Form 10-K
period 1997-12-31
GLOBAL TELESYSTEMS GROUP INC
filed 1998-03-31
CIK 946392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934
       Commission file number:


                         GLOBAL TELESYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)



        Delaware                                       94-3068423
(State of incorporation)                  (I.R.S. Employer Identification Nos.)



                  1751 Pinnacle Drive, North Tower, 12th Floor
                             McLean, Virginia 22102
                    (Address of principal executive offices)
                                 (703) 918-4500
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(g) of the Act:


                              Title of each class

Common Stock, par value $0.10 per share and Rights associated with Common Stock, par value $0.10 per share


         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                               Yes                  No   X
                                   -----               ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the voting stock of Global TeleSystems Group, Inc. held by non-affiliates on February 27, 1998 was approximately $1,182,668,000. On February 27, 1998, there were outstanding approximately 50,904,000 shares of Common Stock of Global TeleSystems Group, Inc.

    Item of Form 10-K                      Document Incorporated By Reference
    ------------------                     ----------------------------------

Part III, Item 10, 11, 12 and 13          Proxy Statement* (excluding therefrom
                                          the subsections entitled "Report of
                                          the Compensation and Benefits
                                          Committee of the Board of Directors"
                                          and "Performance Graph")

Part IV, Item 14 (c)                              Exhibits

--------------------------
* Refers to the definitive Proxy Statement of Global TeleSystems Group, Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of Global TeleSystems Group, Inc. to be held on May 20, 1998.

                         GLOBAL TELESYSTEMS GROUP, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
PART I                                                                      PAGE

ITEM 1.          Business
        Introduction
        Business Strategy
        Russia and the CIS
                 Sovintel
                 TCM
                 TeleRoss
                 Sovam
                 GTS Cellular
                 Certain Considerations Applicable to the Company's Operations in Russia and the CIS
        Western Europe
                 HER
                 GTS Monaco Access
        Central Europe
        Asia
        Certain Considerations Generally Applicable to the Company's
        Operations
        Glossary of Telecommunications Industry Terms

ITEM 2.          Properties

ITEM 3.          Legal Proceedings

ITEM 4.          Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.          Market for the Company's Common Equity and Related
                 Stockholder Matters.

ITEM 6.          Selected Financial Data

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 8. Consolidated Financial Statements and Supplementary Information for the Company

ITEM 9.          Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure

PART III

ITEM 10.         Directors and Executive Officers of the Company

ITEM 11.         Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13.         Certain Relationships and Related Transactions

PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

    To aid the reader, a "Glossary of Telecommunications Industry Terms," which defines certain terms used in this "Business" section and elsewhere in this Report, follows commencing on page 58.

INTRODUCTION

    The predecessor to Global TeleSystems Group, Inc. (the "Company" or "GTS") was founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. The Company was incorporated as a California for-profit corporation on September 25, 1986, and by way of a reincorporation merger, merged with and into SFMT, Inc., a Delaware corporation formed for that purpose on September 13, 1993. The Company was renamed Global TeleSystems Group, Inc., on February 22, 1995. The Company's principal business office is located at 1751 Pinnacle Drive, North Tower-12th Floor, McLean, Virginia 22102, United States, and its telephone number is (703) 918-4500.

    The Company is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers in Russia, the Commonwealth of Independent States ("CIS") and Central Europe. Through its subsidiary Hermes Europe Railtel B.V. ("HER"), GTS is developing, and operating the initial segments of, a pan-European high capacity fiber optic network that is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe. GTS's strategy to develop its businesses generally has been to establish joint ventures with a strong local partner or partners while maintaining a significant degree of operational control. The Company's business activities consist of the ownership and operation of (i) international long distance businesses, which operate through international gateways that provide international switching services and transmission capacity, (ii) local access networks, which provide local telephone service, (iii) cellular networks, which provide wireless telecommunications services, (iv) a domestic long distance business, (v) data networks and (vi) carriers' carrier networks, which provide high volume transmission capacity to other carriers.

    In Russia and the CIS, GTS's objective is to become the premier alternative telecommunications operator. To attain its objective, the Company has partnered with regional telephone companies and with Rostelecom, the national long distance carrier in Russia. The Company currently operates in 24 oblasts (regions) and the city of Moscow in Russia, as well as in 11 additional cities in the CIS, and believes it is well-positioned to become the leading independent telecommunications service provider in Russia. These businesses include: (i) EDN Sovintel ("Sovintel"), which provides Moscow, and recently St. Petersburg, with international long distance and local telephone services and access to the major domestic long distance carriers; (ii) TeleCommunications of Moscow ("TCM"), which provides local access services in Moscow; (iii) TeleRoss (as defined below), which provides domestic long distance services in fourteen cities in Russia, including Moscow, as well as Very Small Aperture Terminal ("VSAT") service to customers outside its primary long distance satellite network; (iv) Sovam Teleport ("Sovam"), which provides data services, including high-speed data transmission, electronic mail, Internet access services, as well as Russia On Line, the first Russian language Internet service; and (v) the Company's cellular operations ("GTS Cellular"), which operates cellular networks in thirteen regions in Russia and also in Kiev, Ukraine, with licenses covering regions with an aggregate population of approximately 25 million people at the end of 1997. Whenever practical, GTS's businesses integrate and co-market their service offerings in Russia and the CIS, utilizing TeleRoss as the domestic long distance provider, Sovintel as the international gateway, TCM and GTS Cellular for local access, and Sovam as the data communications and Internet access network for business applications and on-line services. Together, GTS's Russian and CIS ventures carried 442 million minutes of traffic for the year ended December 31, 1997 and had approximately 33,300 customers, including approximately 23,400 cellular subscribers, as of December 31, 1997. See "-- Russia and the CIS."

    In Western Europe, GTS seeks to position itself as the leading independent carriers' carrier through the development of two ventures, HER and GTS-Monaco Access S.A.M. ("GTS-Monaco Access"). HER's objective is to become the leading pan-European carriers' carrier by providing centrally managed cross-border telecommunications transmission capacity to telecommunications companies including traditional public telecommunications operators ("PTOs") and new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers ("New Entrants") on an approximately 18,000 kilometer pan-European high capacity fiber optic network designed to interconnect a majority of the largest Western and Central European cities. As of April 1, 1998, HER's network will link Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, and Frankfurt. HER expects the initial five country network and Switzerland to be placed in operation in the second quarter of 1998. This segment of the network is expected to deliver managed transport services over approximately 3,800 kilometers of fiber optic cable linking, in addition to the cities discussed above, the cities of Zurich, Geneva, Dusseldorf, Stuttgart, and Munich. The full 18,000 kilometer network is expected to become fully operational during the year 2000. HER also plans to lease capacity on a transatlantic cable linking the European network to North America and is exploring various interconnectivity options to Russia and Asia. Such intercontinental interconnectivity will help HER to satisfy the needs of its European customers with respect to outgoing traffic and to attract additional non-European customers with traffic terminating in Europe. HER commenced commercial service over the Brussels-Amsterdam portion of the network in late 1996, and the London-Paris portion in November 1997. GTS-Monaco Access operates an international gateway in Monaco in partnership with, and utilizing the existing gateway infrastructure of, the Principality of Monaco and provides transit and routing of international calls to other telecommunications operators. Through its HER and GTS-Monaco Access ventures, GTS is building a new network for transporting voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe and for worldwide international voice, data and multimedia/image traffic that either originates or terminates in, or transits through, Western and Central Europe. See " -- Western Europe."

    In Central Europe, GTS's objective is to become one of the leading alternative telecommunications providers in the region. GTS currently provides private data communications services to government and commercial customers in Hungary and the Czech Republic. In the Czech Republic, the Company provides outgoing voice services and operates an international gateway and a data services network. In Hungary, GTS operates a VSAT network, which GTS believes is the largest VSAT network in Central Europe as measured by number of VSAT sites. The Company has also signed an agreement to provide international data services in Poland, subject to the receipt of necessary governmental approvals. GTS's strategy is to expand its service offerings as the regulatory environment permits, leverage its existing VSAT and international gateway infrastructure where possible and provide a broad range of services to its target markets. See " -- Central Europe."

    Although GTS does not currently own or operate significant telecommunication assets in Asia, GTS's objective is to become an established and diversified telecommunications provider in China and India. GTS seeks to leverage its position in these countries to capitalize on opportunities as they arise. See "-- Asia."

    The following table sets forth certain information, as of December 31, 1997, for the principal ventures through which the Company conducts its business:


                                                  COUNTRY/REGION        GTS                                 PRINCIPAL
               COMPANY NAME                        OF OPERATIONS     OWNERSHIP     PARTNER(S)               BUSINESS
               ------------                       --------------     ---------     ----------               --------
CIS
  Sovintel....................................     Russia               50%        Rostelecom            International Long
                                                                                                         Distance; Local
                                                                                                         Access
  TCM    ......................................    Russia               50%(1)     MTU Inform and        Local Access Lines
                                                                                   others
  TeleRoss.....................................    Russia               50%(2)     Various local PTOs    Domestic Long
                                                                                                         Distance
                                                                                                         Data and Internet
  Sovam  ......................................    Russia               67%(3)     Institute for
                                                                                   Automated Systems
  GTS Cellular.................................    CIS               25-70%(4)     Primarily various     Basic Cellular
                                                                                   local PTOs
WESTERN EUROPE
  HER    ......................................    Western Europe       79%(5)     Various               Carriers' Carrier
                                                                                                         Carriers' Carrier;
  GTS-Monaco Access............................    Monaco               50%        Principality of       International Gateway
                                                                                   Monaco


CENTRAL EUROPE
  GTS-Hungary..................................    Hungary              99%        --                    VSAT Network
  EuroHivo.....................................    Hungary              70%        Microsystems          Paging Services
                                                                                   Telecom Rt.;
                                                                                   Gerard Aircraft
                                                                                   Sales and Leasing
                                                                                   Company
  CzechNet.....................................    Czech Republic      100%        --                    International Long
                                                                                                         Distance
  CzechCom.....................................    Czech Republic      100%        --                    Data and Internet


ASIA
  V-Tech ......................................    China                75%        Shanghai Science      VSAT Network
                                                                                   and Technology
                                                                                   Investment
                                                                                   Corporation
  Beijing Tianmu...............................    China                47%        China International   VSAT Network
                                                                                   Travel Service
                                                                                   Telecom Co.,
                                                                                   Ltd.(6)
  CDI    ......................................    India               100%        --                    Voice, Data and
                                                                                                         Internet

----------
(1) GTS holds a 50% indirect interest in TCM through its 52.6% interest in GTS-Vox Limited, an intermediate holding company.

(2) TeleRoss consists of (i) two wholly owned holding companies and a 99% owned subsidiary that operates a domestic long distance network (collectively, "TeleRoss Operating Company") and (ii) thirteen joint ventures that are 50% beneficially-owned by GTS (the "TeleRoss Ventures"). See "-- Russia and the CIS -- TeleRoss."

(3) GTS purchased its minority partner's 33.3% interest in February 1998, thereby making Sovam a wholly owned subsidiary of GTS.

(4) GTS conducts its cellular operations through (i) Vostok Mobile B.V. ("Vostok Mobile"), a wholly owned GTS subsidiary, which owns between 50% and 70% of a series of 12 operational cellular joint ventures in various regions in Russia, (ii) PrimTelefone, a 50% owned venture in Vladivostok and four other cities in the Primorsky region of Russia and (iii) Bancomsvyaz, an approximately 25% beneficially owned venture in Kiev, Ukraine. GTS intends to enter into the cellular markets of additional Russian regions through Vostok Mobile. See "-- Russia and the CIS -- GTS Cellular."

(5) As a result of the sale of shares by one of the other shareholders of HER in March 1998, GTS currently owns approximately 89% of HER. See "---Western Europe---HER---HER Recapitalization." The Company's interest is expected to decrease due to the stock options for common shares of HER issued to certain HER executives under the HER stock option plan established in the fourth quarter of 1997. See "Executive Compensation and Other Information -- Key Employee Stock Option Plan of Hermes Europe Railtel B.V." in the Company's Proxy Statement for its 1998 Annual Meeting.

(6) GTS owns 75% of GTS China Investments LLC ("GCI"), which owns 90% of American China Investment Corporation ("ACIC"). ACIC owns 70% of the Beijing Tianmu China joint venture company.

BUSINESS STRATEGY

    GTS seeks to develop businesses to meet the rapidly expanding market demand for telecommunications services. GTS's goal in emerging markets is to establish itself as the leading alternative to the incumbent telecommunications service providers and as a premier provider of value-added services. In addition, the Company seeks to position itself as the leading independent carriers' carrier within Western and Central Europe through the development of a pan-European fiber optic network and an international gateway in Monaco.

    GTS believes that it will be able to successfully operate its businesses and develop business opportunities by pursuing the following strategies:

    o Identify and Seize Early Market Opportunities. GTS's primary strategy is to identify less developed markets in which the incumbent operator offers inadequate service and where liberalization of telecommunications regulations may be pending. The Company believes entering these less developed markets quickly is a key competitive advantage in the global telecommunications market. GTS leverages its management's knowledge of the markets in which the Company operates to assess and react quickly when attractive business opportunities arise.

    o Establish Joint Ventures with Experienced Local Partners. GTS seeks to establish and maintain strategic partnerships and relationships with key telecommunications operators and service providers in the countries in which it operates. The Company believes that these relationships increase its ability to anticipate and respond to changes in the regulatory and legal environment and assist with license renewal and expansion of its operating companies.

    o Retain Significant Operational Control. In general, GTS actively participates in the management of its ventures by (i) providing most of the funding for the ventures' operations, (ii) selecting key members of the local management team, (iii) developing business plans and marketing strategies together with local management, (iv) monitoring operating functions, (v) maintaining close working relationships with local partners and (vi) integrating its networks and businesses in a manner which is consistent with the Company's overall strategic objectives.

    o Build Infrastructure to Provide High Quality Services. GTS continues to develop and expand its network infrastructure. The Company believes that its networks offer service, quality and cost advantages over incumbent providers as a result of the Company's customer support, network monitoring, management systems and its ability to integrate and co-market its service offerings.

    o Leverage Management Depth and Experience. GTS's management has significant experience in the development and operation of telecommunications businesses outside the United States. The Company believes that this experience, together with the Company's extensive operations, has provided its management with the ability to identify, evaluate and pursue international telecommunications business opportunities. Additionally, GTS has assembled a management team comprised of executives with extensive experience managing telecommunications companies in the respective local markets. GTS believes that its management team possesses a broad knowledge of relevant political and regulatory structures, as well as the cultural awareness and fluency with international and local business practices necessary to implement the Company's objectives.

    o Ability to Access Capital. In general, the Company's financing strategy is to establish parent level funding to meet general corporate needs and the costs of start-ups and acquisitions and, when it is possible and cost-effective, to finance ongoing operations at the venture level. From 1993 through 1997, the Company raised privately approximately $268 million in equity and approximately $215 million of debt (of which approximately $74 million was raised through shareholders). In addition, HER completed a $265 million private placement of senior notes (of which $56.6 million was placed in escrow for the first two years' interest payments) in 1997. On February 10, 1998, the Company completed an initial public offering of its common stock. The Company sold 12,765,000 shares in the offering, including 1,665,000 shares sold as a result of the exercise of over-allotment options granted to the underwriters of the offering and realized net proceeds of $238.7 million from the offering after the payment of underwriting fees but, before payment of other expenses associated with the offering. On the same date, the Company also sold $105 million aggregate principal amount of 9-7/8% Senior Notes due 2005 ("the Senior Notes"), and realized net proceeds of $82.3 million, after the payment of underwriting fees and the deposit of $19.6 million in escrow to cover the first four scheduled payments of interest on the Senior Notes, but before expenses associated with the sale of the Senior Notes.

    In addition to its overall business strategy, GTS has developed specific market strategies to achieve its goals in emerging markets and Western Europe.

    Emerging Markets. The Company pursues its goals in emerging markets through a three-stage approach of market entry, market expansion and market integration.

    o Market Entry. GTS identifies a market as a suitable target for entry based upon: (i) superior growth prospects for such market, demonstrated by growing demand for high quality telecommunications services; (ii) the provision of inadequate services by incumbent providers, typically resulting from the incumbents' unwillingness to offer high quality services with reliable customer support at attractive prices; and (iii) attractive regulatory environments in which emerging alternative telecommunications providers such as GTS have, or expect to have over a clearly defined time horizon, the ability to compete on a substantially equal basis with the incumbent providers in terms of certain services and the cost of providing those services. Once GTS has identified a market as suitable for entry, the Company seeks to establish its presence in that market by establishing a venture with a strong local partner or partners. In general, GTS maintains a significant degree of operational control in such ventures. Through such ventures, the Company benefits from its partners' ability to provide infrastructure, regulatory expertise and personnel that will provide GTS with a competitive advantage in entering that market. When entering a new market, GTS's strategy is to provide its customers with higher quality service as compared to the services offered by incumbent providers.

    o Market Expansion. Having entered a market successfully and established a limited service offering to its targeted customer base, GTS then seeks to expand the range of services it offers to existing and potential customers and to further develop its relationships with local partners. By broadening its service offerings, GTS anticipates achieving increased economies of scale through the common use of administrative and operating functions already in place, increasing the Company's share of its customers' telecommunications spending and expanding GTS's base of potential customers through the provision of a bundled service offering. The Company also seeks to expand its targeted geographic market by forming new partnerships, installing infrastructure and offering services in additional geographic regions, allowing the Company to further enhance its operating leverage and ability to service its customers' telecommunications needs.

    o Market Integration. GTS ultimately intends to integrate and co-market its service offerings in each of the markets in which it operates. The Company believes such integration enables it to enhance its operating efficiency by leveraging its distribution channels, infrastructure and networks, and management information systems. As customers develop a need for a broader variety of telecommunications services, the Company believes GTS's integrated operations will represent an attractive service alternative for customers seeking a single provider with the ability to meet all their telecommunications needs.

    Western Europe. The Company seeks to position itself as the leading independent carriers' carrier within Western Europe through the development of HER's pan-European fiber optic network and the operation of GTS-Monaco Access's international gateway in partnership with, and utilizing the gateway infrastructure of, the Principality of Monaco. The overall strategy of GTS in Western Europe is to complement and enhance the services provided by PTOs and New Entrants in a way that helps them to more successfully meet the needs of their end-user customers. HER seeks to enter the market ahead of competition and encourage a wide variety of carriers to use its network with service offerings that meet their needs. To establish itself as the leading carriers' carrier for international telecommunications within Europe, HER intends to provide its customers with significantly higher quality transmission and advanced network capabilities at a competitive price by utilizing advanced, uniform technology across the region and providing redundant routing for higher levels of reliability.

RUSSIA AND THE CIS

OVERVIEW

    GTS is a leading provider of a broad range of telecommunications services in Russia. GTS's services include international long distance services, domestic long distance services, high speed data transmission and Internet access, cellular services and local access services. GTS was among the first foreign telecommunications operators in the CIS, where it began offering data links to the United States in 1986, international long distance services in 1992, local access to its networks in 1994 and cellular services in 1995. GTS has developed these businesses into a leading provider of telecommunications service offerings in Russia by building its own infrastructure, including a fully digital overlay network and interconnections with its local Russian telecommunications partners.

    The Company believes that evolving changes in government policy over the last several years and the overall inadequacy of basic telecommunications services throughout Russia have created a significant opportunity. Before 1990, all international, domestic long distance and local telecommunications in the Soviet Union were provided by a monopoly state telecommunications company managed by the Ministry of Posts and Communications. In 1990, the Council of Ministers established a joint-stock company called Sovtelecom and transferred to it all of the telecommunications assets and operations of the Soviet Ministry of Posts and Communications. Following the dissolution of the Soviet Union in 1991, the name of the company was changed to Intertelecom. In 1992, the Russian government decided to split Intertelecom into several components to foster privatization, competition and investment. The international and long-distance assets and operations were combined into Rostelecom, creating a monopolistic service provider. The local telecommunications assets and operations were broken up into 88 independent regional joint-stock companies, seven of which serve cities, including the Moscow City Telephone Network and the Petersburg Telephone Network. Most of the regional companies have a telecommunications trunk operator and provide a domestic long distance service within their service region. Domestic long distance calls to and from areas outside the companies' service area, as well as international calls, are switched to and from Rostelecom, which forwards the calls to and from another regional company or a foreign carrier for international calls. Exceptions to this rule include the seven city operators. In Moscow and St. Petersburg, the trunk operators have been isolated into separate, long distance companies called Moscow MMT and St. Petersburg MMT. All domestic long distance and international calls originating from or terminating in Moscow and St. Petersburg are switched through the MMTs, which forward the calls to and from Rostelecom.

    Following the former Soviet Union's transformation from a centralized economy to a more market-oriented economy, increased demand from emerging private businesses and from individuals, together with the poor state of the public telephone network, has led to rapid growth in the telecommunications sector in Russia and the CIS. In 1991 the Ministry of Communications (the "MOC") was established as the Russian successor to the Soviet Ministry of Posts and Communications to regulate and improve the telecommunications industry and to be the government's representative for its ownership share of the 88 regional operating companies, the assets currently held by (then the monopoly international and domestic long distance service provider) and national radio, television and satellite operating companies. This enabled the MOC and operating organizations to begin the privatization process, attract foreign investment and initiate joint ventures with foreign partners.

    Although it remains subject to certain restrictions, significant progress in privatization of the telecommunications industry in Russia and the CIS has occurred. Under Russian law, state-owned enterprises within the telecommunications sector were subject to privatization but only pursuant to a decision of the Russian government in each individual case and with the state retaining a certain percentage of the stock of the privatized entity for three years, subject to extension for national security reasons. At present, virtually all of the former state telecommunications enterprises have been privatized and, subject to the above restrictions, shares of the newly formed joint stock companies have been sold to the public. Also, a significant number of private operators provide a wide variety of telecommunications services pursuant to licenses from the MOC to a growing number of customers throughout Russia. According to the MOC, more than 6,000 licenses have been granted to telecommunications operators in Russia, a large portion of which is assumed to represent licenses reissued to the same operators as a result of their reorganization or obligation to hold such licenses on counterfeit-proof paper.

    In October 1994, the President authorized the establishment of Svyazinvest with the stated purpose of fostering greater efficiency and economies of scale within the industry through competition. As a wholly government-owned company, Svyazinvest was granted a controlling stake in approximately 85 regional telecommunications companies in order to compete in these respective markets. Svyazinvest was also given control of more than 20 million of the 25.5 million telephone lines in Russia, except in Moscow and St. Petersburg.

    In April 1997, President Yeltsin approved the transfer of the federal government's 51% stake in Rostelecom, as well as similar stakes in Central Telegraph (the national PTO), the Ekaterinburg City Telephone Network and Giprosvyaz (a telecommunications research institute), to Svyazinvest. On July 30, 1997, Mustcom Ltd., a Cyprus-based company that represents the interests of a consortium which includes ICFI Cyprus, Renaissance International Ltd., Deutsche Morgan Grenfell, Morgan Stanley, and an affiliate of George Soros, purchased a 25% stake in Svyazinvest for $1.87 billion. The President has also authorized the sale of another 24% of Svyazinvest at a future date. This sale is scheduled to occur in the second half of 1998 and is currently reserved solely for Russian investors. The Russian government has announced that it will retain a controlling 51% interest in Svyazinvest.

    As a result of the government's actions, a single entity, Svyazinvest, now owns a majority interest in most of the Company's principal venture partners and other telecommunication service providers in Russia which together provide a range of international and domestic long distance and local telecommunications services throughout Russia. The consolidation of many of its partners under Svyazinvest and the possible sale of a significant interest in Svyazinvest to foreign and/or Russian investors will likely subject the Company to more coordinated competition from Svyazinvest, and may lead to material adverse changes in the business relationships between the Company and such partners, which business relationships represent a material component of the Company's business strategy in Russia. There can be no assurance that the continuing privatization of Svyazinvest, or the evolution of government policy regarding Svyazinvest and Rostelecom, will not have a material adverse effect on the Company or its ventures.

    The Russian government's interest in Svyazinvest is held by the MOC, which was reclassified as the State Committee on Telecommunications and Informatics during a recent government reorganization. The MOC remains the central body of federal authority in the Russian Federation, having responsibility for state management of the communications industry and supervisory responsibility for the condition and development of all types of communications.

    Despite the recent changes in the Russian telecommunications industry, the level of telecommunications service generally available from most public operators in Moscow remains significantly below that available in cities of Western Europe and the United States, although in recent years, the Moscow local telephone infrastructure has benefited from significant capital investment. By 1995, there were approximately 16 lines per 100 persons in Russia and 45 lines per 100 persons in Moscow. In comparison, there were 60 and 58 lines per 100 persons in the United States and Western Europe, respectively. In addition, the quality of services, reflected as the percentage of digital switching in local telephone networks, currently is approximately 12% in Russia compared to 65% and 66% in the United States and Western Europe, respectively.

    Outside Moscow (and to a lesser extent St. Petersburg), most standard Russian telecommunications equipment is obsolete. For example, many of the telephone exchanges are electromechanical and most telephones still use pulse dialing. The Russian population is over 145 million, of which approximately two-thirds is concentrated in urban areas. The telecommunications market in Russia currently includes a number of operators that compete in different service offering segments -- local, inter-city, international, data and cellular services. In large measure, the relative lack of economic development in the regions accounts for the lack of improvement in local telecommunications infrastructure. Although the regions still generally rely on an outdated infrastructure inherited from the former Soviet Union, they are starting to resort to sophisticated sources of finance, such as municipal bond offerings, in order to upgrade it.

    Growth in the Russian telecommunications industry has been principally driven by businesses in Moscow requiring international and domestic long distance voice and data services and by consumers using mobile telephony. This growth has been most significant as multinational corporations have established a presence in Moscow and Russian businesses have begun to expand. The service sector, which includes operations in distribution, financial services and professional services and tends to be the most telecommunications-intensive service sector of the economy, is growing rapidly in Moscow. Since moving to a more market-oriented economy, the economic conditions in the outlying regions in Russia have also generally improved. The telecommunications industry in the outlying regions has experienced recent growth, principally as a result of growth in the industrial sector as well as the establishment of satellite offices in the regions by multinational corporations and growing Russian businesses. The extent of overall market growth will depend in part on the rate at which the Russian economy expands, although recent revenue growth in the sector has been significant (in spite of a declining economy in certain regions) because of increasing traffic from pre-existing customers and the normalization of tariffs for business services.

    The Company believes it is well-positioned to take advantage of market growth factors due to (i) its early market entry, (ii) its strong infrastructure position in Moscow, by far the most important regional market,
(iii) the local market experience of its local partners, (iv) the extent of its existing customer base and (v) its extensive range of international and domestic telecommunications services. GTS believes it is the only operator in Russia currently capable of providing a broad range of service offerings and marketing them as a single end-to-end service offering for its customers.

STRATEGY

    GTS's objective is to become the premier alternative carrier in Russia and other key growth markets of the CIS. To attain this objective, the Company has developed and implemented the following strategy:

    o Develop Strong Local Partnerships. The Company has and continues to develop its Russian and CIS business through alliances with experienced local partners, which to date have been primarily regional telephone companies and Rostelecom. These ventures combine the management, financial and marketing expertise of GTS together with its partner's ability to provide infrastructure and local regulatory experience. GTS believes that these relationships lend it credibility and increase its ability to anticipate and respond to the evolving regulatory and legal environment. GTS maintains a significant degree of managerial and operational control in its joint ventures through its foundation documents, which enable GTS to develop them in a manner consistent with its overall strategic objectives.

    o Expand Customer Base. The Company continues to expand its customer base through the provision of basic telephone and digital services in markets where such services are not currently provided. Once they have established a presence in a market, the Company's ventures seek for opportunities to expand further into neighboring regions and cities.

    o Increase Range of Digital Services. As its business customers expand their operations throughout Russia and the CIS and as their telecommunications needs become more sophisticated, the Company seeks to increase its revenues by expanding the range of integrated digital services offered to its customers.

    o Offer High Quality Telecommunications Service and Customer Service. The Company continues to invest in and build sophisticated high-speed digital networks and other infrastructure through which customers can gain local access to the Company's services. In addition to providing advanced, high quality network infrastructure, the Company emphasizes and offers its customers a level of customer service which the Company believes cannot be found elsewhere in the market.

    To date, GTS has made substantial progress employing this strategy. The Company provides digital voice, data and local services in Moscow through its Sovintel, Sovam and TCM ventures and provides these same services to thirteen additional Russian cities through its TeleRoss long distance network.

OPERATIONS

    GTS provides a broad range of telecommunications services in Russia, including international long distance services, domestic long distance services, cellular services, high speed data transmission, Internet access and local access services. These services are supported by operator assistance, itemized call reporting and billing, and other value-added capabilities that leverage GTS's investment in advanced switching, data collection and processing equipment. GTS also provides customized systems integration, including PABXs, key systems, wiring and interconnectivity. GTS's own infrastructure is supplemented with dedicated and leased capacity to allow GTS to bypass the severely congested and poorly maintained local, domestic and long distance circuits of the Russian carriers.

    Whenever practical, GTS's business units integrate and co-market their service offerings, utilizing TeleRoss as the long distance provider, Sovintel as the international gateway, TCM and GTS Cellular for local access, and Sovam as the data communications and Internet access network for business applications and on-line services. Through this integrated marketing approach, GTS is able to provide comprehensive telecommunications solutions to multinational corporations operating throughout Russia and the CIS. Several of the TeleRoss Ventures and the cellular joint ventures were not operational, or had just commenced operating, in 1995. As a result, TeleRoss and GTS Cellular did not generate significant revenues in 1995.

    The following table sets forth certain operating data related to the Company's operating ventures in Russia and the CIS.

                                                         AT AND FOR THE YEAR
                                                          ENDED DECEMBER 31,
                                                       ------------------------
                                                          1996          1997
                                                       -----------  -----------
     Cities In Service...............................      33           40
     Total Voice Minutes (millions)(1)
       Inter-city....................................      15.8         57.1
       Local.........................................     133.0        269.1
       International Outgoing........................      20.5         46.0
       Incoming......................................      33.2         69.9
     Total Data Customers (thousands)................       6.2          9.9
     Total Cellular Subscribers (thousands)..........       9.8         23.4



----------
 (1) Amounts include minutes between Company affiliates.

SOVINTEL

    GTS owns 50% of Sovintel, a joint venture with Rostelecom, the national long distance carrier. Sovintel was founded in 1990 by GTS, Rostelecom and GTE Spacenet, with GTS acquiring GTE Spacenet's interest in 1994. Sovintel markets a broad range of high quality telecommunications services by (i) directly providing international direct dial access to over 170 countries and private line dedicated voice channels and (ii) leveraging the infrastructure and services of the other GTS ventures, including TeleRoss, TCM and Sovam. In addition, Sovintel provides and installs for its customers equipment such as PABXs, key systems and wiring and provides maintenance and other value-added services. Sovintel customers, which primarily consist of businesses, hotels and Moscow-based cellular operators, are able to access these telecommunications services through Sovintel's fully-digital overlay network in Moscow. In addition, Sovintel has recently commenced construction of a limited network in St. Petersburg that is interconnected to Sovintel's Moscow network and is intended to support Sovintel's Moscow clients which have a presence in St. Petersburg. Sovintel serviced over 43,900 telephone numbers, or "ports," for business customers and cellular providers and had over 275 employees as of December 31, 1997.

    Sovintel has constructed and operates a fully-digital overlay network in and around Moscow which consists of (i) an approximately 600-kilometer fiber optic ring, (ii) over 250 PABXs linked to the fiber optic ring, (iii) a fully-digital microwave network, (iv) a wireless local loop and (v) an international gateway connected to the fiber optic ring. In addition, Sovintel leases dedicated international long distance channels. Customers are connected to the Sovintel network via last mile connections to over 250 PABXs that provide "points-of-presence" in and around Moscow. The PABXs are connected to the network through a direct fiber connection or a digital microwave network. Some of Sovintel's new customers are temporarily connected to the network through a wireless local loop. The wireless local loop provides a significant competitive advantage because it allows Sovintel to connect customers to its network more quickly than alternative methods. As these customers are provided permanent connections to Sovintel's network through direct connections to the PABXs, additional customers are rolled onto the wireless local loop.

    After a customer is connected to the Sovintel network, local telephone services are provided through the Sovintel fiber optic ring's interconnection with the switches of either TCM or MTU Inform. These switches provide access to local telephone service in Moscow through interconnections with the Moscow city telephone network ("MGTS") and the principal Moscow cellular providers. Sovintel provides its customers access to domestic long distance service through the TeleRoss long distance network, or through Rostelecom's network in cities not currently served by TeleRoss. International service is provided primarily through the Sovintel international gateway, which transmits international traffic via dedicated international leased long distance channels. Sovintel's customers also can receive high speed data services through Sovintel's interconnection with the Sovam data network. Accordingly, from a customer's perspective, Sovintel offers a broad range of telecommunication services.

    The following table sets forth certain operating data related to Sovintel's operations:



                                   AT AND FOR THE YEAR ENDED DECEMBER 31.
                                   --------------------------------------
                                        1995       1996       1997
                                     ----------  ---------  --------
MINUTES OF USE(1)
  International Minutes
     Number of Minutes ............     10,516     20,839     43,664
     Average Rate Per Minute ......   $   2.06   $   1.55   $   1.12
  Domestic Long Distance Minutes
     Number of Minutes ............      2,047     10,098     26,606
     Average Rate Per Minute ......   $   0.86   $   0.65   $   0.52
  Moscow (Local) Fixed Line Minutes
     Number of Minutes ............       --         --      --3,501
     Average Rate Per Minute ......       --         --      $--0.05
  Moscow (Local) Cellular Minutes
     Number of Minutes ............     21,478     83,673    118,447
     Average Rate Per Minute ......   $   0.06   $   0.08   $   0.08
  Incoming Minutes
     Number of Minutes ............      3,839     24,306     43,626
     Average Rate Per Minutes .....   $   0.58   $   0.28   $   0.30
PORTS
  Number of Ports (cumulative) ....      6,079     29,646     43,976
NUMBER OF PRIVATE LINE CHANNELS
  International ...................         26         89        201
  Inter- and Intra-City ...........         26        103        243
APPROXIMATE EQUIPMENT SALES
  (THOUSANDS) .....................   $  1,400   $  2,200   $  3,400

----------
(1)      Minutes in thousands. Amounts include minutes among affiliates.

    Services. Sovintel markets a broad range of high quality telecommunications services by (i) directly providing international direct dial access to over 170 countries and private line dedicated voice services and (ii) by leveraging the infrastructure and services of the other GTS ventures. Sovintel's services include:

    o Switched International, Domestic Long Distance and Local Services. Customers are provided switched international long distance services directly through Sovintel's international gateway in Moscow and its leased long distance channels. Domestic long distance services are marketed by Sovintel and provided either through the TeleRoss long distance network or, where the call destination is not served by TeleRoss, through Rostelecom's network. Local call service is provided by Sovintel indirectly as a result of its interconnection, through TCM or MTU Inform, with the Moscow city telephone network. Based on its familiarity with the market, the Company believes that Sovintel's services are distinguished by a higher level of quality than those of its competitors, particularly with respect to call completion rates for its domestic long distance and local call services. In addition, the Company trains its employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, the Company believes that customers choose Sovintel over its competitors because it has earned a reputation for providing high quality telecommunications services through an experienced and professional customer service staff.

    o Private Line Channels. Private line channels, which are provided over dedicated leased lines, are principally utilized by customers with high-volume data traffic needs, such as Sovam and large data providers. Private line customers have access to intra-city service in Moscow through Sovintel's fiber optic ring and to inter-city service between Moscow and St. Petersburg via fiber leased by Sovintel, in each case benefiting from Sovintel's high quality infrastructure. Private line domestic long distance service is provided through TeleRoss and, for cities not served by TeleRoss, through Rostelecom. International private line service is provided through dedicated leased fiber channels from Rostelecom.

    o Equipment Sales, Installation Services and Project Planning and Management Services. In providing the above services to its customers, Sovintel installs and maintains equipment on its customers' premises, including PABXs, key systems and wiring. Sovintel also provides project planning and management services, including system design and management, to its customers.

    o World Access Service. Customers are able to access Sovintel's international long distance services through the World Access Card, which provides customers either direct or calling-card-based portable access to domestic and international long distance service. The calling card can be used in 15 Russian cities, including Moscow and St. Petersburg, and 23 countries.

    Sovintel complements its service offerings by providing a wide range of value-added services including operator assistance, maintenance and customer support and itemized call reporting and billing.

    Customers and Pricing. Sovintel's customers consist primarily of high-volume business and professional customers, such as IBM, Credit Suisse Group and Reuters, other multinational corporations and Russian enterprises, a number of premium Moscow hotels and other telecommunications carriers. In addition, Sovintel is one of the primary providers of domestic and international long distance service for the major cellular service providers in Moscow, including VimpelCom, MTS and Moscow Cellular. Sovintel's customers typically demand a higher level of service than generally available in the market. Sovintel further provides to its large corporate customers data services such as frame relay and Internet access contracted from Sovam in order to offer "one-stop shopping" telecommunications solution to these customers, who increasingly require this type of service.

    The pricing structure for international and domestic long distance calls is based upon traffic volume and overall market rates, with Sovintel's rates varying depending on the time and destination of the call. Local calls, other than calls placed to cellular phones, are completed without charge. Sovintel expects to continue its practice of not charging to complete local calls unless and until the MGTS begins to charge for completion of such calls. Sovintel prices its international long distance services slightly below those of its principal competitors, and has recently reduced its rates in anticipation of increased competitive pricing pressures. Sovintel's average revenue per minute for outgoing international long distance calls has declined from approximately $2.35 per minute for the year ended December 31, 1994 to approximately $1.12 per minute for the year ended December 31, 1997. Sovintel expects increased pricing pressure from competitors over time. Sovintel prices domestic long distance services in line with those of its principal competitors, however, due to its obligations under certain agreements with affiliated entities, Sovintel's margins for these services are declining. Prices for domestic long distance services have increased significantly over the last several years, although such prices stabilized in the second half of 1996. Sovintel's private line services are priced competitively. Sovintel provides private line channels by releasing lines it leases from Rostelecom. The lines are leased by Sovintel from Rostelecom at wholesale rates and leased by Sovintel to its customers at prices in line with Rostelecom's retail rate.

    Customers are billed monthly with larger-volume customers receiving discounts of up to 25%. Customers using international services, domestic long distance or data services are billed in U.S. dollars. To the extent permitted by law, payment is made either in U.S. dollars or in rubles at the ruble/dollar exchange rate at the time of payment, plus a conversion charge in order to minimize the impact of currency fluctuations. Sovintel currently bills on an invoicing system that was internally developed. Currently, the system is adequate for Sovintel's present customer base; however, the Company is evaluating alternatives for upgrading the system in anticipation of future growth.

    Sales and Marketing. Sovintel's sales and marketing strategy targets large multinational and Russian businesses both directly and through contacts with real estate developers and business center managers in the greater Moscow area. These developers and managers typically determine which telecommunications service provider will service their respective properties. By identifying and building relationships with these developers and managers at an early stage (typically up to one year prior to the completion of a new building project), Sovintel seeks to enhance the likelihood of winning the service contract. In addition to its traditional target market, Sovintel has recently begun to market its services to smaller businesses. Sovintel utilizes a departmentalized sales force in order to focus its sale efforts on the different segments within its target market. The sales force is comprised of 40 sales personnel, including 15 account managers, all of whom specialize in serving specific targeted industries. Dedicated marketing and customer support personnel provide technical support, customer service, training, market monitoring and promotional functions for Sovintel. Sovintel's sales and marketing personnel are paid through a combination of salary, commissions and incentive bonuses.

    Ownership and Control. Sovintel is a joint venture between a wholly owned entity of GTS and Rostelecom with each having a 50% ownership interest. Under Sovintel's charter, GTS and Rostelecom each have the right to appoint three of the six members of Sovintel's managing board. Rostelecom has the right to nominate the Director General (the highest ranking executive officer at Sovintel), while GTS has the right to nominate the First Deputy Director General (the next-highest ranking executive officer at Sovintel). In practice, the Director General and the First Deputy Director General together perform the role of a chief executive officer. Certain business decisions, including the adoption of Sovintel's annual budget and business plan as well as the distribution of profits and losses require the approval of both GTS and Rostelecom. Neither GTS nor Rostelecom are obligated to fund Sovintel's operations or capital expenditures. Losses and profits of Sovintel are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and Rostelecom have each made equity contributions of $1.0 million to Sovintel. The Sovintel joint venture agreement does not have an expiration date. See "--Certain Considerations Generally Applicable to the Company's Operations-- Dependence on Certain Local Parties; Absence of Control" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Accounting Methodology --- Profit and Loss Accounting."

TCM

    GTS beneficially owns approximately 50% of TCM, a joint venture founded in 1994 that provides a licensed numbering plan and interconnection to the Moscow city telephone network for carriers needing basic local access service in Moscow. GTS's partners in TCM are MTU-Inform and a group of entrepreneurs with extensive telecommunications experience. TCM is currently licensed to provide 100,000 numbers in Moscow, of which approximately 50,000 have been leased. TCM has contracted with MGTS to construct up to an additional 100,000 numbers in several stages over the next five years, and currently plans to construct 10,000 numbers in each of 2000, 2001 and 2002. Any such construction, however, is subject to TCM obtaining a license covering the additional numbers and the availability of such numbers in the portion of the MGTS numbering plan in which TCM plans to construct such numbers. TCM's switching facilities are fully integrated with the networks of Rostelecom, Sovintel, and MGTS, allowing it to provide high quality digital service to its customers.

    Services. TCM acts as a local gateway by providing numbers and ports to carriers in Moscow, including Sovintel, VimpelCom, MTS and Moscow Cellular, and thus providing interconnectivity to the Moscow city telephone network. Access to the Moscow city telephone network provides customers with the higher quality and broader range of services available in Moscow, such as the services provided by Sovintel. Access from outlying regions is typically obtained through a domestic long distance service provider such as TeleRoss. See "-- Sovintel" and "-- TeleRoss."

    Customers and Pricing. TCM provides its services on the wholesale level to primary carriers. VimpelCom is TCM's primary customer and accounts for substantially all of TCM's revenues, hence the loss of VimpelCom as a customer would have a material adverse effect on the Company. TCM also provides ports to Sovintel and to other network operators. TCM's ports are leased principally to carriers in Moscow. Although local access services are priced upon the basis of supply and demand factors in the local market, in general, for each port cellular operators pay an approximately $300 installation fee and a $16 flat monthly fee plus a per minute charge for traffic while other carriers pay a larger initial fee of approximately $500 and a monthly fee of approximately $25. Local access services are typically provided pursuant to five-year contracts that may be renewed upon expiration for additional one-year periods. TCM has entered into an agreement with Sovintel pursuant to which billing and collecting functions for TCM-Sovintel joint customers are performed by Sovintel, with Sovintel remitting such amounts (less applicable settlement charges and administrative costs) to TCM. The rapid growth of cellular services in markets like Moscow has placed a premium on new numbers, which has translated into attractive prices for these numbers. TCM, however, believes these prices will decline over time.

    Ownership and Control. GTS's indirect interest in TCM is represented by its approximately 52% interest in a holding company, which owns 95% of TCM. This structure provides GTS with 50% beneficial ownership interest in TCM. Decisions of the holding company regarding TCM require unanimous board approval and neither GTS nor its partner in the holding company is obligated to fund operations or capital expenditures of the holding company. In addition, neither the holding company nor the TCM shareholders are obligated to fund operations or capital expenditures of TCM. At both the holding company and TCM level, losses and profits are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. GTS acquired its indirect, 50% beneficial interest in TCM for approximately $700,000 and certain additional consideration. As of December 31, 1997, GTS had no outstanding loans relating to TCM. None of the operative charters and agreements relating to the holding company or TCM have expiration dates. See "Certain Considerations Generally Applicable to the Company's Operations -- Dependence on Certain Local Parties; Absence of Control" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Accounting Methodology --- Profit and Loss Accounting."

TELEROSS

    TeleRoss, which began operations in 1995, consists of (i) two wholly owned holding companies and a 99% owned subsidiary of GTS that operates a domestic long distance network (collectively, the "TeleRoss Operating Company") and (ii) thirteen joint ventures that are 50% beneficially-owned by GTS that originate traffic and provide local termination of calls (the "TeleRoss Ventures" and, together with TeleRoss Operating Company, "TeleRoss"). The TeleRoss domestic long distance network serves fourteen major Russian cities, including Moscow and, through VSAT technology, 24 customers located outside these cities. TeleRoss provides digital domestic long distance services and other value-added services through its own infrastructure as well as access to Sovintel's international gateway services and access to the Moscow city telephone network through TCM's switching facilities. Sovam uses the TeleRoss digital channels to provide regional data service and has co-located its access facilities with TeleRoss. As of December 31, 1997, TeleRoss employed approximately 188 persons of which approximately

90 people were based in Moscow and approximately 98 people were deployed in the regions in which TeleRoss operates.

    TeleRoss's licenses cover the city of Moscow and a total of 39 regions throughout Russia. Most of the thirteen cities in which TeleRoss primarily operates are regional capitals, with an aggregate population of approximately 12 million. TeleRoss's licenses cover the entire oblast surrounding these cities, with populations totaling approximately 38 million persons, and GTS intends eventually to extend the reach of the TeleRoss network beyond the regional capitals to the surrounding areas. The cities in which TeleRoss currently offers its services are: Arkhangelsk, Ekaterinburg, Irkutsk, Khabarovsk, Krasnodar, Nizhni Novgorod, Novosibirsk, Syktyvkar, Tyumen, Ufa, Vladivostok, Volgograd and Voronezh. The Company has formed an additional TeleRoss Venture in the city of Samara. As of March 1998, this venture was not operational.


    The TeleRoss network architecture involves local city switches connected to remote earth stations which communicate via satellite to a Moscow-based hub. This hub consists of the network control center, earth station equipment, multiplexing equipment and a switch. The earth stations, hub and related equipment are owned by TeleRoss, which gives TeleRoss the flexibility to redeploy network assets to other locations as necessary. The hub interconnects to Sovintel's network providing access to Sovam's data networks, TCM's switching facilities and Sovintel's international gateway, which transports international traffic via dedicated international leased satellites and fiber channels and provides access to Rostelecom's long distance networks. Outside of Moscow, TeleRoss's local joint venture partners provide interconnection to the local public telephone networks in each of the cities it serves. In addition to providing services through its network, TeleRoss currently serves 24 customers in 24 additional cities through VSAT technology which links the customers via satellite to the Moscow hub.

    The following table sets forth certain operating data related to TeleRoss's operations:


                                     AT AND FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------
                                            1996         1997
                                            ----         ----
MINUTES OF USE(1)
  Domestic Minutes (thousands) ........       4,035      23,233
  Average Rate Per Domestic Minute ....     $  0.99     $  0.63
  International Minutes (thousands) ...         272         744
  Average Rate Per International Minute     $  2.76     $  2.47
NUMBER OF CITIES SERVED(2) ............          13          14
WORLD CONNECT DIAL/RUSSIA
  Number of Connect Dial Ports ........         472       1,112
  Average Revenue Per Port Per Month ..     $   767     $   370
MOSCOW CONNECT
  Number of Ports .....................          49          78
  Average Revenue Per Port Per Month ..     $ 1,165     $ 1,358
DEDICATED CIRCUITS
  Number of Dedicated Channels ........          33          60
  Average Price Per Channel ...........     $ 4,553     $ 4,140
WORLD ACCESS SERVICE
  Number of World Access Card Users ...       3,929       4,595
  Average Revenue Per Card Per Month ..     $    52     $    48
VSAT SERVICES
  Number of VSATs .....................          12          24

----------
(1)       Includes minutes among affiliates.

(2)       Includes connection to Moscow.

    Services. Through its network and VSAT offerings, TeleRoss offers the following services:

    o Carriers' Carrier Services. TeleRoss provides services as a "carriers' carrier," providing domestic long distance carrier services to cellular operators, Sovintel, the TeleRoss Ventures' regional partners and competitive bypass operators from the cities in which the TeleRoss Ventures operate, and to customers in remote cities using VSAT stations. These services are provided to and from Moscow, and are provided by TeleRoss at wholesale rates competitive with those offered by Rostelecom. TeleRoss also provides private line channels to Sovam in cities where the TeleRoss Ventures operate. In addition, TeleRoss has recently received a license to provide international private line service.

    o World Connect Dial/Russia Connect Dial. Customers in TeleRoss's cities are provided dedicated local access to the regional TeleRoss switch through lines leased from the TeleRoss Venture's regional joint venture partner. These customers then have access to the domestic long distance service provided by TeleRoss, international long distance service provided by Sovintel and are fully integrated into the local phone networks operated by the applicable TeleRoss Venture's partner and to the Moscow city telephone network through TCM.

    o Moscow Connect. Customers are provided with dedicated last mile connection over lines leased from the regional joint venture partner which lines are connected to a local TeleRoss switch. The TeleRoss network and its interconnection to TCM provide customers with a Moscow dial tone which allows users in remote locations better access to Moscow's advanced telecommunications infrastructure. In addition, Moscow Connect service provides better call quality at lower rates for domestic and international long distance. Moscow Connect also facilitates communications between users and their Moscow-based associates as calls can be made to and from Moscow without the use of prefixes and without long distance charges accruing to the Moscow-based parties.

    o Dedicated Circuits. Customers are provided with point-to-point clear channel circuits within Russia and internationally through the TeleRoss backbone and its interconnection with Sovintel's international gateway in Moscow. Dedicated circuits are generally used by news services, banks and other commercial customers who require high capacity and high quality service. This service can be used for voice or data, depending on the user's needs. In providing dedicated circuits, TeleRoss competes against other alternative communications providers, however, TeleRoss believes that it has a distinct price advantage over its competitors because of the use of its own infrastructure and the bulk purchase of satellite capacity.

    o World Access Service. TeleRoss and Sovintel co-market World Access Service to their customers in each of the cities they serve through two products: World Access Direct and World Access Card. Through World Access Direct, TeleRoss customers can access domestic long distance and international service anywhere within the customer's city through the local telephone network. The World Access Card is a calling card which allows TeleRoss customers portable access to domestic long distance and international service from 15 Russian cities, including Moscow and St. Petersburg, and 23 countries. This service is provided through Sovintel's infrastructure.

    o VSAT Services. For customers that are located outside the cities serviced by TeleRoss or that cannot be physically linked to TeleRoss's regional switches, TeleRoss offers VSAT service which connects these customers directly to TeleRoss's Moscow-based hub through a VSAT antenna installed at the customer's location. Both dedicated and switched services are provided through these VSAT arrangements.

    In addition to continuing the development of its core domestic long distance business, TeleRoss's strategy includes the development of local access networks to capitalize on demand for local phone service and to capture additional customers for its long distance and value-added service offerings. Outside Moscow, TeleRoss has primarily pursued a strategy whereby it develops its own intra-city trunking network with copper based or fiber optic facilities leased from the regional joint venture partners. As of December 31, 1997, TeleRoss, in conjunction with regional joint venture partners, has installed approximately 25 kilometers of fiber optic cable in 3 cities and plans to install an aggregate of approximately 100 kilometers of additional fiber optic cable in up to an additional 6 cities over the next 24 to 30 months. Customers who obtain local phone numbers from TeleRoss's venture partners are directly interconnected to the local telephone company and to the Company's long distance network and Sovintel's international gateway and may obtain a broad range of value-added services offered by the Company.

    Customers and Pricing. TeleRoss's customers include businesses and other telecommunications service providers such as carriers, PTOs, cellular operators, Sovintel and Sovam. TeleRoss's business customers consist of large multinational and Russian businesses in each of the regions it services, as well as medium and small-sized businesses. Between 1993 and mid-1996, consumer prices in TeleRoss's industry increased significantly as a result of Rostelecom raising its prices in an effort to raise capital for investment and development of its network infrastructure, although prices have stabilized over the past six months. During the year ended December 31, 1997, TeleRoss increased sales to carriers, which sales were made at wholesale rates, resulting in a decrease in the average rate per minute for TeleRoss. TeleRoss strategically prices its domestic long distance services at a slight premium over similar services offered by Rostelecom to account for a higher quality of service, but in line with the prices offered by regional competitors.

    Sales and Marketing. TeleRoss markets its services to carriers and businesses through direct sales channels. As of December 31, 1997, TeleRoss employed 31 sales and marketing personnel, approximately half of which are based in Moscow with the other half deployed regionally to identify and contact prospective customers. The Moscow-based sales and marketing personnel are organized into industry groups in order to better identify and serve customer needs. Each region is typically served by one or two sales representatives. TeleRoss's sales efforts are supported by market research and promotional activities carried out at the joint venture level and tailored to the specific market base of each region. TeleRoss's marketing strategy is to attract carrier customers by focusing on those carriers with high volume minutes operating in regions where TeleRoss has a competitive advantage. Through cross-marketing agreements with Sovintel and Sovam, TeleRoss markets many of the other service offerings of GTS's Russian businesses to customers throughout its service regions. Billing functions and the monitoring of quality control and technical issues are performed centrally through the Moscow-based hub.

    Ownership and Control. TeleRoss consists of the TeleRoss Operating Company, and the 50% beneficially owned TeleRoss Ventures. GTS controls TeleRoss Operating Company (which holds the network license) and co-manages the TeleRoss Ventures under the terms of the applicable TeleRoss Ventures' foundation agreements and charters. Under some of these charters, GTS generally has the right to designate the Chairman of the board of directors, and GTS's local partner has the right to designate the Deputy Chairman, for the first two-year term (and thereafter GTS and the local partner nominate the Chairman and Deputy Chairman for approval by the entire board on a rotating basis). The foundation agreements and charters do not have expiration dates. While GTS has significant influence within these ventures, decisions, including the decision to declare and pay dividends, are generally subject to GTS's partner's approval. See "--Certain Considerations Generally Applicable to the Company's Operations -- Dependence on Certain Local Parties; Absence of Control." Neither GTS nor its respective joint venture partners are obligated to fund operations or capital expenditures of the TeleRoss Ventures. Losses and profits are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and its partners had each made equity contributions aggregating $1.7 million to the various TeleRoss Ventures. Contributions made by the partners include contributions of cash and intangible assets, such as licenses. In addition, the various TeleRoss Ventures had outstanding loans of $3.4 million to GTS as of December 31, 1997. In addition, as of December 31, 1997, GTS had made equity contributions of $5.8 million to the TeleRoss Operating Company and the TeleRoss Operating Company had outstanding loans of $37.4 million to GTS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting."

SOVAM

    Sovam is a venture that is wholly owned by GTS. Sovam was founded in 1990 as a venture equally owned by GTS and the Institute for Automated Systems ("IAS"). In 1992, Cable & Wireless acquired a 33% ownership interest in Sovam, which interest was subsequently acquired by GTS in 1994, bringing GTS's ownership interest to 66.7%. GTS purchased IAS's interest in Sovam in February 1998, thereby making Sovam a wholly owned subsidiary of GTS. Sovam provides high-speed data communications services, electronic mail and database access over a high-speed packet/frame relay network in 30 major Russian and CIS cities. Sovam also offers Russia On Line, the first Russian language Internet service, which provides direct access to the Internet as well as access to a wide range of local and international information services and databases. (Russia On Line(TM) is a trademark of the Company.) As of December 31, 1997, Sovam had approximately 1,571 data service customers and approximately

3,960 Russia On Line customers. Sovam employed over 110 persons in Moscow and other regions of the CIS as of December 31, 1997. Sovam provides equipment and maintains marketing and technical support personnel at each location either through its own infrastructure or through the infrastructure of TeleRoss.

    In addition to serving the Moscow and St. Petersburg markets, Sovam co-locates its operations with the TeleRoss Ventures, offering its services in all TeleRoss cities, and also serves 15 additional cities in Russia and the CIS. Sovam operates under its own license within Russia while services elsewhere in the CIS are provided through applicable local partner licenses. The local partners of the TeleRoss Ventures provide facilities, assist in the provision of leased lines to Sovam customers that allow them to connect with Sovam's local data switches and also provide technical support. Sovam utilizes Sovintel's international capabilities and, in TeleRoss-served locations, TeleRoss's satellite overlay network, to take data through its local data switches and over the leased lines to its customers. Customers may obtain virtual private data networks without investing in, acquiring, installing and maintaining their own network nodes and switches.

    The following table sets forth certain operating data related to Sovam's operations:


                                        AT AND FOR THE YEAR ENDED DECEMBER 31
                                      ---------------------------------------
                                         1995          1996        1997
                                      -----------   ----------  -----------
BASIC DATA SERVICE
  Percentage of Total Sovam Revenue         91%         79%         81%
  Number of Customers .............      1,587       1,726       1,571
  Average Revenue Per Month Per
     Customer .....................     $  201      $  446      $  728
  Number of Cities in Service .....         11          25          30
EQUIPMENT AND HARDWARE SALES
  Percentage of Total Sovam Revenue          8%         14%          8%
RUSSIA ON LINE SERVICE
  Percentage of Total Sovam Revenue          1%          7%         11%
  Number of Subscribers(1) ........        407       1,854       3,159
  Average Revenue Per Month Per
     Subscriber ...................     $   49      $   52      $   64

----------
(1) In addition to the subscribers included above, Sovam frequently connects potential Russia On Line subscribers on a complimentary one-month trial basis. As of December 31, 1997, there were approximately 800 such potential subscribers.

    Services. Sovam's service offerings are comprised of data services, equipment and hardware sales and its Russia On Line services.

    o Data Services. Sovam provided high speed connectivity, electronic mail, database access and fax services to approximately 1,571 customers as of December 31, 1997, in Russia and the CIS. Sovam customers can use electronic mail systems to send and receive messages and data and to access public and private data networks (including the Internet) worldwide. Customers may obtain virtual private data networks without investing in, acquiring, installing and maintaining their own network nodes and switches. In addition, Sovam offers its customers value-added data services. For example, Sovam offers "one-stop shopping" for hardware, software, installation and maintenance support and products such as "SovamMail," an e-mail service which allows customers to use Sovam's data network to send telex or facsimile messages to overseas recipients worldwide. Data services are currently available in 30 cities throughout Russia and the CIS, including Moscow, St. Petersburg, each of the cities served by TeleRoss and some cities outside of the TeleRoss network.

    o Equipment and Hardware Sales. Sovam sells communications equipment and hardware, and provides related installation, maintenance and support functions, to its customers. Sovam's primary customers in the equipment and hardware market are banking clients who use the equipment to interface with Sovam's network.

    o Russia On Line. Russia On Line is the first Russian language, as well as the first dual language, graphical user interface online service for accessing domestic and international information sources designed to appeal to a wide commercial audience. This service, which is distributed via GTS's domestic long distance infrastructure, provides customers with access to international databases (including the Internet), as well as an array of proprietary Russian and English language information services, such as news stories and market updates. Sovam had 3,960 Russia On Line subscribers (which includes approximately 800 trial subscribers) as of December 31, 1997. Sovam has developed a modified version of Netscape's Internet browser, which utilizes the Cyrillic alphabet, as part of its Russia On Line package. Sovam's enhanced Russian version of Netscape's browser is provided by Sovam to its customers under a distribution agreement with Netscape. In addition, Sovam has also entered into agreements with equipment manufacturers, including Dell, Motorola and Acer, to include Russia On Line software with their products.

    Customers and Pricing. Sovam's data communications customers consist primarily of banking and financial services organizations and large multinational companies, while Sovam's Russia On Line customers consist of a wide variety of commercial enterprises. Sovam charges customers an installation fee when service is commenced and a charge for any equipment which is installed. Thereafter, customers are billed on a monthly basis for leased line fees, port access charges and charges for data and Russia On Line services rendered during the month. Data services are priced on a two-tier structure with high volume users generally negotiating a flat-rate fee and lower volume uses paying a volume-based fee which on average was $446 and $728 per subscriber in 1996 and 1997, respectively. Russia On Line customers pay a fixed monthly access charge plus an additional volume-based fee. Customers are billed in dollars and payment is remitted in rubles and, to the extent permitted by law, in dollars, with a 5% conversion fee added to ruble-denominated payments.

    Sales and Marketing. Sovam employs a dedicated sales and marketing force comprised of 23 Russian nationals, 18 of which are based in Moscow with the remainder deployed in the other Russian and CIS regions. Salespersons are paid a fixed salary supplemented by sales commissions and performance-based bonuses. Sovam's sale efforts are focused primarily on the banking and financial communities and large multinational companies, although small and medium sized entities are also emerging as potential Sovam customers. Bundled service packages, which include Sovam's data and Internet service, Sovintel's international service and TeleRoss's long distance service, are frequently marketed together in order to offer customers a comprehensive telecommunications solution. In addition to data communications services, Sovam offers its customers hardware, installation and maintenance service and is a distributor of Northern Telecom equipment.

    Ownership and Control. At December 31, 1997, GTS owned 66.7% of Sovam and IAS owned the remaining 33.3%. GTS purchased IAS's interest in Sovam in February 1998, thereby making Sovam a wholly owned subsidiary of GTS. As of December 31, 1997, neither GTS nor IAS were obligated to fund Sovam's operations or capital expenditures. Losses and profits of Sovam were allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and its partner had made equity contributions of $1.3 million and $0.7 million, respectively, to Sovam. In addition, Sovam had outstanding loans of $5.7 million to GTS as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Accounting Methodology -- Profit and Loss Accounting."

GTS CELLULAR

    GTS Cellular operates three cellular businesses in Russia and Ukraine. In Russia, GTS has a wholly owned subsidiary Vostok Mobile (which is organized in The Netherlands), which currently operates twelve AMPS cellular companies in Russian regions west of the Urals under the trade name Unicel. Vostok Mobile owns between 50% and 70% of these cellular joint ventures (the "Unicel Ventures") in Russia. In addition, GTS intends to enter into the cellular markets of additional Russian regions through its Vostok Mobile venture. GTS also participates in PrimTelefone, a 50% owned joint venture that operates an NMT-450 network in Vladivostok and four other cities in the Primorsky region of Russia. In Ukraine, GTS has an approximately 25% beneficial interest in Bancomsvyaz which operates a DCS-1800 cellular network in Kiev, and an international overlay network in Ukraine. GTS

Cellular entities possess licenses covering major Russian and Ukrainian markets (excluding Moscow and St. Petersburg) with an aggregate 1997 population of approximately 25 million people.

    GTS currently offers cellular services in the following regions as of December 31, 1997:


                                   GTS'S
         OPERATING               ECONOMIC                        NUMBER OF
          COMPANY             INTEREST(1)(2)         CITY       SUBSCRIBERS
---------------------------   --------------  --------------   ------------
RUSSIA
  Vostok Mobile(2)
     Arkhangelsk Mobile             50.0%      Arkhangelsk           602
      Networks............
     Astrakhan Mobile......         50.0%      Astrakhan           1,264
     Barnaul Mobile(3)....          50.0%      Barnaul             -----
     Chuvashi Mobile......          70.0%      Cheboksary          1,201
     Lipetsk Mobile.......          70.0%      Lipetsk               461
     Murmanskaya Mobilnaya
       Set................          50.0%      Murmansk            1,457
     Penza Mobile.........          60.0%      Penza                 519
     Saratov Mobile.......          50.0%      Saratov             1,456
     Parma Mobile.........          50.0%      Syktyvkar             750
     Volgograd Mobile.....          50.0%      Volgograd           2,065
     Votec Mobile.........          50.0%      Voronezh            1,725
     Mar Mobile...........          50.0%      Yoshkar-ola         2,061
  PrimTelefone............          50.0%      Vladivostok(4)      6,152
UKRAINE
  Bancomsvyaz.............          24.9%      Kiev                3,664
                                                                 -------
          Total...........                                        23,377
                                                                 -------

----------
(1)      Represents the indirect economic interest of GTS in each entity.
(2) Prior to September 26, 1997, GTS owned 62% of Vostok Mobile. On September 26, 1997, GTS acquired the minority interest in Vostok Mobile, making Vostok Mobile a wholly owned subsidiary of GTS. Vostok Mobile owns between 50% and 70% of a series of 12 operational cellular joint ventures in various regions in Russia. In the second half of 1997, the Company formed three additional ventures in the cities of Bryansk, Kostroma and Ufa. As of March 1998, these additional ventures were not operational. Moreover, GTS intends to enter into the cellular markets of additional Russian regions through its Vostok Mobile venture.
(3) Joint venture acquired in October 1997; operations commenced in February 1998.
(4)      Includes Vladivostok and four other cities in the Primorsky region.

    The following table sets forth certain operating data related to GTS Cellular's operations:


                                                                                    AT AND FOR THE
                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                                   1996         1997
                                                                                ---------     ---------
  Vostok Mobile
     Total Subscribers.................................................             6,884        13,561
     Average Revenue Per Subscriber Per Month..........................          $    128      $    146
     Minutes of Use(1)(thousands)......................................            10,561        27,771
     Population Covered by Licenses (thousands)........................            18,400        18,400
     Population Covered by Networks (thousands)........................             6,500         6,500
     Subscriber Penetration of Population Covered by
       Networks........................................................              0.11%         0.21%
  PrimTelefone
     Total Subscribers.................................................             2,822         6,152
     Average Revenue Per Subscriber Per Month(2).......................          $    236      $    188
     Minutes of Use(1)(thousands)......................................             6,919        14,270
     Population Covered by Licenses (thousands)........................             2,200         2,270
     Population Covered by Networks (thousands)........................             1,175         1,175
     Subscriber Penetration of Population Covered by
       Networks(2).....................................................              0.24%         0.52%
  Bancomsvyaz
     Cellular Network
     Total Subscribers.................................................               121         3,664
     Average Revenue Per Subscriber Per Month..........................          $     62      $    160
     Minutes of Use(1)(thousands)......................................                 9         5,085
     Population Covered by Licenses (thousands)........................             4,500         4,536
     Population Covered by Networks (thousands)........................             1,669         2,507
     Subscriber Penetration of Population Covered by
       Networks........................................................              0.01%         0.15%
     Overlay Network
     Minutes of Use(1)(thousands)......................................                --         4,909
     Number of Ports...................................................                --           751
     Average Revenue Per Minute........................................                --      $   0.34

----------
(1)      Includes minutes among affiliates.
(2)      1997 operating data calculated using 5,212 active subscribers.

    Vostok Mobile. Through Vostok Mobile, GTS currently operates twelve cellular joint ventures in Russia. Vostok Mobile owns between 50% and 70% interests in each of the twelve Unicel Ventures with regional telephone companies and, in one instance, a private Russian company, owning the remaining ownership interest. The Unicel Ventures each operate an AMPS-based cellular network, which was chosen principally because of the lower licensing fees and equipment costs associated with AMPS operations. The Company believes that the Unicel Ventures' AMPS-based networks can be upgraded to digital AMPS ("D-AMPS") for an incremental capital investment. Cellular networks which utilize digital technology, such as D-AMPS, DCS and GSM offer several advantages over analog technology including improved overall signal and sound quality, improved call security, potentially lower incremental infrastructure costs for additional subscribers and the ability to provide enhanced data transmission services, such as facsimile and e-mail. Digital technology also provides increased system capacity. The ventures intend to convert to D-AMPS at such time as there exists sufficient competitive pressures and/or market demand for digital services to merit the additional investment.

    AMPS technology is widely used by other cellular networks throughout Russia, making roaming commercially feasible. The Unicel Ventures have entered into roaming agreements with other AMPS-based cellular providers, which allow their subscribers to manually roam throughout Russia. Manual roaming, as opposed to automated roaming, requires subscribers to notify their local cellular providers of their travel plans in order to receive roaming capability. Vostok Mobile is currently working with VimpelCom to develop automated roaming standards which will provide subscribers with automated roaming capability.

    The Unicel Ventures, collectively, are licensed to provide cellular service to regions with an aggregate population of approximately 18.4 million people and the cellular networks of these ventures cover populations of approximately
6.5 million people. Over the next five years, Vostok Mobile plans to expand the coverage of the cellular networks to approximately 9.8 million people.

    The Unicel Ventures are the only cellular operators in many of their respective regions. Each region, however, has the potential for three licensed operators, including one operator for each of the AMPS, NMT and GSM cellular standards, and the Company expects competition to increase in the future as the Russian economy develops and telephony demands increase. Each of the Unicel Ventures operates independently within uniform guidelines established by Vostok Mobile. The Unicel Ventures employ local engineering and marketing personnel, which helps the ventures maximize their presence in their respective markets and maintain quality control. Vostok Mobile and its ventures employed over 330 persons as of December 31, 1997, with over 290 persons employed regionally.

    PrimTelefone. GTS's cellular operations in Vladivostok are conducted through PrimTelefone, a 50% owned GTS subsidiary, with the local electrosviaz owning the remaining 50%. PrimTelefone began operations in 1995 and operates an NMT-450 network in Vladivostok and four other cities in the Primorsky region. PrimTelefone entered and penetrated the Vladivostok market by leveraging its network design and full interconnection with the city telephone network. As a result, PrimTelefone's total subscriber base has grown to 6,152 (including 5,212 active subscribers) as of December 31, 1997 and PrimTelefone has been able to capture approximately half of the Vladivostok cellular market. PrimTelefone has also updated its billing system, which allows it to offer automated roaming. Although PrimTelefone has experienced significant growth, it does face competition. PrimTelefone's only current competitor has recently upgraded its network for more complete coverage and has been fully interconnected to the city telephone network and may prove to be more competitive in the future. PrimTelefone employs approximately 60 persons which include dedicated sales, marketing and customer service personnel.

    PrimTelefone holds a license to provide cellular service to a region having a population of approximately 2.2 million people and, as of December 31, 1997, its cellular network covered an area with a population of approximately 1.2 million people. PrimTelefone plans to expand its network's coverage to approximately 1.7 million people over the next five years.

    Bancomsvyaz. GTS owns a 50% economic interest in an intermediate holding company which holds an approximately 49% interest in Bancomsvyaz, giving GTS an indirect approximately 25% economic interest in Bancomsvyaz. The remaining approximately 51% interest in Bancomsvyaz is owned by Bancomservice, a private company whose principals include telecommunications industry participants in Ukraine, and a Ukranian national. Bancomsvyaz is co-managed by GTS and Bancomservice, with Bancomservice appointing the General Director and GTS appointing the Chief Operating Officer, Chief Financial Officer and two Business Line directors. The current General Director has been active in the development of the telecommunications industry in Ukraine. Through Bancomsvyaz, GTS participates in the operation of a cellular network and an international overlay network. With approximately 100 employees, Bancomsvyaz markets its services and closely monitors technical and quality-related issues.

    Cellular network. Bancomsvyaz operates a cellular network in Kiev utilizing DCS-1800 cellular technology, and operates under a cellular license that covers the Kiev oblast. Bancomsvyaz began cellular operations in 1996 by covering the city center of Kiev and expanded its coverage to include the entire city in 1997. Bamcomsvyaz currently provides automated roaming capability in the U.K. and has entered into a clearinghouse agreement with a European PTO which provides Bancomsvyaz customers with automated roaming capability with all GSM signatories with a roaming agreement with this PTO.

    Bancomsvyaz holds a license to provide cellular service to a region having a population of approximately 4.5 million people and, as of December 31, 1997, its cellular network covered an area with approximately 2.5 million people. Bancomsvyaz plans to expand its network's coverage to approximately 3.2 million people over the next five years.

    Overlay network. Bancomsvyaz provides switched traffic service through its overlay network in Kiev. Bancomsvyaz owns and operates a partitioned mobile switch for both its overlay and cellular businesses.

Bancomsvyaz has seven central offices in the city and also provides last mile connections (which are primarily copper) from the central offices to customers. Local traffic is routed to the local telephone network through the mobile switch. International traffic is routed through a government-owned satellite dish to the GTS-Monaco Access international gateway. Bancomsvyaz emphasizes its high quality service and markets primarily to multinational companies, real estate developers and hotels. Bancomsvyaz is also negotiating with Sovintel to provide a link to Moscow and plans to offer VSAT-based connections to its network in the future.

    Sales and Marketing. The GTS Cellular entities have entered into agreements with local distributors to more effectively reach their target markets. Particular emphasis is placed on product branding. Vostok Mobile's sales and marketing efforts are focused on the branding of its trade name, Unicel, which is marketed and promoted at the local level by each of the Unicel Ventures. By promoting the Unicel trade name, local ventures can emphasize their relationships with Vostok Mobile and the other Unicel Ventures, allowing customers to view the Unicel Ventures as integrated parts of a large cellular organization rather than as lone, independent operators.
Bancomsvyaz operates under the trade name Golden Telecom.

    Customers and Pricing. GTS Cellular's customers are primarily large, mid-sized and start-up businesses and wealthy individuals. Increases in the number of customers for GTS Cellular's ventures is typically linked to the economic health of the region in which such venture operates. Cellular service is generally a premium service in the cities in which GTS Cellular operates and is priced as such. Each venture begins with two tariff plans, a "standard" tariff plan and a "premium" tariff plan, which includes a fixed amount of airtime at a discounted per-minute rate. Each plan prices late night and weekend calls at off-peak rates. The Company expects that prices will decrease as competition increases. Connection fees are minimized in order to reduce license fees in AMPS regions (which are partially calculated by reference to connection fees), as well as to keep market entry costs low. GTS Cellular has benefited from high margins generated by the sale of handsets, which are marked up in line with other cellular operators in Russia and the CIS. Value-added services, such as call forwarding and conference calling, when available, are priced nominally and discounted when sold in packages. Cellular accounts are recorded in dollars and customers remit payment in rubles at the exchange rate on the date of the bill and, in instances permitted by law, in dollars. Ruble accounts generally are charged a two percent conversion fee and payments in rubles are applied at the rate of exchange on the date of payment. In order to lessen risks to its receivables, the Company and its cellular ventures require advance payment from all customers with prepayments averaging approximately $250 per customer or six to eight weeks of service.

    Ownership and Control. GTS Cellular's Russian operations (except for the Vladivostok operations) are conducted through ventures that are owned between 50% and 70% by Vostok Mobile, a wholly owned subsidiary of GTS. GTS Cellular's Vladivostok and Ukrainian operations are conducted through ventures which require partner approval for most decisions. The applicable foundation agreements and charters do not have expiration dates. See "--Certain Considerations Generally Applicable to the Company's Operations -- Dependence on Certain Local Parties; Absence of Control." Neither GTS nor any of its respective partners in its Vladivostok or Ukrainian operations are obligated to fund operations or capital expenditures. Losses and profits of all such ventures are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and its partners had made equity contributions aggregating $15.8 million and $15.3 million, respectively, to the various GTS Cellular Ventures. Contributions made by the partners include contributions of cash and intangible assets, such as licenses. In addition, the various GTS Cellular Ventures had outstanding loans of $25.0 million to GTS as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting."

        LICENSES AND REGULATORY ISSUES

     Telecommunications operators in Russia are nominally subject to the regulations of the Regional Communications Committee (the "RCC"). As a practical matter, national telecommunications authorities of the individual CIS countries and certain regional and local authorities generally regulate telecommunications operators in their markets through their power to issue licenses and permits.

    The Communications Law sets out a comprehensive legal and regulatory framework for the sector. It also sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. This institutional framework is implemented by separate legislation.

    Licenses to provide telecommunications services are issued by the MOC on the basis of a decision by the Licensing Commission at the MOC. No new licensing regulations have been issued since the enactment of the Communications Law and in practice the MOC continues to issue licenses based on the Licensing Regulations. Under the Licensing Regulations, licenses for rendering telecommunications services may be issued and renewed for periods ranging from 3 to 10 years and several different licenses may be issued to one person. Once the licenses are received, the licensee is required to register its right to hold and operate under the license with Gossvyaznadzor, the national authority responsible for monitoring compliance with regulatory and technical norms. Renewals may be obtained upon application to the MOC and verification by appropriate government authorities that the licensee has conducted its activities in accordance with the licenses. Officials of the MOC have fairly broad discretion with respect to both the issuance and renewal procedures. Both the Communications Law and the Licensing Regulations provide that a license may not be transferred. However, regional authorities are sometimes in a practical position to limit these national authorities. In August 1995, the Russian government created Svyazinvest, a holding company, to hold the federal government's interests in the majority of Russian local telecommunications operators. Such entities at the oblast and krai levels (administrative regions within Russia) and two cities -- Moscow and St. Petersburg -- exercise significant control over their respective local telephone networks.

    License procedures for the Company's cellular services include frequency licensing from the MOC through a two step process. A license must first be obtained from the MOC for permission to operate mobile cellular services on a commercial basis in a specific standard and frequency bandwidth. Thereafter, an approval to use specific frequencies within the band must be received from the State Radio Frequencies Commission. Once the licenses are received, Gossvyaznadzor confirms the rights of an operator to offer radio frequency transmissions on specific frequencies, administers type acceptance procedures for radio communications equipment and monitors compliance with licensing constraints. In each instance, the Company is required to obtain additional licenses and permits with respect to the use of equipment and the provision of services.

    Telecommunications laws and regulations in Ukraine are similar in many respects to those of Russia but are subject to greater risks and uncertainties. Regulations currently prohibit foreign entities from directly owning more than 49% of any telecommunications operating company. GTS's Ukrainian joint venture agreements provide it with the option of purchasing an additional one percent of the cellular network if these rules are liberalized. The Ukrainian government has proposed substantial frequency permit fees in connection with providing GSM service in Ukraine, and has notified Bancomsvyaz that it has levied a $2.9 million frequency license fee on Bancomsvyaz's cellular license. At this time, the Company is formulating its response to the government's action and expects that the authorities will grant a ninety-day extension for payment of such fee. The Company does not believe the outcome will have a material adverse effect on the Company. There can be no assurance that additional fees will not be imposed in the future.

    GTS's subsidiaries and ventures hold the following licenses in Russia and
Ukraine:

    Switched Services. In Russia, the Company holds two licenses. The first license was reissued to Sovintel in November 1996 and authorizes Sovintel to operate as an international overlay network with the ability to interconnect with the Moscow region and St. Petersburg public switched telecommunications network ("PSTN"). This license ultimately requires Sovintel to provide service to at least 50,000 subscribers and expires in May 2000. It was amended in February 1997 to cover the Leningrad region. The second license was reissued to SFIT, Ltd., a wholly-owned subsidiary of GTS in February 1997, for provision of intercity services in 39 regions and in Moscow with ability to interconnect with the PSTN. In Kiev, Ukraine, the company holds a license for provision of overlay network services, including international services, in the name of its affiliate, Bancomsvyaz. In addition, Sovintel is an ITU recognized private operating agency ("RPOA"), which enables it to maintain a separate dialing code (7-501)
that can be directly dialed from over 170 countries. Sovintel's status as an RPOA also enables it to terminate calls directly with other operators. Leased Circuits. In September 1996 the MOC issued to Sovintel a five-year license to lease local, intercity and international circuits in the territory of Moscow, Moscow region and St. Petersburg, valid until September 2001. The total number of circuits leased is approximately 444 and may be increased up to a total authorized capacity of 2,500.

    Data Services. In August 1996, the MOC reissued to Sovam a 2 1/2-year license, effective July 1996, to provide data transmission services via a dedicated network to a number of oblasts and other regions covering a large portion of Russia. The license permits a network capacity of not less than 5,000 customers, allows it to interconnect with other data transfer networks in Russia, and expires January 1, 1999. The Company's purchase of IAS's 33.3% interest in Sovam requires that Sovam re-register its license. The Company expects that the license will be re-registered.

    Local Access Services. In January 1997, the MOC has licensed TCM to provide local telephone service in Moscow to not less than 100,000 subscriber local access lines. The license expires in May 2006. TCM has an agreement with MGTS to provide up to 200,000 lines, which would require an extension to its license, when its current capacity is reached.

    Cellular Services. In connection with cellular operations, Russian law apportions the responsibility for regulating and licensing cellular businesses between national and regional regulators. National telecommunications regulators have been assigned the responsibility of regulating and licensing cellular businesses utilizing the GSM and NMT-450 cellular standards prevalent in Europe. These regulators have auctioned licenses to provide these services to a number of ventures that have included large, well capitalized western telecommunications providers such as U S WEST and Nokia during the last four years. Regional telecommunications authorities have been given the rights to supervise the observance of licenses by cellular businesses utilizing AMPS cellular standard service, which is prevalent in the United States. However, AMPS licenses are issued by the MOC. GTS believes that, in many instances, cellular operators obtaining AMPS standard licenses, particularly those in second tier cities, pay license fees that are lower than those paid for the GSM and NMT-450 "national standards". Licenses for cellular providers have a term of approximately 10 years.

    The Company's twelve Russian cellular companies have licenses which expire between 2005 and 2007. One of the companies initially received an operating license in 1994, six companies initially received an operating license in 1995 and five companies initially received an operating license in 1996.

    Bancomsvyaz holds a license for provision of DCS-1800 mobile services in the Kiev oblast.

COMPETITION

    Overview. GTS faces significant competition in virtually all of its existing telecommunications businesses in the CIS. Many of the Company's competitors and potential competitors, which include large multinational telecommunications companies, have substantially greater financial and technical resources than the Company and have the ability to operate independently or with global or local partners and to obtain a dominant position in these markets. The Company believes that it has a competitive advantage in each of these markets because of its operating history, its ability to bundle a broad range of telecommunications services in the region and its ability to make rapid decisions in pursuing new business opportunities and addressing customer service needs. The Company also believes that its local partnerships and reliance on nationals in the management of its businesses and joint ventures provide it with better knowledge of local political and regulatory structures, cultural awareness and access to customers.

    International Services. Sovintel faces significant competition from more than ten other existing service providers in Moscow, including Rostelecom and joint ventures between local parties and multinational telecommunications providers. Large competitors include the "Combellga" joint venture, an RPOA operator in which Alcatel and the Belgian PTO participate as foreign investors, "Comstar", a joint venture between GPT Plessey and MGTS, providing services similar to those provided by the Company, TelMos, a joint venture between AT&T, MGTS, Global One, through its Moscow based ventures, and Peterstar, in Petersburg, which is part of the PLD Telekom group. Several smaller companies, such as DirectNet, and Aerocom provide high-volume and carrier's carrier services in Moscow. Bancomsvyaz competes in the switched international traffic market with the Kiev electrosviaz and UTel, a joint venture that includes Western partners with substantial capital and technical resources who together hold a dominant share of the Kiev market. The Company expects that market consolidation will take place among the competitive field in international services.

    Domestic Long Distance Services. The Company believes its major competitors in the Russian domestic long distance market consist of Rostelecom, the electrosviazs, including those which are partners in the Company's TeleRoss Ventures, and a variety of ventures that include foreign partners with substantial financial resources. The most significant of such competitors include: Global One, through its regional operations; Rustel, a venture that includes Rostelecom, other Russian partners and International Business Communication Systems, a Massachusetts telecommunications firm; Belcom, a private company in which Comsat has a majority interest and which provides VSAT services primarily to the energy sector; Satcom, a Russian joint venture licensed to provide local, long distance and international service over private and public switched networks; Teleport TP, a satellite overlay company jointly owned by Rostelecom and Petersburg Long Distance that provides satellite teleports in cities throughout Russia; and Comincom, a Russian private venture. In the Russian far east, TeleRoss competes with Vostok Telecom, which is owned by the Japanese companies KDD and NIC and certain Russian partners; and Nakhodka Telecom, which is owned by Cable & Wireless and certain Russian partners.

    GTS both cooperates and competes with Rostelecom. Rostelecom provides only international and long distance services to international carriers and regional electrosviazs, and does not provide end-to-end customer services. GTS provides last mile, account management, and transit services for Rostelecom in Moscow, and uses Rostelecom channels and switches for both international and long distance services. GTS provides long distance and international services on an end-to-end basis, using service elements of Rostelecom, the electrosviazs and its own resources. However, Rostelecom does compete with Teleross, in that Teleross provides intercity services to customers, using satellite channels provided by other state agencies (Intersputnik), and provides transit services to various electrosviazs, on a traffic overflow basis.

    GTS believes that it enjoys a number of competitive advantages in the Russian domestic long distance market, the most important being the maturity of its international and data service businesses in Russia. This provides GTS with access to the services, customers, products, licenses and facilities of its other businesses. The Company also believes that it has more experienced management, a more comprehensive strategy to build out a nationwide long distance network and stronger relationships with many regional telephone companies and with satellite capacity providers, such as Intersputnik, than most of its competitors. In addition, the Company believes that it does not have any significant competitor in the regional inter-city market (i.e., calls between Russian cities other than Moscow or St. Petersburg).

    Data Services. Sovam has several primary competitors in the market for data services: Global One, which began packet-switched service in Moscow and St. Petersburg in June 1992, under the Sprint Networks venture; Demos, an Internet service provider; and Relcom, a cooperative affiliation of computer users that relies on an older generation of technology that supplies slower and lower-cost messaging facilities to customers (primarily domestic commodities traders) that do not require higher levels of service. In addition MCI and Rostelecom have recently announced their agreement to create a national Internet access network utilizing Rostelecom's domestic network and MCI's international infrastructure. Rostelecom has also announced the formation of a new Internet services company called RTK Internet, with Relcom as its partner. Although Sovam's business has grown quickly, the Company believes that Global One is the market leader. GTS believes that other potential competitors, including foreign PSTNs, Infotel, Infocom and Glasnet, are also active in this market.

    Although the Company faces significant competition in this market, it believes that it enjoys certain competitive advantages, including the ability to reach a wide area throughout Russia through TeleRoss, innovative service offerings such as Russia On Line, the maturity of its business in the key banking services segment, high levels of customer service and support, and high speed digital channels through TeleRoss.

    Local Access Services. The Company believes that its major competition in the Moscow local access market consists of a number of ventures with Western partners, including Telmos (which includes AT&T), Comstar (which includes GPT Plessey), and Combellga. However, since TCM has obtained an allocation of up to 100,000 numbers, the Company believes that TCM will account for a substantial proportion of the new capacity to come onto the market within the next five years.

    Cellular Services. Most Russian cellular markets have the potential for three licensed operators, including one operator for each of the GSM and NMT-450 cellular standards, which Russia has adopted as national standards, and one operator using the AMPS cellular standard, which has been set as a regional standard. Many large Western telecommunications operators, including U S WEST, Deutsche Telekom, STET, Midcom and Millicom, have participated in auctions for licenses to provide GSM and NMT-450 cellular service to certain significant Russian urban centers. In addition, a CDMA auction is likely to occur in the future which could result in one or more CDMA operators entering the market. In Ukraine, Bancomsvyaz competes primarily with an NMT operator and a GSM operator in Kiev. Additional GSM licenses were auctioned off in early 1997 and other GSM operators may enter other markets in 1998.

CERTAIN CONSIDERATIONS APPLICABLE TO THE COMPANY'S OPERATIONS IN RUSSIA AND THE CIS

    Substantially all of the Company's revenue is derived from operations in Russia and the CIS. Foreign companies conducting operations in the former Soviet Union face significant political, economic, and legal risks.

    Political. The political systems of Russia and the other independent countries of the CIS, which are in a stage of relative infancy, are vulnerable to instability due to the populace's dissatisfaction with reform, social and ethnic unrest and changes in government policies. Such instability could lead to events that could have a material adverse effect on the Company's operations in these countries. In recent years, Russia has been undergoing a substantial political transformation. During this transformation, legislation has been enacted to protect private property against expropriation and nationalization. However, due to the lack of experience in enforcing these provisions in the short time they have been in effect and due to potential political changes in the future, there can be no assurance that such protections would be enforced in the event of an attempted expropriation or nationalization. Expropriation or nationalization of the Company, its assets or portions thereof, whether by an outright taking or by confiscatory tax or other policies potentially without adequate compensation, would have a material adverse effect on the Company.

    The various government institutions and the relations between them, as well as the government's policies and the political leaders who formulate and implement them, are subject to rapid and potentially violent change. For example, the Constitution of the Russian Federation gives the President of the Russian Federation substantial authority, and any major changes in, or rejection of, current policies favoring political and economic reform by the President may have a material adverse effect on the Company. In March 1998, President Yeltsin dismissed his entire cabinet, including Prime Minister Victor Chernomyrdin, citing, among other things, a need for more dynamism and initiative in the Russian government. It was unclear, however, how the change will affect governmental policy and constitutional issues, including the identity of President Yeltsin's successor if he were not to survive his term of office. In addition, it was uncertain whether the resolution of these and other issues could have a material adverse effect on the Company.

    Furthermore, the political and economic changes in Russia have resulted in significant dislocations of authority. The local press and international press have reported that significant organized criminal activity has arisen and high levels of corruption among government officials exist where the Company operates. While the Company does not believe it has been adversely affected by these factors to date, no assurance can be given that organized or other crime will not in the future have a material adverse effect on the Company.

    Economic. Over the past five years the Russian government has enacted reforms to create the conditions for a more market-oriented economy. Despite some progress in implementing its reforms, including progress in reducing inflation and stabilizing the currency and industrial production, there remains generally rising unemployment and underemployment, high government debt relative to gross domestic product and high levels of corporate insolvency.

No assurance can be given that reform policies will continue to be implemented and, if implemented, will be successful, that Russia will remain receptive to foreign trade and investment or that the economy will improve.

    In addition, Russia, the CIS and other emerging countries in which the Company operates currently receive substantial financial assistance from several foreign governments and international organizations. To the extent any of this financial assistance is reduced or eliminated, economic development in Russia, the CIS and such other countries may be adversely affected.

    Russian and CIS businesses have a limited operating history in market-oriented conditions. The relative infancy of the business culture is reflected in the Russian banking system's under-capitalization and liquidity crises. There have been concerns about rumors that many Russian banks continue to have cash shortages. The Russian Central Bank has reduced banks' reserve requirements in order to inject more liquidity into the Russian financial system, but has stressed that it will not bail out the weaker banks. Many of these banks are expected to disappear over the next several years as a result of bank failure and anticipated consolidation in the industry. A general Russian banking crisis could have a material adverse effect on the Company's operations and financial performance and on the viability of the Company's receivables.

    Regulation of the Telecommunications Industry. The Russian telecommunications system is currently regulated largely through the issuance of licenses. There is currently no comprehensive legal framework with respect to the provision of telecommunications services in Russia, although a number of laws, decrees and regulations govern or affect the telecommunications sector. As a result, ministry officials have a fairly high degree of discretion to regulate the industry. Although telecommunication licenses may not be transferred under Russian law, the Russian MOC has adopted the position that licensees may enter into agreements with third parties in connection with the provision of services under the licensee's license; however, the MOC does not generally review agreements entered into by licensees. There can be no assurances that the current or future regulation of the Russian telecommunications systems will not have a material adverse effect on the Company.

    Current Russian legislation governing foreign investment activities does not prohibit or restrict foreign investment in the telecommunications industry. However, on February 28, 1997, the State Duma, the lower house of parliament, approved, on the first reading, draft foreign investment legislation which would restrict any significant future foreign investment in numerous sectors of the Russian economy, including telephone and radio communications. It is unlikely that such restrictive legislation will be enacted, unless the political climate changes dramatically. See "-- Political." More likely is the emergence of restrictions on foreign investment in strategic industries, which could result in foreign ownership limitations in industries such as telecommunications which are not uncommon in many countries. The draft legislation has been referred to the Russian government for comment. For such draft legislation to become Federal law, it must be passed by a majority vote of the State Duma at another two readings, then be approved by a majority of the Federation Council, the upper house of parliament, and signed by the President of the Russian Federation. Rejection of such legislation by the Federation Council can be overridden by a two-thirds majority of the State Duma. Rejection of such legislation by the President can be overridden by a two-thirds majority of each of the Federation Council and the State Duma. As of March 1998, there had not been any readings of the draft legislation beyond the first reading. There can be no assurance that future regulation of foreign investment in the telecommunications industry will not have a material adverse effect on the Company.

    In addition, a lack of consensus exists over the manner and scope of government control over the telecommunications industry. Because the telecommunications industry is widely viewed as strategically important to Russia, there can be no assurance that recent government policies liberalizing control over the telecommunications industry will continue. Any change in or reversal of such governmental policies could have a material adverse effect on the Company. See "-- Russia and the CIS -- Licenses and Regulatory Issues."

    Legal Risks. As part of the effort to transform their economies into more market-oriented economies, the Russian and other CIS governments have rapidly introduced laws, regulations and legal structures intended to give participants in the economy a greater degree of confidence in the legal validity and enforceability of their obligations. Risks associated with the legal systems of Russia and the other independent republics of the CIS include

(i) the untested nature of the independence of the judiciary and its immunity from economic, political or nationalistic influence; (ii) the relative inexperience of judges and courts in commercial dispute resolutions and generally in interpreting legal norms; (iii) inconsistencies among laws, presidential decrees, government resolutions and ministerial orders; (iv) frequently conflicting local, regional and national laws, rules and regulations; (v) the lack of legislative, judicial or administrative guidance on interpreting the applicable rules; and (vi) a high degree of discretion on the part of government authorities and arbitrary decision making which increases, among other things, the risk of property expropriation. The result has been considerable legal confusion, particularly in areas such as company law, commercial and contract law, securities and antitrust law, foreign trade and investment law and tax law. Accordingly, there can be no assurance that the Company will be able to enforce its rights in any disputes with its joint venture partners or other parties in Russia or the CIS or that its ventures will be able to enforce their respective rights in any disputes with partners, customers, suppliers, regulatory agencies or other parties in Russia or that the Company can be certain that it will be found to be in compliance with all applicable laws, rules and regulations.

    Russia has adopted currency and capital transfer regulations designed to prevent the flight of capital from its borders. These regulations require certain licenses for the movement of capital, which includes the incurrence and repayment of indebtedness and the payment of capital contributions in foreign exchange to Russian entities. The Company is resolving licensing issues with respect to certain intercompany loans and capital contributions with the applicable government agencies and believes that any licensing irregularities that may arise will not have a material adverse effect on its financial condition or results of operations. There can be no assurance, however, that Russian government authorities will not take an unexpected adverse position which could materially adversely affect the Company's business.

    Taxes. Generally, taxes payable by Russian companies are substantial. In addition, taxes payable by Russian companies are numerous and include taxes on profits, revenue, assets and payroll as well as value-added tax ("VAT"). Moreover, statutory tax returns of Russian companies are not consolidated and therefore, each company must pay its own Russian taxes. Because there is no consolidation provision, dividends are subject to Russian taxes at each level. Currently, dividends are taxed at 15% and the payor is required to withhold the tax when paying the dividend, except with respect to dividends to foreign entities that qualify for an exemption under treaties on the avoidance of double taxation. To date, the system of tax collection has been relatively ineffective, resulting in the continual imposition of new taxes in an attempt to raise government revenues. This history, plus the existence of large government budget deficits, raises the risk of a sudden imposition of arbitrary or onerous taxes, which could adversely affect the Company.

    Because of uncertainties associated with the laws and regulations of the Russian tax system and the increasingly aggressive interpretation, enforcement and collection activities of the Russian tax authorities, the Company's Russian taxes may be in excess of the estimated amount expensed to date and accrued on the Company's balance sheets. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

    In various foreign jurisdictions, the Company is obligated to pay VAT on the purchase or importation of assets, and for certain other transactions. In many instances, VAT can be offset against VAT which the Company collects and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is unclear, the local tax authorities could assert that the Company is obligated to pay additional amounts of VAT. In the opinion of management, any additional VAT which the Company may be obligated to pay would not be material.

Exchange Controls and Repatriation Risks Relating to Russian Securities

    Russia has adopted currency and capital transfer regulations designed to prevent the flight of capital from its borders. These regulations require certain licenses for the movement of capital, which includes the incurrence and repayment of indebtedness and the payment of capital contributions in foreign exchange to Russian entities. The Company is resolving licensing issues with respect to certain intercompany loans and capital contributions with the applicable government agencies and believes that any licensing irregularities that may arise will not have a material adverse effect on its financial condition or results of operations. There can be no assurance, however, that Russian government authorities will not take an unexpected adverse position which could materially affect the Company's business.

    No assurance can be given that Russian foreign investment and currency legislation will continue to permit repatriation of the proceeds from investments. Furthermore, no assurance can be given that further restrictions will not be imposed on the conversion of ruble earnings into foreign currency for purposes of making dividend payments or on the repatriation of profits. If any such further restrictions were imposed, they would have a material adverse effect on the Company's interests in Russia.

    In Russia, where the Company derives most of its revenue, the ruble has generally experienced a steady depreciation relative to the U.S. Dollar over the past three years, although there has been some instability in the ruble exchange rate over this period of time. The Company's tariffs are denominated in U.S. Dollars but charges are invoiced and collected in rubles, while the Company's major capital expenditures are generally denominated and payable in various foreign currencies. To the extent such major capital expenditures involve importation of equipment and the like, current law permits the Company to convert its ruble revenues into foreign currency to make such payments. The ruble is generally not convertible outside Russia. A market exists within Russia for the conversion of rubles into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion and payment may be effected. The limited availability of other currencies may tend to inflate their values relative to the ruble and there can be no assurance that such a market will continue to exist indefinitely. Moreover, the banking system in Russia is not yet as developed as its Western counterparts and considerable delays may occur in the transfer of funds within, and the remittance of funds out of, Russia. Any delay in converting rubles into a foreign currency in order to make a payment or delay in the transfer of such foreign currency could have a material adverse effect on the Company. In addition, since November 1997, Russian monetary authorities have pegged the ruble/U.S. dollar exchange rate to fluctuate within a certain narrow range. It is uncertain whether the Russian authorities will be able to maintain this exchange rate and there can be no assurance that there will not be a significant and sudden decline in the value of the ruble. Such a devaluation of the ruble could have a material adverse effect on the Company and its results of operations and on the Russian economy generally.

Dependence on Key Personnel

    The Company believes that its growth and future success will depend in large part upon the efforts of a small number of key executive officers, as well as on its ability to attract and retain highly skilled and qualified personnel to work in the emerging markets in which it operates, particularly in Russia and the CIS. The competition for qualified personnel in the telecommunications industry is intense, particularly in emerging markets where the Company operates and, accordingly, there can be no assurance that the Company will be able to hire and retain qualified personnel. Although the Company believes it has maintained a strong management team, there can be no assurance as to what effect such personnel changes will have on the Company's operations in Russia and the CIS.

WESTERN EUROPE

OVERVIEW

    GTS seeks to position itself as the leading independent carriers' carrier within Western Europe through the development of two ventures, HER and GTS-Monaco Access. HER's objective is to become the leading pan-European carriers' carrier by providing centrally managed cross-border telecommunications transmission capacity to telecommunications companies including traditional PTOs and New Entrants on an approximately 18,000 kilometer high capacity fiber optic network designed to interconnect a majority of the largest Western and Central European cities. As of April 1, 1998, HER's network will link Brussels, Antwerp, Rotterdam, Amsterdam, London,Paris, and Frankfurt. HER expects the initial five country network and Switzerland to be placed in operation in the second quarter of 1998. This segment of the network is expected to deliver managed transport services over approximately 3,800 kilometers of fiber optic cable linking the cities of London, Rotterdam, Amsterdam, Antwerp, Brussels, Paris, Dusseldorf, Frankfurt, Stuttgart, Munich, Geneva and Zurich. The full 18,000 kilometer network is expected to become fully operational during the year 2000. HER also plans to lease capacity on a transatlantic cable linking the European network with North America and is exploring various interconnectivity options to Russia and Asia. Such intercontinental interconnectivity will help HER satisfy the needs of its European customers with respect to outgoing traffic and attract additional non-European customers with traffic terminating in Europe. HER commenced commercial service over the Brussels-Amsterdam portion of the network in late 1996, and the London-Paris portion in November 1997. GTS-Monaco Access operates an international gateway in Monaco in partnership with, and utilizing the existing gateway infrastructure of, the Principality of Monaco and provides transit and routing of international calls to other telecommunications operators. Through its HER and GTS-Monaco Access ventures, GTS is building a new network for transporting voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe and for worldwide international voice, data and multimedia/image traffic that either originates or terminates in, or transits through, Western and Central Europe.

    The Company believes that the international segment of the Western and Central European telecommunications market will be an attractive market for new telecommunications entrants because of its large size, the high operating costs and low productivity of current providers, and the barriers to entry created by the need to control a network and its rights-of-way.

    The European telecommunications market has historically been dominated by monopoly PTOs. This system has ensured the development of broad access to telecommunications services in Europe, but it has also restricted the growth of high quality and competitively priced pan-European voice and data services. The current liberalization occurring in Europe is intended to address these structural deficiencies by breaking down PTO monopolies, allowing new telecommunications operators to enter the market and increasing the competition within the European telecommunications market. In March 1996, the European Commission adopted a directive (the "Full Competition Directive") requiring the full liberalization of all telecommunications services in most EU member states by January 1, 1998. The Company expects that full liberalization in these European countries will lead to the emergence of New Entrants with new and competitive service offerings. HER expects this increase in competition will result in lower prices and a substantial increase in the volume of traffic and range of telecommunication services provided. HER believes that as a result of the increased call volume and growth in value added services, participants in these markets will require significant amounts of new cross-border telecommunications transport capacity to provide their services.

    The Hermes network will offer PTOs and New Entrants an attractive alternative for the transport of cross-border European telecommunications traffic. In the traditional system, PTOs own and control circuits only within their national borders, and as a result, cross-border traffic must be passed from one PTO to another PTO at the national boundary. No single PTO therefore owns or controls end-to-end circuits for cross-border calls. The alternative for carriers of this traffic will be to build their own transport capacity or use International Private Leased Circuits ("IPLCs") which are provisioned by combining half-circuits on the networks of two or more PTOs. The Company believes that there are a number of problems with these options that result in HER being well-positioned to become the leading independent carriers' carrier in Western and Central Europe. In particular, building their own transport capacity is unlikely to be an attractive option for most carriers because of the high traffic volumes required to justify the expense, the need to focus resources on marketing and customer service, the time commitment and the regulatory and administrative complexities involved, particularly in obtaining the rights of way across national borders. Likewise, IPLCs provided by the PTOs also have a number of disadvantages, including high prices, lack of end-to-end quality control, lack of redundancy, low quality due to diversity of network systems and equipment, limited availability of bandwidth and long lead times for provisioning.

    HER

    HER's objective is to become the leading pan-European carriers' carrier by providing centrally managed cross-border telecommunications transmission capacity to telecommunications companies including PTOs and New Entrants. HER intends to offer these target customers a better transport system than is currently available in Europe with a higher and more consistent level of transmission quality, redundancy, network functionality and service across Europe at lower prices. Development of the HER network is dependent upon, among other things, HER's continuing ability to obtain the necessary financing, rights-of-way, licenses and other regulatory approvals in a timely and cost-effective manner.

    HER is developing an approximately 18,000 kilometer, pan-European high capacity fiber optic network designed to interconnect a majority of the largest Western and Central European cities. Each access point of the network will be placed in operation as it is linked to the network. HER intends to build the network using the most accessible and cost-efficient infrastructure base in each of the regions served, including using rights-of-way and existing infrastructure of railways, motorways, pipeline companies, waterways and power companies. HER plans a flexible approach to the network build-out plan and intends to fine-tune the scope, route and design of the network based upon the evaluation of customer demand. Historically, HER has experienced substantial delays in concluding these agreements and developing its network. There can be no assurance that HER will be successful in concluding necessary agreements, or that delays in concluding such agreements will not materially and adversely affect the speed or successful completion of the network. The successful and timely completion of the network will also depend on, among other things, (i) the availability to HER of substantial amounts of additional capital and financing, (ii) timely performance by various third parties of their contractual obligations to engineer, design and construct portions of the network and (iii) HER's ability to obtain and maintain applicable governmental approvals.

    HER expects to roll out full telecommunications service over the initial five country network and Switzerland in the second quarter of 1998, as discussed below, and the 18,000 kilometer network to be operational during the year 2000. Although HER believes that its cost estimates and the build-out schedule are reasonable, there can be no assurance that the actual construction costs or time required to complete the network build-out will not substantially exceed current estimates. Any significant delay or increase in the costs associated with development of the HER network could have a material adverse effect on HER and the Company.

    HER expects to continue to roll-out full telecommunications transport service on the initial network in the first five countries and Switzerland linking the additional cities of Dusseldorf, Stuttgart, Munich, Zurich and Geneva by June 30, 1998. This initial network is expected to consist of approximately 3,800 kilometers of fiber optic cable covering countries which, in 1995, originated over 60% of all outgoing calls and terminated over 60% of all incoming calls in the countries to be served by the full network. HER's Network Operations Center located in Brussels, Belgium and its backup center located in Antwerp, Belgium are fully operational and house network management and customer support services which operate 24 hours a day, seven days a week. Billing and customer service functions are also operational. Network coverage is planned to be expanded to include the cities Berlin, Stockholm, Copenhagen, and Milan in the third quarter of 1998. By the year 2000, the 18,000 kilometer HER network is expected to have points of presence in at least 33 cities in 15 European countries, including Southern and Central Europe. HER also plans to lease capacity on a transatlantic cable linking the European network with North America and is exploring various interconnectivity options to Russia and Asia.

    HER has entered into agreements for the construction and/or lease of fiber optic routes for the initial network in the first five countries. Contracts have been concluded with respect to the portion of the network connecting Germany with each of France, the Netherlands and Switzerland. Additional contracts have been concluded in Switzerland, Denmark, Sweden, Spain and Italy. HER continues to negotiate rights-of-way and other infrastructure arrangements in order to extend its network in Western Europe. HER will need to negotiate similar agreements to complete the network in four Central European countries. Buildout of the HER network is subject to numerous risks and uncertainties that could delay deployment or increase the costs of the network, or make the network commercially unfeasible.

    Development of the HER network is capital intensive. Management expects that approximately $290 million in capital expenditures will be incurred in connection with the buildout of the HER network, with approximately $35 million required for the roll out of the initial five country network that is expected to be completed in the second quarter of 1998. While HER raised approximately $265 million in a private placement of its senior notes in August 1997 (of which $56.6 million has been placed in escrow for the first two years' interest payments on the notes), additional financing may need to be obtained to construct the HER network and there can be no assurance that such additional financing will be completed. Failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would adversely affect the viability of HER, or may require the Company to make additional capital contributions to HER at the expense of the Company's other operations, either of which could have a material adverse effect on the operations of the Company. HER's revenues and the cost of deploying its network and operating its business will depend upon a variety of factors including, among other things, HER's ability to (i) effectively and efficiently manage the expansion of its network and operations, (ii) negotiate favorable contracts with suppliers, (iii) obtain additional licenses, regulatory approvals, rights-of-way and infrastructure contracts to complete and operate the network, (iv) access markets and attract sufficient numbers of customers and (v) provide and develop services for which customers will subscribe. HER's revenues and costs are also dependent upon factors that are not within HER's control such as regulatory changes, changes in technology, increased competition and various factors such as strikes, weather and performance by third-parties in connection with the development of the network. Due to the uncertainty of these factors, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations would likely affect HER's future capital requirements. HER must obtain additional infrastructure provider agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities to build out the network. There can be no assurance that HER will be able to maintain all of its existing agreements, rights and permits or to obtain and maintain the additional agreements, rights and permits needed to implement its business plan on acceptable terms. Loss of substantial agreements, rights and permits or the failure to enter into and maintain required arrangements for the HER network could have a material adverse effect to enter on HER's business. In addition, HER depends on third parties for leases of dark fiber for substantial portions of its network. There can be no assurance that HER will be able to enter into and maintain required arrangements for leased portions of the HER network, which could have a material adverse effect on HER's business.

    HER was formed on July 6, 1993 by HIT Rail B.V. ("Hit Rail"). Hit Rail was incorporated in 1990 by eleven national railways to carry out telecommunications engineering activities in order to construct and exploit a data communications network for railway traffic. GTS-Hermes, Inc., a Delaware corporation ("GTS-Hermes") purchased a 34.4% interest in HER in 1994 and has increased its interest to 50% in 1995 and to 79% in 1997. In March 1998, GTS-Hermes increased its ownership of HER to 89% by purchasing a portion of Hit Rail's ownership interest in HER. GTS-Hermes is a wholly owned subsidiary of GTS.

Business and Marketing Strategy

    The overall strategy of HER is to offer PTOs and New Entrants pan-European cross-border telecommunications transport services to help them, in turn, more successfully meet the needs of their end-user customers. The HER network also provides a vehicle through which a carrier can compete in markets where it does not own infrastructure. HER expects to enter the market ahead of similar competition and encourage a wide variety of carriers to use its network with service offerings that meet their needs. HER's primary service offerings are large-capacity circuits for "wholesale" customers such as PTOs and New Entrants. HER's focus on carriers is designed to complement and not compete with carriers' own business objectives in providing services to end-users.

    To establish HER as the leading carriers' carrier for international telecommunications within Europe, HER offers its customers significantly higher quality transmission and extended/advanced network capabilities at a competitive price by focusing on the following:

        High Capacity International Network Facilities. The HER network is designed to offer its customers access to high capacity network facilities outside their domestic markets, providing cross-border capabilities without requiring customers to invest in network infrastructure or being constrained by a narrow range of capacity offerings. With STM-64 technology and Wavelength Division Multiplexing ("WDM") upgrades, HER's fiber deployment plan provides for the equivalent of 128 fiber pairs of capacity across Europe.

        Uniform Network Architecture. The HER network is designed to offer managed transport services from country to country and across multiple countries utilizing a single uniform network, in contrast to services currently available that use multiple providers over several networks with varying technologies and each under the control of separate, not necessarily compatible, network control systems. The HER network's uniform technology enhances service by providing quality and reliability as well as uniformity of features throughout the network.

        Diverse Routing. The HER network architecture includes diverse, redundant routes that are designed to provide high levels of reliability. The network is designed to provide availability of over 99.98% for most routes and to provide customers with a wide range of telecommunications transmission capacity. To achieve this level of reliability without the use of a network similar to the HER network, HER believes that carrier customers would need to purchase additional dedicated circuits to provide for redundancy.

        Rapid Provisioning. HER services provide access to the network, such that additional capacity can be provided to customers on the HER network on a rapid basis. This access provides a level of capabilities that HER believes is unavailable in Europe today. This ability to rapidly provide service is largely due to HER's development of capacity substantially in excess of HER's forecasted requirements.

    o Flexibility. HER services are focused on providing customers flexibility across the network through which the customer may minimize risk by enabling network rerouting, eventually even under customer direct control.

    o Advanced Technology. HER is deploying SDH technology which, by using WDM techniques and hardware, is upgradeable and will permit significant expansion of transmission capacity without increasing the number of fiber pairs in the network. This technology also provides the basis for structuring advanced operating features, such as virtual private network service and ATM-based services. Additionally, the SDH technology deployed by HER may be upgraded.

    o Innovative Pricing. Currently the price of high-bandwidth E1 equivalent circuits on transborder European routes is artificially high and not necessarily related to the cost of such circuits. HER offers competitive pricing. HER also offers highly tailored contract terms and volume discounts, which allow carrier customers to plan more efficiently the fixed costs of their service portfolio. Customers can select varying capacity, access, guaranteed availability and contract terms at competitive prices. Customers sourcing from PTOs are generally limited to order from a very narrow set of capabilities offered under inflexible pricing plans.

    Although HER and GTS have relationships with certain PTOs or other access providers for specific projects, they do not have wide-ranging alliances with any of the major consortia or large Western telecommunications companies. Additionally, HER's strategy calls for it to focus on carriers' carrier services, so that it will limit overlap of target markets with its carrier customers in end user markets. HER believes that this independence will make it an attractive service provider for carriers who may otherwise be reluctant to obtain services from other providers of intra-European transport that also may be their competitors in the retail market.

SERVICES

    HER's primary service is large capacity cross-border European circuits provided to carriers and service providers over an integrated, managed pan-European network structure thus providing a service for wholesale customers such as PTOs and New Entrants. The HER network will be based on SDH technology, which provides for digital transmission capability upon which a broad range of advanced functionality may be built and which offers network availability, flexibility, bandwidth speeds and error performance not otherwise available to carriers for transport of telecommunications traffic across national borders in Western and Central Europe. The network is designed to provide customers with a wide variety of bandwidth speeds, ranging from VC12/E1 Standard (equivalent to 2.048 Mbps) to STM-1/E4 Standard (equivalent to 155 Mbps) and beyond.

    HER will provide high quality cross-border transmission services for licensed or otherwise authorized telecommunications providers. Services are based on the principle of adding greater value than currently available in the market while retaining competitive prices.

    Point-to-Point Transport Service. The current market for cross-border transport is served by IPLCs provided by PTOs. IPLCs are formed by combining half-circuits from two PTOs between customer locations, often with additional PTOs providing transit segments. Under the IPLC service, overall service quality guarantees generally are not provided and only a limited range of bandwidth is available, usually only E1 and in certain instances, E3. The Company believes that HER's Point-to-Point Transport Service will be a major improvement to the PTO-based approach because it provides a greater range of bandwidths (from 2 Mbps (E1 or VC-12) to 140/155 Mbps (E4 or VC-4)) and allows customers to choose a service level agreement with guarantees appropriate for their applications, including guarantees for on-time service delivery and service availability.

    Point-to-Point Transport Service consists of two services, "Integrated" and "Node-to-Node." The HER "Integrated" service provides an end-to-end service between customer-specified locations where the customer can request for HER to arrange for "last mile" services from the HER node location to the customer's location. The HER "Node-to-Node" service can be selected when the customer prefers to provide its own services to reach the local HER node location. In Node-to-Node Service, HER guarantees service only on its portion of the network between HER nodes. Both services are competitively priced relative to current service offerings. A premium is charged for the highest guaranteed level of service which incorporates an end-to-end, fully diverse, protected, "Integrated" service. The customer can choose flexible contract terms from one to five or more years' duration, with volume discount schemes designed to ensure that HER remains a cost-effective solution.

    Virtual Infrastructure Service. Carriers and operators that plan to expand their operations to become pan-European service providers as the European marketplace is liberalized require a flexible and cost-effective means of telecommunications transport. To date such service providers obtain international transport service by leasing IPLCs. Leasing IPLCs requires a carrier to lease channels on a segment-by-segment basis from multiple PTOs, linking the target cities under arrangements having fixed capacity and pricing structure for each segment of the carrier's network. Leasing IPLCs has several disadvantages, including (i) difficulty in obtaining discount/volume pricing schemes since there is no single provider of pan-European coverage, (ii) delays in implementation due to numerous contractual negotiations and having to interconnect numerous IPLCs, (iii) limited availability of pan-European leased capacity at high bandwidth and (iv) variability of quality due to multiple operators and the absence of a single uniform network. Operators could also construct their own network, which is expensive, time-consuming and complex and which may not be justified by such operators' traffic volume.

    HER's Virtual Infrastructure Service will offer a new solution and an attractive alternative to leasing IPLCs or building infrastructure. This service will enable HER's customers to obtain a uniform pan-European or cross-border network under one service agreement by allowing the customer to select any number of cities along the HER network at a pricing structure based on the overall amount of leased capacity for the customer's entire network. The key feature behind Virtual Infrastructure Service is that it gives the customer the ability to add or reconfigure capacity in 24 hours between locations connected in the Virtual Infrastructure Service, thereby enabling the customers to respond almost immediately to changes in traffic. By being able to transfer capacity among the network routes, HER's customers are able to avoid over- and under-utilization of leased channels. This service offering provides a customer with the benefits of ownership (rapid provisioning, freedom to rearrange and control) with a "pay-as-you-go" managed service offering, without the burdens of up-front investment and costs required to build a network, and without having to manage the on-going maintenance and operation of the network.

    The service would be delivered through pre-installed physical facilities at each of the customer locations. These facilities are designed to ensure that most growth or changes in customer requirements can be addressed purely by remote logical reconfiguration from the HER Network Operations Center. This remote network management ability is inherent in SDH technology and allows rapid provisioning and high quality of service.

    Ring Service. Most medium to large carriers and operators purchase network capacity in excess of actual requirements, and prefer to have physical configuration control over their networks. The HER Ring Service connects multiple customer locations with multiple VC-4 paths in a ring configuration. The customer has direct control over the configuration of the VC-3 and VC-12 paths within the ring, and has exclusive control over the routing. Additional ring capacity can be added with no service interruption and additional customer locations may be added to the ring with minimal service interruption. Because HER is not required to configure 'idle' bandwidth or to manage the 'SDH subnet' this service can be provided at a very competitive rate vis-a-vis other point-to-point services.

    Sales and marketing of HER's services are conducted through its sales and marketing department, which includes a director and senior sales managers responsible for various regions and customer segments. Additionally, HER expects that certain of its railway shareholders and/or railway or other infrastructure providers that develop domestic telecommunications businesses, or other local network access providers, can provide an effective distribution channel to smaller carrier customers.

PRICING

    Currently the price of cross-border pan-European calls are often significantly higher than the underlying cost of transport and terminating such calls and higher than the price of intra-country calls or transborder calls to and from liberalized markets. The low cost of operating the network enables HER to attractively and competitively price services in the face of declining overall tariffs for telecommunication services. HER's low-cost basis is due to, among other things, its use of up-to-date technology without the burden of legacy networks, which requires fewer employees to operate.

    The term of a typical customer agreement currently ranges from 1 to 3 years. The customer agrees to purchase, and HER agrees to provide, cross-border transmission services. In general the customer agrees to pay certain non-recurring charges upfront and recurring charges on an annual basis, payable in twelve monthly installments. If the customer terminates the service order prior to the end of the contract term, it is generally required to pay HER a cancellation charge equal to three months service for each of the twelve months remaining in the contract term. HER guarantees transmission services to a certain service level. If such levels are not met or HER fails to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable in respect of the relevant link.

CUSTOMERS

    HER's high capacity, SDH-based fiber optic network is designed to enable PTOs and New Entrants to integrate high quality, cross-border capacity into their end user offerings. As of January 1998, twenty customers were under contract for service on the HER network, including PTOs, a global consortium of PTOs, Internet service providers, an international carrier, value added networks ("VANs") and resellers. HER provided capacity of approximately 446 E1 equivalent circuits as of January 1998. The type and quality of HER's customers validates the concept of the HER network, and illustrates the type of customers who will be attracted to the full network. The success of this limited network also demonstrates the demand for cross-border transport services. In total, HER is targeting seven major market segments or customer groups which can be characterized as follows:

    o Existing PTOs. This customer segment consists of the traditional European PTOs that generally participate in the standard bilateral agreements for cross-border connectivity. Hermes provides a vehicle for PTOs to compete in non-domestic markets both before and after January 1, 1998. As of January 1, 1998, both reserved and non-reserved traffic can be transported by alternative infrastructure providers, thus vastly expanding the available PTO market for HER.

    o Global Consortia of Telecommunications Operators. Many of the largest PTOs and international carriers have pooled resources and formed consortia in order to compete more effectively in important telecommunications markets such as those in Western Europe particularly outside their home markets. Prior to liberalization of the provision of switched voice services in Western European markets, one of the primary objectives of these consortia is to provide non-reserved pan- European services to multinational business customers, including X.25/frame relay (high speed data network) service and closed-user group voice services. Under the current regulatory framework, consortia would otherwise be required to purchase leased lines at negotiated retail rates, even within their home countries. HER believes that it provides an attractive alternative at better pricing in those environments where such a consortium does not already own its infrastructure. Furthermore, HER believes that it is well positioned to provide cross-border connectivity between different domestic infrastructures of these alliances.

    o International Carriers. This customer segment consists of non-European carriers with traffic between European and other international gateways. Such carriers include Teleglobe, GTS-Monaco Access and eventually the U.S. Regional Bell Operating Companies. HER can provide these customers a pan-European distribution network to gather and deliver traffic to and from their own and other hubs.

    o Alternative Carriers. This segment consists of second carriers, cable TV and mobile carriers and competitive access providers. These new carriers have chosen to compete with the incumbent PTOs in their respective countries, and the Company believes that they would look favorably to an alternative such as HER. HER believes that this segment will sustain the largest growth as competition emerges in Europe. HER also believes that non-PTO competitors in Europe will prefer to use a non-PTO alternative like HER to meet their cross-border telecommunication transport needs.

    o Internet Backbone Networks. Internet backbone networks are a fast emerging segment and are expected to generate significant requirements for the services HER offers. These require large capacity international connectivity services between Internet nodes (point of interconnection between local Internet service providers) in all local European markets. The Internet segment is experiencing significant growth in demand for transmission capacity.

    o Resellers. Resellers are carriers that do not own transmission facilities, but obtain communications services from another carrier for resale to the public. Resellers are also a growing segment of the market and are expected to increase in conjunction with the liberalization of the European telecommunications market. In the U.S., for example, resellers were a significant factor in the expansion of competition.

    o VANs and other Service Providers. VANs are data communications systems in which special service features enhance the basic data transmission facilities offered to customers. Many of these networks are targeted to the data transfer requirements of specific international customer segments such as airlines and financial institutions. VANs' basic network transmission requirement is to connect data switches or processors. VANs currently purchase their own international circuits and build additional resiliency into their network infrastructure. HER will allow them to meet these needs cost-effectively, and to extend their services to new markets or customers without substantial capital investment.

    HER expects that additional demand for alternative service providers will come from increased usage of dedicated circuits for Internet access, private lines for the deployment of wide-area networks by large corporations, "single source" local and long distance services by small and medium-sized businesses and emerging broad band applications such as cable TV programming distribution (other than broadcast) to the end user.


NETWORK DESIGN

    Network Architecture. The network architecture is based on a highly meshed flat topology which covers a wide geographical area with large distances between individual network nodes. This architecture allows rerouting of traffic at electronic speeds in the event of a network failure. This approach also lowers network cost by allowing each node to be sized to match anticipated traffic volumes rather than to a standard capacity. Individual nodes can be configured to connect any trunk to any other in the nodes, thus allowing efficient transmission of traffic. Each node will be connected to at least two other nodes allowing rerouting of traffic in the event of a network failure. HER believes that its network will be the first cross border pan-European network with such redundancy.

    The HER network has been designed to be controlled by a single network management center and supported by advanced operational support systems. A centralized network center can pinpoint overloaded pathways or malfunctioning circuitry and reroute traffic much more quickly than networks controlled by separate network centers operated by PTOs in different countries. HER primarily uses Alcatel for the supply of transmission equipment and network management systems. HER's advanced operational support systems allow it to correct network failures and isolate equipment faults with greater speed and at a lower cost than is the case with heterogeneous multi-operator networks. Critical elements of the network, including network maintenance and control systems, are designed with redundancy in order to ensure a high quality of service. The network design has several important resilience features including: multiple paths to each node, built-in hardware redundancy and redundant power supplies. For all network routings, there will be at least two paths. Should service failure occur on one route, the network is designed to automatically re-route traffic to another route. HER believes that these techniques will result in performance of 99.98 percent or better for premium service customers for most routes.

    HER expects to operate the entire network and to own substantially all of the network equipment as well as some segments of the fiber optic cable. A substantial part of the fiber is leased on a long-term basis. Long-term leases for fiber are advantageous to HER because they reduce the capital expense burden of building large quantities of capacity before they can be used. Where HER leases dark fiber, the infrastructure provider will generally be responsible for maintaining such fiber optic cable. HER will enter into agreements with Alcatel and infrastructure providers and other third parties to supply and/or maintain the equipment for the HER network.

    Network Capacity. The network will consist of Synchronous Digital Hierarchy ("SDH") STM-16 links managed by equipment and operating centers owned by HER and running on dark fiber leased from infrastructure providers or built by HER on leased rights of way. Each line system and multiplexer works initially at the 2.5 Gbps (STM-16) level. The most important types of equipment used or to be used in this network are Add-Drop Multiplexors ("ADMs") and regenerators and a variety of optical amplifiers for boosting optical signals. The STM-16 links are expected, where needed, to be upgraded to STM-64. Furthermore, fibers will be multiplexed using WDM, also as required. Additional capacity can be achieved by adding new fiber accesses to a given city over alternative routes, thereby achieving more meshing and the resulting improved network availability.

    Network Agreements. HER has entered into agreements and letters of intent with various infrastructure providers for construction and/or dark fiber lease of portions of the HER network. HER's agreements for leases of portions of the network typically required the infrastructure provider to provide a certain number of pairs of dark fiber and node and/or regenerator sites along the network route commencing on certain dates provided by HER. The term of a lease agreement typically ranges from 10 to 18 years. An agreement typically contains optical specification standards for the fiber and methods of testing. HER is allowed to use the cable for the transmission of messages and in other ways, including increasing capacity. The infrastructure provider also provides space for the location of equipment and spare parts and guarantees the provision of power and other utilities together with environmental controls and security to ensure the proper functioning of the equipment. The infrastructure provider is typically responsible for maintenance of the cable and the provision of first line maintenance to equipment and permits HER access to such facilities. Access arrangements to the nodes are also provided so that connection may be made to HER customers or to the rest of the network. An agreement also provides for an annual price for the provision of fiber and for the facilities and maintenance. The agreements typically provide for termination by the parties only for material breach, with a 90 day minimum cure period. The agreements typically contain a transition period after termination of the agreement to allow HER to continue to serve its customers until it can reach agreement with an alternative infrastructure provider.

    Local Access. Access to the HER network will be provided to clients through SDH access lines including at the STM-1 or STM-4 level. However, customers who continue to use the older PDH technology may also access the HER network. In each city, as a HER point of presence is deployed, HER may contract with a local access network supplier for "last mile" services to customer locations. HER will not invest in building local access infrastructure but such connectivity can be supplied on a case-by-case basis via preferred local access partner arrangements. Currently Telfort in the Netherlands and Belgacom in Belgium are providing local access to the operating Amsterdam-Brussels route. In London and Paris, HER has contracted with local access providers to connect the HER network to intra-city networks in those cities. Pursuant to this agreement, HER can offer its carrier customers local connectivity in those cities. Various Local Access Network Suppliers may also be interested in HER for the purpose of linking the business centers in which they are active. Therefore, the Company believes that the relationships between HER and local access network suppliers can benefit both parties.

    Network Routes. HER's current planning dates for operation in certain cities and kilometers covered by the initial network in the first five countries and Switzerland are set forth below .

Expected to be operational by:

April 30, 1998 - Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Strasbourg, Frankfurt, Zurich and Geneva - covering approximately
3,000 kilometers.

June 30, 1998 - Above cities and Dusseldorf, Stuttgart and Munich - covering approximately 3,800 kilometers.

    HER expects to have an aggregate of approximately 10,000 kilometers completed at the end of 1998 and the entire 18,000 kilometer network completed by the year 2000. Hermes also plans to lease capacity on a transatlantic cable linking the European network with North America in 1999.

    The routes planned to be operational in the second quarter of 1998 are currently under construction. "Under construction" means that with respect to each of the segments that make up each of these routes, one of the following is occurring: (i) HER has contracted to build or is contracting to build the fiber optic cable segment, and (ii) HER has leased or will lease such segment of dark fiber optic cable from a third party who has built or is currently building such segment. The dates set forth above may be subject to delays due to a variety of factors, many of which are beyond the control of the Company.

    HER is deploying the network along the rights-of-way of a variety of alternative sources, including railways, motorways, waterways, pipelines and utilities. The rights-of-way of HER-built portions of the network will be provided pursuant to long-term leases or other arrangements entered into with railways, highway commissions, pipeline owners, utilities or others. It is the policy of HER to evaluate multiple alternative infrastructure suppliers in order to maximize flexibility. As a result of its network development activities to date, HER has gained access to infrastructure for its network routes which, in certain cases, HER believes will be difficult for its competitors to duplicate.

Competition

    The European and international telecommunications industries are competitive. HER's success depends upon its ability to compete with a variety of other telecommunications providers offering or seeking to offer cross-border services, including (i) the respective PTO in each country in which HER operates and (ii) global alliances among some of the world's largest telecommunications carriers. HER expects that some of these potential competitors may also become its customers. HER believes that the ongoing liberalization of the European telecommunications market will attract New Entrants to the market and increase the intensity of competition. Competitors in the market compete primarily on the basis of price and quality. HER intends to focus on these factors and on service innovation as well. HER business plan anticipates substantial head-to-head competition as well as indirect competition.

    WorldCom, Inc. ("WorldCom") recently announced plans to construct a pan-European fiber network, the first phase of which is expected to connect London, Amsterdam, Frankfurt, Brussels and Paris by early 1998. Although the Company believes that the proposed WorldCom pan-European network is primarily intended to carry WorldCom traffic, WorldCom has stated that any excess capacity on such network will be used to provide a competitive carrier's carrier service.

    Viatel, Inc. ("Viatel") also recently announced its intention to build a pan-European fiber optic network connecting select cities in Belgium, France, the Netherlands and the United Kingdom. Excess capacity would be available for other carriers. Viatel has stated that, assuming that it obtains necessary financing, construction would begin in spring 1998 and the network would become operational in 1999.

    In addition, Exprit Telecom Group plc ("Esprit") also recently announced plans to construct an SDH fiber optic ring network that will connect the United Kingdom, France, the Netherlands and Belgium.

    HER also competes with respect to its "point-to-point" transborder service offering against circuits currently provided by PTOs through International Private Leased Circuits. In addition, the liberalization of the European telecommunications market is likely to attract additional entrants to both the "point-to-point" and other telecommunications markets.

    If HER's competitors, many of whom possess greater technical, financial and other resources than HER, devote significant resources to the provision of pan-European, cross-border telecommunications transport services to carriers, such action could have a material adverse effect on HER's business, financial condition and results of operations. There can be no assurance that HER will be able to compete successfully against such new or existing competitors. See "--Certain Considerations Generally Applicable to the Company's Operations - Competition."

HER RECAPITALIZATION

    During 1997, HER completed a recapitalization (the "HER Recapitalization"), wherein HER extended rights to subscribe to additional shares of HER to GTS-Hermes, HIT Rail and the eleven railways comprising the HIT Rail consortium. Pursuant thereto, GTS-Hermes and two of the eleven railways that comprise the HIT Rail consortium have exercised their subscription rights, while HIT Rail and the other nine railways have declined to exercise their subscription rights. HER has issued (i) 150,592 shares to GTS-Hermes in exchange for the conversion of loans and additional consideration, (ii) 24,007 shares to HIT Rail in exchange for the conversion of loans, (iii) 11,424 shares to Societe Nationale des Chemins de Fer Belges S.A. de Droit Public/Nationale Maatschappij der Belgische Spoorwegen N.V. Van Publiek Recht (the Belgian national railway) ("SNCB/NMBS") and (iv) 4,365 shares to AB Swed Carrier (a wholly owned subsidiary of SJ, the Swedish national railway). As a result, GTS-Hermes owns 79.1%, HIT Rail owns approximately 12.6%, SNCB/NMBS owns 6.0% and AB Swed Carrier owns 2.3% of the issued HER shares. Pursuant to the HER Recapitalization, HER, GTS-Hermes, HIT Rail, SNCB/NMBS and AB Swed Carrier have executed a new Shareholders Agreement, the principal terms of which are set forth below. In March 1998, Hit Rail sold all of its shares in HER to GTS-Hermes, SNCB/NMBS and AB Swed Carrier. As a result of such sale, GTS-Hermes, SNCB/NMBS and AB Swed Carrier currently own 170,307, 13,610, and 6,551 shares of HER, repectively, or 89.4%, 7.2%, and 3.4%, respectively of HER.

    Under the new Shareholders Agreement, actions to be taken by shareholders will be adopted by a simple majority vote with the exception of certain actions which will require at least 85% of the votes cast: (i) purchase by HER of its own shares and any redemption thereof, (ii) exclusion of preemptive rights in the case of the issuance of new shares and the transfer of shares held by HER, except in the event of a public listing of the shares or of new shares or of an offering of shares or options on new shares (warrants) to professional investors in order to obtain further funding, (iii) winding up or dissolution of HER, (iv) any amendment to the articles of association other than those pertaining to increases in the authorized capital of HER or to convert HER into an N.V. ("Naamloze Vennootschap") to enable a public listing of shares or new shares, (v) any amendment to the scope of HER's business, (vi) the declaration of dividends and (vii) the admission of new shareholders to the Shareholders Agreement. In addition, the Shareholders Agreement provides that (a) if GTS-Hermes is the owner of at least 50% of the issued shares, then it will have the right to make a binding nomination for the appointment of half of the members of the Board of Supervisory Directors or (b) if GTS-Hermes is the owner of at least two-thirds of the issued shares, then it will have the right to make a binding nomination for the appointment of half of the members of the Board of Supervisory Directors plus one member more, appointed pursuant to nominations by all other shareholders. As long as HIT Rail is the owner of at least one share, HIT Rail will be entitled to make a binding nomination for the appointment of at least one member of the Supervisory Board. The Shareholders Agreement also provides that shareholders who participated in the capital restructuring other than GTS-Hermes and HIT Rail with a shareholding of at least 6.8% subject to adjustment in the discretion of the other shareholders will be entitled to make a binding nomination for the appointment of one member of the Board of Supervisory Directors. Shareholders who participated in the capital restructuring other than GTS-Hermes and HIT Rail who hold fewer than 6.8% of the issued share capital of HER will be entitled on a rotating basis to make one binding nomination for the appointment of a member of the Board of Supervisory Directors for two-year periods. As a result of the March 1998 sale by Hit

Rail of all its shares in HER, Hit Rail no longer has any rights or obligations, except as set forth below, under the Shareholders Agreement and GTS-Hermes, acting alone, can approve all the matters described above which require an 85% HER shareholder vote.

Articles of Association and Shareholders Agreement

    Under the Articles of Association and the Shareholders Agreement, HER's shareholders have preemptive rights in connection with issuances of ordinary shares and options on shares to be issued in proportion to the total nominal value of the shares held by it. Preemptive rights can be exercised for four weeks after the date the notice of the offer is received by the shareholders.

    The Shareholders Agreement provides that HER or its designated vendor will provide fiber capacity in its network for use by the shareholders of HER on fair commercial terms, use, quantity and price to be negotiated on a bilateral basis. In the Shareholders Agreement, HIT Rail has covenanted to (i) use its best efforts to establish such commercial agreements between individual HIT Rail shareholders and HER, to obtain rights of way from individual HIT Rail shareholders and to cooperate in obtaining such licenses as may advance the business of HER, (ii) use its best efforts to ensure that the HIT Rail shareholders cooperate in obtaining such license in accordance with the business plan of HER and as may be necessary or advisable in furtherance of HER's business, (iii) will not, so long as both HIT Rail and GTS-Hermes are shareholders of HER and for one year after HIT Rail ceases to be a shareholder, agree with any entity other than GTS-Hermes or HER to assist or cooperate in the development of any pan-European telecommunications operator and (iv) use its best efforts to obtain on HER's behalf such materials as may be required and arrange inspection visits of selected rights of way for the purpose of making initial cost estimates.

    The foregoing summary of the Shareholders Agreement does not purport to be complete and is qualified in its entirety by reference to the Shareholders Agreement, which is an Exhibit to this Report.

LICENSES AND REGULATORY ISSUES

    A summary discussion of the regulatory framework in the countries of the network in the first five countries and the next five countries into which HER expects to develop the network is set forth below. This discussion is intended to provide a general outline, rather than a comprehensive discussion, of the more relevant regulations and current regulatory posture of the various jurisdictions.

    National authorities in individual member states of the EU are responsible for regulating the operation (and in some cases the construction) of telecommunications infrastructure. HER believes that the adoption of the Full Competition Directive and the various related Directives adopted by the European Parliament and the Council of the EU have resulted in the removal of most regulatory barriers to the operation of telecommunications infrastructure in the countries of the initial network in the first five countries.

    HER requires licenses, authorizations or registrations in all countries to operate the network. There can be no assurance that HER will be able to obtain such licenses, authorizations or registrations or that HER's operations will not become subject to other regulatory, authorization or registration requirements in the countries in which it plans to operate. Licenses, authorizations or registrations have been obtained in the United Kingdom, the Netherlands, Belgium, France and Germany and a trial concession has been granted in Switzerland. HER intends to file applications in other countries in anticipation of service launch in accordance with the network roll-out plan.

    On June 28, 1990, the European Commission, in an effort to promote competition and efficiency in the European Union, issued a directive (the "1990 Directive") requiring EU member states to immediately liberalize all telecommunication services with the exception of voice telephony to the general public (basic voice services provided over the public switched voice network). This step liberalized value added services and voice services over corporate networks and/or "closed user groups," although the exact definitions of the terms used in the 1990 Directive were not altogether clear.

    On July 22, 1993, the Council of EU agreed that all voice telephony services in EU member states should be liberalized by January 1, 1998 subject to additional transitional periods of up to five years to allow member states with less developed networks to achieve the necessary adjustments. It was agreed that such exemptions would be granted to Spain, Ireland, Greece and Portugal, subject to formal application and satisfaction of certain requirements. Luxembourg, because of the small size of its market, would be eligible for a special transitional period of up to two years.

    In April 1995, a communication from the European Commission sought to clarify the types of services that were liberalized by the 1990 Directive, stating that the burden of proof as to why a service should be considered "reserved" and therefore not open to competition should be upon the PTOs and the regulatory authorities of member states. Along with this statement came the threat of formal procedures under the Treaty of Rome against member states that do not implement the 1990 Directive "within a reasonable time." Procedures have been brought so far against Italy, Greece, Germany and Spain for failing to apply the requirements of the 1990 Directive.

    On March 13, 1996, the European Commission adopted the Full Competition Directive extending the 1990 Directive to all services, requiring that licensing procedures for these services be transparent and non-discriminatory, requiring member states to fully liberalize alternative infrastructure to allow a competitive market for "non-reserved" services such as data, value added services and non-public (closed-user group) switched voice services by July 1, 1996 and mandating open competition in all public telecommunications services, including voice telephony to the general public, by January 1, 1998 (except for countries to which grace periods were granted in accordance with the 1993 Council Resolution).

    On April 10, 1997, the European Parliament and the Council of Ministers adopted a Directive on a common framework for general authorizations and individual licenses in the field of telecommunications services, including networks. Licenses must be awarded through open, non-discriminatory and transparent procedures and applications will be required to be dealt with in a timely fashion. The number of licenses may only be restricted to the extent required to ensure the efficient use of radio frequencies or for the time necessary to make available sufficient numbers in accordance with EC law.

    HER believes that many European countries have revised telecommunications regulations to comply with the 1990 Directive and the Full Competition Directive and that such changes will enhance HER's ability to obtain other necessary regulatory approvals for its operations.

    As a multinational telecommunications company, HER is subject to varying degrees of regulation in each of the jurisdictions in which it provides its services. Local laws and regulations and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which HER operates. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on HER, that domestic or international regulators or third parties will not raise material issues with regard to HER's compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on HER. See -- "Certain Considerations Generally Applicable to the Company's Operations -- Government Regulation." The regulatory framework in certain jurisdictions in which HER provides its services is briefly described below.

United Kingdom

    Since the elimination in 1991 of the United Kingdom telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of Oftel, the United Kingdom telecommunications regulatory authority, to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The United Kingdom has already liberalized its market beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. HER has received a license from the Secretary of State for Trade and Industry which grants it the right to run a telecommunications system or systems in the United Kingdom connected to an overseas telecommunications system and to provide international services over such systems. Like the licenses granted to other providers of international facilities-based services, the license granted to HER on December 18, 1996 was for an initial six months' duration and thereafter is subject to revocation on one month's notice in writing. The short duration of these initial licenses was adopted for administrative convenience on the opening-up of the United Kingdom market for international facilities-based services. The Department of Trade and Industry ("DTI") has confirmed that it intends to replace the initial licenses with new licenses and that it would not normally expect to revoke an initial license without replacing it with another license giving an equivalent authorization. The DTI is currently discussing with license holders the arrangements to put these new licenses into effect and although the DTI has indicated that the new licenses are expected to be of 25 years duration, there can be no certainty that this will be the case or that the new licenses will not contain terms or conditions unfavorable to HER.

The Netherlands

    On July 1, 1997 the Dutch government abolished the prohibition on the use of fixed infrastructure for the provision of public voice telephony, thereby complying with the requirements of the Full Competition Directive six months ahead of schedule. On August 1, 1996, HER was granted a license for the installation, maintenance and use of a fixed telecommunications infrastructure.

    An entirely new Telecommunications Bill was introduced to the Second Chamber (the House of Representatives) of the Parliament on September 15, 1997. The new Telecommunications Act is intended to confirm the full liberalization of the telecommunications market according to European Community standards. It is not expected that the new Telecommunications Act will detrimentally affect the conduct of business by HER.

Belgium

    Belgium has implemented the "alternative infrastructure" provider provision of the Full Competition Directive. The decision-making process regarding the adoption of the full package of liberalization legislation (including licensing regimes for voice telephony and public network infrastructure) is in the final stages and is anticipated to be completed by mid - 1998.] Given the fact that the implementation of the EC Directives is late, the Belgian authorities have made public that they will work during the first months of 1998 with a system of provisional licenses. HER has obtained, through a wholly-owned subsidiary, a license from the Belgian regulatory authority to provide liberalized services using alternative infrastructure and is currently operating under its license in Belgium on the Brussels-Amsterdam route. HER also has authorization to build infrastructure between major Belgian population centers and the relevant border crossings. The liberalization legislation is expected to require all previously licensed operators to apply for new licenses or authorizations. HER expects that, in such event, its existing licenses and authorizations would be renewed in due course, although there can be no assurance that this will be the case.

Germany

    Germany has approved legislation to implement the Full Competition Directive and remove all remaining restrictions on competition from January 1998. HER was granted a license by the German regulatory authorities on July 18, 1997. The license permits HER to operate the portions of the network in Germany connecting Dusseldorf, Frankfurt and Stuttgart; Dusseldorf to the Dutch border; and Stuttgart to the French and Swiss borders. HER expects to extend its license in Germany as appropriate in order to enable it to operate the remaining portions of the network in Germany.

France

    A new regulatory agency, the Autorite de Regulation des Telecommunications ("ART"), was established in France effective January 1, 1997. In 1996, France approved legislation to implement the Full Competition Directive and to remove all remaining restrictions on competition from January 1998. HER applied for an authorization to operate its network in specific regions of France, which was approved on October 22, 1997. In October 1997, HER obtained authorization to operate its network in specific regions of France. Such authorization requires prior notification to and approval of the ART of any substantial changes in the capital of HER or its controlling shareholder. HER has notified the ART of the initial public offering of the Company's common stock and intends to notify the ART of the March 1998 increase to approximately 89% of GTS-Hermes, ownership interest in HER.

Switzerland

    The Swiss Parliament has recently passed a new Telecommunications Law which will enter into force on January 1, 1998. Although Switzerland is not a Member State of the EU, the effect of the law is largely to mirror the EC telecommunications liberalization Directives and therefore from that date existing voice telephony monopoly will be abolished and such services will be fully liberalized. An independent national regulatory authority has previously been established. HER obtained a trial concession on October 30, 1997, in order to roll out its network and to provide its services in advance of the full liberalization coming into effect on January 1, 1998. This concession expired on December 31, 1997. HER has filed an application for a concession for the operation of a telecommunications infrastructure and was granted a provisional concession on March 16, 1998. The provisional concession takes retroactive effect as of January 1, 1998 and HER expects that the Swiss regulatory authority will grant HER a final concession by the end of the third quarter 1998. However, no assurance can be given that such final concession will be granted or granted on terms acceptable to HER.

Italy

    Although in the past Italy has been dilatory in implementing EC liberalization measures, Italy enacted legislation on July 31, 1997 which substantially completes the liberalization of services in accordance with the Full Competition Directive. The Parliament has also approved the creation of an independent national regulatory authority for the telecommunications and audiovisual sectors. The most recent EC liberalization Directives relating to licensing and interconnection has been implemented. HER intends to apply for a license to provide its services in due course.

Spain

    Under the Full Competition Directive Spain was granted the right to request a delay of up to five years in liberalizing fully its telecommunications market. However, the Spanish government and the European Commission have agreed that full liberalization should take place on December 1, 1998. In order to ensure effective liberalization from that date, the Commission Decision granting the eleven month extension sets out a timetable of interim measures leading up to full liberalization. These measures include the passing of legislation authorizing regional cable operators to provide telecommunications services and the adoption of a new General Telecommunications Bill effectively transposing EC Directives into Spanish law. Further RETEVISION, S.A. has been granted a second national operator's license to compete with the national PTO and Spain has agreed to grant a third national operator license in early 1998. HER intends to apply for a license to provide its services in due course.

Sweden

    Full liberalization of the Swedish telecommunications market occurred in 1993. A new Telecommunications Act was passed this year to reinforce the powers of the national regulatory authority, to ensure conformity with EC Directives and to supplement the pre-existing licensing regime with a general authorization regime for services other than telephony services, mobile services and leased lines. HER intends to register to provide its services in due course.

Denmark

    With the liberalization of infrastructure from July 1, 1997 Denmark has fully liberalized its telecommunications markets in accordance with the requirements of the relevant EC Directives. An independent national regulatory authority has been established. According to the Danish rules, HER will not require any regulatory approval in order to install or operate the network in Denmark.

    In addition, to the discussion above, HER intends to file applications in other countries in anticipation of service launch in accordance with the HER network roll-out plan. The terms and conditions of HER's licenses, authorizations or registrations may limit or otherwise affect HER's scope of operations. There can be no assurance that HER will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services it currently provides and plans to provide, that such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or that the licenses, authorizations or registrations required in the future can be obtained by HER. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on HER and the Company.

GTS-MONACO ACCESS

    GTS owns a 50% interest in and manages GTS-Monaco Access, a joint venture with the Principality of Monaco created to develop Monaco's existing international telecommunications infrastructure into an international gateway hub for transport of international traffic to European and overseas destinations. The Principality has constructed and operates a sophisticated international gateway infrastructure that includes an international digital switching center and a satellite earth station to support significant amounts of carriers' carrier traffic. Through Monaco's network, GTS-Monaco Access is linked to approximately 170 countries worldwide. GTS believes that this partnership provides it with the opportunity to build a strong international gateway operator in lucrative Western European markets.

    GTS-Monaco Access offers competitively priced international switching and transit services, primarily to the "wholesale" international gateway and carrier-to-carrier portion of the international calling market, as distinguished from "retail" services offered to end users. Basic service offerings include (i) international switched traffic; (ii) international private lines; (iii) facilities management, including billing, customer management and fault reduction systems; (iv) resale distribution for Internet service providers; and (v) prepaid calling card platform services.

    With the cooperation of Monaco Telecom ("MT"), GTS-Monaco Access is entitled to exercise the privileges of signatories to international treaties such as the ITU, and to international satellite agreements, such as Intelsat, Inmarsat and Eutelsat. Other signatories are generally PTOs and other quasi-governmental telecommunications entities. GTS-Monaco Access purchases capacity on international fiber routes at rates available only to recognized operators which are substantially below the rates charged to other service providers. These fiber-based facilities are an important element for GTS-Monaco Access's core network and provide it with capacity that may be leased or resold to customers. Monaco inaugurated its independent country code, 377, on June 21, 1996, which made it eligible for certain privileges, including special terms (generally reserved for PTOs) in connection with transmission agreements, transit agreements, settlements and low-cost accounting rates with select carriers.

    GTS's partner in GTS-Monaco Access is an investment fund designated by the Principality of Monaco to represent its interests. GTS-Monaco Access functions in cooperation with MT under a commercial agreement governing, among other things, the terms of use of existing facilities, access to and acquisition of new international infrastructure, and sales and marketing. GTS exercises operational control of the joint venture, and provides managerial and financial support, international telecommunications expertise and strategic planning. Neither GTS nor its partner is obligated to fund operations or capital expenditures of GTS-Monaco Access. Losses and profits of GTS-Monaco Access are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and its partner had each made equity contributions of $0.8 million to GTS-Monaco Access. In addition, GTS-Monaco Access had outstanding loans of $2.8 million to GTS as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting." The agreement between GTS-Monaco Access and MT, by its terms, continues in operation until 2020.

BUSINESS AND MARKETING STRATEGY

    GTS's strategy for developing GTS-Monaco Access into an international gateway hub includes the following:

    o Develop Advanced Carrier Services Offerings. GTS-Monaco Access may develop its "advanced carrier services" offerings to include global 0800 services and international free phone services, which GTS believes will broaden customer relationships, enhance revenues and help to protect it from price-based competition.

    o Develop Relationships to Broaden Service Offerings. GTS-Monaco Access may develop relationships to broaden its service offerings. GTS-Monaco Access has entered into agreements with UUNET, one of its gateway customers, to provide wholesale Internet access to GTS-Monaco Access's carrier customers in a number of Western European countries. The agreement allows these services to be "cobranded" with GTS's affiliates.

    o Pricing. Price is a critical factor in the market for international switching as competition increases due to expanding international capacity, advances in technology and falling regulatory barriers. GTS-Monaco Access intends to price its services competitively with the prevailing price for comparable inter-PTO transit and gateway services. GTS-Monaco Access is not bound by legacy systems, infrastructure and personnel levels and can, therefore, manage competitive cost operations.

    o Leverage Non-Aligned Position. Because GTS's Western European activities are not allied with any of the major consortia or large Western European telecommunications companies, and generally focus on carriers' carrier services, GTS-Monaco Access will not compete with its carrier customers in retail markets. This independence should make GTS-Monaco Access an attractive service provider for Western European carriers who may otherwise be reluctant to obtain services from the larger operators of international gateways that are often their competitors in the retail market.

    o Exploit GTS Synergies. GTS-Monaco Access may ally with other GTS companies in Europe and the CIS. GTS-Monaco Access is expected to realize significant reductions in its cost structure through access to low-cost pan-European transmission capacity through alternative infrastructure providers such as HER, Sovintel and C-Datacom International, Inc., GTS's Indian venture, already route international traffic through GTS-Monaco Access's gateway.

CUSTOMERS

Targeted customers for GTS-Monaco Access include:

    o Non-Aligned PTOs. GTS believes that various large American and Western European PTOs that lack adequate international switching and transport facilities of their own may be persuaded to purchase international services from GTS-Monaco Access, rather than from competing PTOs or consortia.

    o Mobile Carriers. GTS believes that some of the non-PTO mobile carriers, which currently provide only a small percentage of Western European mobile telecommunications traffic, may prefer the "independent" international gateway service offerings of GTS-Monaco Access to those of their PTO competitors.

    o Internet Service Providers. Growth in Internet usage creates a significant opportunity for a nonaligned Internet access provider such as GTS-Monaco Access, since many Internet service providers will be in direct competition with PTO-owned services in large European markets.

    o Second Carriers/Resellers. GTS believes that many second carriers will seek to enter new markets quickly without investing in international switching capacity.

    o Established ("Aligned") PTOs. This customer segment will be a niche market for GTS-Monaco Access. As markets are deregulated and carriers become increasingly competitive, traditional friendly correspondent relations may become strained, and opportunities may emerge to leverage GTS's non-aligned status to route traffic between rivals or to displace incumbents for transit relationships.

    o Other GTS Companies. GTS-Monaco Access currently provides gateway services indirectly to Sovintel, CDI and other GTS companies that aggregate traffic or provide international long distance services. It may also provide these services to HER.

    In January 1998, GTS-Monaco Access terminated its relationship with a major traffic partner as a result of which GTS expects that the venture will lose approximately $6 million of revenues in 1998. Although GTS-Monaco Access is putting in place plans to replace such revenues from other sources, no assurance can be provided that such revenues will be replaced in the current fiscal year.

NETWORK

    GTS has enhanced MT's existing technology platform of digital switching, fiber optic transmission, satellite and submarine cable facilities by interconnecting this existing network infrastructure to multiple terrestrial routes covering Europe and to undersea fiber optic cables connecting the GTS-Monaco Access network to Asia and the Americas.

    The network infrastructure of GTS-Monaco Access is complementary with that of HER, with each serving the carriers' carrier market from different perspectives; HER for bandwidth services and GTS-Monaco Access for switched call terminations and other carrier services.

LICENSES AND REGULATORY ISSUES

    Because it operates in coordination with MT, the licensed operator of the Monaco public network, and in indirect partnership with the government, GTS-Monaco Access's telecommunications activities in Monaco require no telecommunications license.

    Because the Principality of Monaco is not an EU member state, GTS-Monaco Access's telecommunications activities in the Principality are not subject to European law. However, GTS-Monaco Access will have to comply with EU regulation to the extent it does business in EU member states. The regulatory requirements established by the EU create general guidelines under which the national agencies of EU member states regulate. Accordingly, local laws and regulations may differ significantly among these jurisdictions, and the interpretation and enforcement of such laws and regulations may vary. Local rules are sometimes based on the informal views of the local ministries which, in some cases, are subject to influence by the local PTOs. In certain of the Company's existing and target markets, there are laws and regulations which affect the number and types of customers which the Company can address. For instance, certain countries may and do require licenses for communication companies to interconnect to the public network to originate traffic.

    In addition, one of the services provided by GTS-Monaco Access is a form of transit service, known in the industry as "re-filing." Re-filing is the practice of routing traffic through a third country in order to take advantage of disparities in settlement rates between different countries, allowing traffic to a potential country to be treated as if it originated in the third country that enjoys lower settlement rates with the destination country, thereby resulting in lower overall costs on an end-to-end basis. Re-filing is prevalent in the industry even though the practice is technically in contravention of ITU regulations. In practice, because of the widespread non-observance of these regulations, such a contravention normally does not give rise to specific legal problems. However, their enforceability essentially depends on the status given to ITU obligations by Member countries' domestic laws. Accordingly, there can be no assurance that GTS-Monaco Access's re-filing services might not be disrupted or be the subject of legal process at some time in the future. In such event, within the EU a defense may be available that the ITU regulations are anti-competitive and contravene the Treaty of Rome, although there can be no certainty that such a defense would succeed.

COMPETITION

    GTS-Monaco Access faces competition from consortia of telecommunications operators, large PTOs and other international telephone operators with advanced network infrastructures, access to large quantities of long-haul capacity and established customer bases. PTOs currently providing large amounts of international traffic have already established direct routes, transit arrangements and correspondent relations and many have excess capacity that they resell in competition with GTS-Monaco Access.

    With the advent of deregulation in the Western European telecommunications markets in 1998, opportunities for the establishment of international gateways will likely develop in Europe and as a result competition in the market for GTS-Monaco Access's services will increase. GTS intends to evaluate additional locations in Europe for the establishment of international hubs based upon prospective costs and the availability of call routing at these locations. GTS plans to locate these prospective points of presence in cities served by HER and to allow the termination of traffic through HER. GTS Monaco Access may benefit from the establishment of these points of presence by incurring reduced transmission expenses.

    While GTS believes that GTS-Monaco Access will be able to compete effectively in certain identified market segments because most of its targeted customers are in new and fast growing markets and have not established long-term relationships with international gateway providers, and because it has equal access to advanced infrastructure and international fiber routes, potential access to low cost transport from HER and an "independent" status that allows it to service a worldwide range of potential customers, GTS intends continually to review the competitiveness of GTS-Monaco Access with respect to its competitors.

CENTRAL EUROPE

    In Central Europe, GTS's objective is to become one of the leading alternative telecommunications providers in the region. GTS currently provides private data communications services to government and commercial customers in Hungary and the Czech Republic. In the Czech Republic, the Company provides outgoing voice services and operates an international gateway and a data services network. In Hungary, GTS operates a VSAT network which GTS believes is the largest VSAT network in Central Europe as measured by number of VSAT sites. The Company has also signed an agreement to provide international data services in Poland, subject to receipt of necessary governmental approvals. GTS's strategy is to expand its service offerings as the regulatory environment permits, leveraging its existing VSAT and international gateway infrastructure where possible and providing a broad range of services to its target markets.

    Hungary

    GTS-Hungary. GTS-Hungary, a 99% owned subsidiary of GTS, is a leading provider of customized data services offering high quality, reliable virtual private network services to customers throughout Hungary and, through other GTS affiliates, other countries in Central Europe. GTS-Hungary provides these services through VSATs installed at customer sites throughout the country and a microwave-based high speed overlay network for points in the Budapest metropolitan area. Along with these data transmission services, GTS-Hungary provides high quality customer service including (i) significant system integration support in the initial implementation of the customers' networks and in on-going expansion and improvements and (ii) a unique maintenance and technical support service, which include "rapid response" service calls and 24-hour hub service operations support, which can be backed by financial guarantees when required.

    As of December 31, 1997, GTS-Hungary's VSAT network consisted of approximately 968 owned and operated VSAT sites which the Company believes makes it the largest VSAT-based network in Central Europe. GTS believes that its choice of VSAT technology as a way of quickly deploying a full range of business services nationwide will allow it to capture key customers and market segments. Such positioning, the Company believes, will enable GTS-Hungary to expand its service offerings as the Central European market matures and as regulatory authorities further privatize and deregulate the telecommunications industry. GTS-Hungary is undertaking a nationwide expansion of its microwave-based Budapest overlay network. The expansion will increase GTS-Hungary's revenue base in the region and provide opportunities to leverage further its other service offerings. There can be no assurance, however, that the expansion will be completed on a timely and commercially feasible basis.

    The Hungarian state lottery is GTS-Hungary's largest customer, accounting for more than 50% of GTS-Hungary's total revenue for the year ended December 31, 1997. GTS-Hungary has also targeted its VSAT network services to business customers in the domestic service industry and other government organizations. Although GTS-Hungary continues to diversify its revenue and customer base, the loss of the Hungarian state lottery as a customer would have a material adverse effect on GTS-Hungary's business.

    GTS-Hungary generally charges its data services customers a flat monthly fee for a fixed amount of usage and usage-based fees for use above the contractual amount. Customers are billed in Hungarian forints (indexed to U.S. dollars) on a monthly basis. Pricing is generally determined for an individual client based upon the size of traffic requirements. In general, GTS-Hungary's strategy is to minimize the initial customer investment in order to lower the barriers to purchase, while committing customers to long-term contracts.

    GTS-Hungary's major competitors include BankNet, Hungaro-DigiTel and MATAV, the Hungarian PTO, each of which operates a network with at least 200 VSAT sites. MATAV offers a broad range of services and has recently targeted the business sector that GTS serves. GTS believes that, while some of its competitors have stronger financial resources, GTS-Hungary remains the leading VSAT service provider in Hungary in terms of number of VSAT sites, the size and quality of its infrastructure and the quality of its service. GTS also believes it has distinguished itself from its competition by its superior customer service.

    Currently, all VSAT licenses in Hungary have been granted under temporary telecommunications regulations. The temporary licenses prohibit connection to public telecommunications networks or other international or domestic data-transmitting systems. In December 1993, GTS received a temporary service permit to provide data-transfer services utilizing a VSAT-based wireless communications system throughout Hungary. In March 1997 the government issued new telecommunications regulations which require all operations with temporary licenses to apply for permanent licenses by the end of April 1997. GTS-Hungary has submitted applications for the conversion of its temporary licenses to permanent ones. While no assurances can be given, GTS expects permanent licenses to be issued in due course. The failure to receive such licenses would have a material adverse effect on the business of GTS-Hungary.

    Neither GTS nor its partner in GTS-Hungary are obligated to fund operations or capital expenditures of GTS-Hungary. Losses and profits of GTS-Hungary are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS had made equity contributions of $12.5 million to GTS-Hungary, GTS' partner has not made any equity contributions as of December 31, 1997. In addition, GTS-Hungary had outstanding loans of $2.8 million to GTS as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting." Further, the joint venture does not have an expiration date.

    EuroHivo. In addition to its network and data services, GTS also provides nationwide paging services primarily to the retail consumer market through its 70% owned joint venture, EuroHivo. GTS has concluded that EuroHivo is not a core business and is currently assessing offers to sell its interests in EuroHivo. In connection with this anticipated divestiture, the Company wrote-off its investment in EuroHivo in the third quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Results of Operations -- Consolidated Ventures."

Czech Republic

    The Czech Companies. The Czech Companies, which consist of two wholly owned subsidiaries of GTS, offer the only alternative international telephony service in the Czech Republic, as well as a full range of private data services, delivered through a combination of a fully digital microwave overlay network and an international satellite gateway in Prague and GTS-Hungary's VSAT network. Through an intercompany arrangement with GTS-Hungary, the Czech Companies provide all of the same VSAT services offered by GTS-Hungary. In addition, the Czech Companies offer high-speed Internet access service and are among the leading Internet access providers in the Czech Republic. The Czech Companies seek to become the second carrier in the Czech Republic and are also targeting opportunities in Slovakia, based upon the historic relationship between the Czech and Slovak markets.

    The Czech Companies network consist of an earth station linked to GTS-Monaco Access and to British Telecom, a series of point-to-point and point-to-multipoint microwave connections providing dedicated access to the buildings served by the Czech Companies and individual VSATs based on, and controlled by, GTS-Hungary's hub in Budapest.

    The Czech Companies target customers include real estate developers, hotels and multinational companies which require international voice or data services or Internet connectivity, where both GTS's own services and the services of GTS partners are sold. The Czech Companies provide outgoing international voice services and high-speed Internet access to large commercial buildings in Prague. As of December 31, 1997, the Czech Companies had concluded agreements with building owners to convert PABXs in 25 buildings in Prague. International voice services are offered at prices similar to those of the Czech PTO. The Czech market for VSAT services is extremely competitive, with prices at approximately 50% of those in Hungary for basic services. The Czech Companies plan to pursue customers who require value-added services which may be offered at higher prices and better margins.

    The Czech Companies are licensed to provide international satellite and domestic private voice and data services. They received their operating licenses in 1994 and 1995 and began offering services in 1995. The licenses grant permission to install and operate up to 150 earth stations and, upon application, an additional 150 earth stations. The licenses currently prohibit the provision of switched voice services and the interconnection to public voice, telex and data networks and telecommunications networks of other providers.

    The Czech Companies are the only alternative international telephony provider licensed in the Czech Republic. As such, their only competitor is SPT Telecom, the Czech PTO. Should SPT decide to compete aggressively with the Czech Companies, it has the ability to discount prices below those which could be easily sustained by the Czech Companies. In data services, Telenor, GITY and Nextel (a subsidiary of SPT Telecom) are the Czech Companies' three major competitors for data services in the Czech Republic. GTS believes that its experience in establishing VSAT services in the region and its emphasis on integrated voice and data services provides the Czech Companies with a competitive advantage. Additionally, GTS's transmission facilities and infrastructure in Hungary and Monaco provide them with a relatively low cost infrastructure and, as a consequence, greater pricing flexibility than their competitors. With respect to Internet services, GTS believes that, although this market consists of a large number of small providers and that SPT Telecom will seek to enter this market, the dedicated, high-speed infrastructure that the Czech Companies are installing will provide superior services to its customers.

ASIA

    Chinese law generally prohibits foreign investment or participation in the operation of telecommunications services, while Indian law requires foreign telecommunications operators to conduct certain telecommunications businesses, including basic switched telephony and cellular services, through joint ventures that are at least 51% owned by Indian partners. GTS believes that these restrictive regulations will eventually be liberalized and that its early entry into these markets and its strong relationships with influential commercial firms and with local, regional and national-level government entities will provide it with a strong competitive advantage over competitors that await more explicit regulatory regimes authorizing direct telecommunications investments.

China

    GTS participates in the nationwide tourist industry VSAT network through GTS China Investments LLC, a company in which GTS holds a 75% interest and an affiliate of a shareholder of the Company owns a 25% interest. See "Certain Related Party Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting. GTS China Investments LLC holds an indirect 63% interest in Beijing Tianmu Satellite Communications Technology Co. Ltd. ("Beijing Tianmu"), which provides technical, operational and financial support for the VSAT network. In addition, through Shanghai V-Tech Telecommunications Systems Co., Ltd. ("V-Tech"), a venture in which GTS holds a 75% interest, the Company provides financing, operational consulting, technical and engineering services to a Shanghai-based VSAT network operator.

    With respect to V-Tech, in addition to the Company's initial equity contribution of $3.75 million, GTS committed to fund up to an additional $3.0 million (all of which has been funded by the end of the third quarter of 1997). The joint venture expires in April 2015, and profits and losses are allocated according to ownership interests in consideration of funds at risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting." GTS currently is evaluating adding additional partners to V-Tech which may reduce GTS's ownership interest in V-Tech.

    With respect to Beijing Tianmu, in addition to the Company's initial equity contribution of $8.75 million, GTS is responsible for arranging additional financing of up to $14.4 million, subject to the approval of the venture's Board of Directors, the majority of members of which are elected by GTS. The joint venture expires in March 2021, and profits and losses are allocated according to ownership interests, in consideration of funds at risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting."

India

    In India, GTS is following the strategy it implemented in Moscow and is currently pursuing in Central Europe, in which it initially penetrates the telecommunications market by developing satellite-based international gateway networks to provide telecommunications services to targeted business customers. GTS's operations in India are conducted through C-Datacom International, Inc. ("CDI"), a wholly owned subsidiary which provides digital international private line communications to and from India for multiple applications, including data and voice. While not permitted to provide telephony services, CDI is currently in the process of installing an international gateway switch adjacent to GTS-Monaco Access's international gateway for the purpose of handling international traffic.

EMPLOYEES

    On December 31, 1997, GTS and its consolidated subsidiaries employed a total of 387 persons. On December 31, 1997, the joint ventures in which GTS participates employed approximately 1,195 persons. The Company believes its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are good.

    Although GTS's employees are not unionized, unions represent employees of the Company's railroad partners in HER. Under the agreements contemplated between HER and its railroad partners, some of these employees will be required to construct and maintain certain portions of the HER network. There can be no assurances that unionized employees of HER's partners will not experience labor unrest.

CERTAIN CONSIDERATIONS GENERALLY APPLICABLE TO THE COMPANY'S OPERATIONS

Managing Rapid Growth

    As a result of the Company's past and expected continued growth and expansion, significant demands have been placed on the Company's management, operational and financial resources and on its systems and controls. The Company continues to construct segments of the HER network, expand its operations within Russia and the CIS and expand into additional geographic and service markets when business and regulatory conditions warrant. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, purchase and utilize additional telecommunications facilities and expand, train and manage its employee base. Inaccuracies in the Company's forecasts of market demand could result in insufficient or excessive telecommunications facilities and disproportionate fixed expenses for certain of its operations. There can be no assurance that the Company will be able to construct and operate the entire HER network as currently planned, expand with the markets in which its ventures are currently operating or expand into additional markets at the rate presently planned by the Company, or that any existing regulatory barriers to such expansion will be reduced or eliminated. As the Company proceeds with its development and expansion, there will be additional demands on the Company's customer support, sales and marketing and administrative resources and network infrastructure. There can be no assurance that the operating and financial control systems and infrastructure of the Company and its ventures will be adequate to maintain and effectively manage future growth. The failure to continue to upgrade the administrative, operating and financial control systems or the emergence of unexpected expansion difficulties could materially and adversely affect the Company's business, results of operations and financial condition.

Risks Relating to Emerging Markets

    Substantially all of the Company's revenue is derived from operations in emerging markets, where the Company's businesses are subject to numerous risks and uncertainties, including political, economic and legal risks, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity, and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the Company's business, results of operations and financial condition.

    The political systems of many of the emerging market countries in which the Company operates or plans to operate are slowly emerging from a legacy of totalitarian rule. Political conflict and, in some cases, civil unrest and ethnic strife may continue in some of these countries for a period of time. Many of the economies of these countries are weak, volatile and reliant on substantial foreign assistance. Expropriation of private businesses in such jurisdictions remains a possibility, whether by an outright taking or by confiscatory tax or other policies. There can be no assurance that GTS's operations will not be materially and adversely affected by such factors or by actions to expropriate or seize its operations. The success of free market reforms undertaken in certain of the emerging market countries in which the Company operates is also uncertain, and further economic instability may occur. These factors may reduce and delay business activity, economic development and foreign investment.

    Legal systems in emerging market countries frequently have little or no experience with commercial transactions between private parties. The extent to which contractual and other obligations will be honored and enforced in emerging market countries is largely unknown. Accordingly, there can be no assurance that difficulties in protecting and enforcing rights in emerging market countries will not have a material adverse effect upon GTS and its operations. Additionally, the Company's businesses operate in uncertain regulatory environments. The laws and regulations applicable to GTS's activities in emerging market countries are in general new and subject to change and, in some cases, incomplete. There can be no assurance that local laws and regulations will become stable in the future, or that changes thereto will not materially adversely affect the operations of GTS. Additionally, telecommunications regulations in the more developed Western European markets in which GTS participates are currently undergoing changes initiated by the Commission of the European Union.

Adequacy of Management, Legal and Financial Controls in Emerging Markets

    Many of the emerging market countries in which the Company operates, particularly in Russia and the CIS where the Company has to date derived most of its revenues, are deficient in management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. The Company historically has had difficulty in hiring and retaining a sufficient number of qualified employees to work in these markets. As a result of these factors, the Company has experienced difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

    The Company has a policy worldwide of complying with all applicable laws and seeks to ensure that all persons in its employ comprehend and comply with such laws. The application of the laws of any particular country, however, is not always clear, particularly in emerging market countries where commercial practices differ significantly from practices in the United States and other Western countries and the legal and regulatory frameworks are less developed. In addition, some practices, such as the payment of fees for the purpose of obtaining expedited customs clearance and other commercial benefits, that may be common methods of doing business in these markets might be unlawful under the laws of the United States. As a result of the difficulty the Company historically has experienced in emerging markets in instituting business practices that meet Western reporting and control standards, it historically has been unable to ascertain whether certain practices by its ventures, which were not in accordance with Company policy, were in compliance with applicable U.S. and foreign laws. If it were to be determined that the Company or any of its ventures were involved in unlawful practices and were the factual and legal issues relating thereto to be resolved adversely, the Company or its ventures could be exposed, among other things, to significant fines, risk of prosecution and loss of its licenses.

    In light of these circumstances, in the second half of 1996 the Company increased its efforts to improve its management and financial controls and business practices. The Company recruited a more experienced financial and legal team, including a new Chief Financial Officer of the Company, a senior finance officer overseeing all of the regions in which the Company operates, a senior finance officer for the CIS region, and a senior legal officer for the CIS region. The Company also established a Treasury group and adopted a more rigorous Foreign Corrupt Practices Act ("FCPA") compliance program. The Company has developed and implemented a training program for employees regarding U.S. legal and foreign local law compliance. The Company also appointed a Compliance Officer responsible for monitoring compliance with such laws and training Company personnel around the world. In connection with these developments, the Company expanded its corporate business practices policy to include, in addition to compliance with U.S. laws such as the FCPA, compliance with applicable local laws such as the conflict of interest rules under the 1996 Russian Joint Stock Company Law, currency regulations and applicable tax laws.

    In early 1997, the Company retained special outside counsel to conduct a thorough review of certain business practices of the Company in the emerging markets in which the Company operates in order to determine whether deficiencies existed that needed to be remedied. As a result of this review, the Company replaced certain senior employees in Russia and instituted additional and more stringent management and financial controls. As a result of the review, the Company has not identified any violations of law that management believes would have a material adverse effect on the Company's financial condition. There can be no assurances, however, that if the Company or any of its ventures were found by government authorities to have committed violations of law that, depending on the penalties assessed and the timing of any unfavorable resolution, the Company's future results of operations and cash flows would not be materially adversely affected in a particular period.

    Although the Company believes that this review was properly conducted and was sufficient in scope, there can be no assurance that all potential deficiencies have been identified or that the control procedures and compliance programs initiated by the Company will be effective. If the Company or any of its ventures are ever found to have committed violations of law, depending on the penalties assessed and the timing of any unfavorable resolution, the Company's future results of operations and cash flows could be materially adversely affected in a particular period. Management believes, however, that the actions taken during the past twelve months to strengthen the Company's management, financial controls and legal compliance, coupled with the implementation of the recommendations from the review and the oversight provided through the Audit Committee of the Board of Directors of the Company to ensure compliance, will be adequate to address the recurrence of any past possible deficiencies.

Dependence on Certain Local Parties; Absence of Control

    Many GTS operations including Sovintel, TeleRoss and GTS Cellular have been developed in cooperation or partnership with key local parties, such as regional PTOs. The Company is substantially dependent on its local partners to provide marketing expertise and knowledge of the local regulatory environment in order to facilitate the acquisition of necessary licenses and permits. Any failure by the Company to form or maintain alliances with local partners, or the preemption or disruption of such alliances by the Company's competitors or otherwise, could adversely affect the Company's ability to penetrate and compete successfully in the emerging markets it operates in or enters. In addition, in the uncertain legal environments in which GTS operates, certain GTS businesses may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate, their agreements or other understandings with GTS.

    While the Company may have the right to nominate key employees, direct the operations and determine the strategies of such joint ventures, under the terms of their respective constituent documents, the Company's partners in some of the ventures have the ability to frustrate the exercise of such rights. Significant actions by most of GTS's ventures, such as approving budgets and business plans, declaring and paying dividends, and entering into significant corporate transactions effectively require the approval of GTS's local partners. Further, the Company would be unlikely as a practical matter to want to take significant initiatives without the approval of its joint venture partners. Accordingly, the absence of unilateral control by the Company over the operations of its joint ventures could have a material adverse effect on the Company.

    In addition, the Company and its venture partners frequently compete in the same markets. For example, Rostelecom, GTS's partner in Sovintel, is the dominant international and domestic long distance carrier in Russia. In addition, many of the regional telephone companies partnered with GTS in the TeleRoss Ventures offer cellular services in direct competition with certain of the operations of GTS Cellular. Such competition with its partners may lead to conflicts of interest for GTS and its partners in the operations of their ventures. There can be no assurance that any such conflicts will be resolved in favor of GTS. In addition, the combination under Svyazinvest of the Russian government's majority interest in Rostelecom and 85 of the regional telephone companies gives Svyazinvest a majority interest in entities that provide international and domestic long distance and local telecommunications services throughout Russia and may expose the Company to more coordinated competition from its partners in the Russian telecommunications market.

Government Regulation

    As a multinational telecommunications company, GTS through its ventures is subject to varying degrees of regulation in each of the jurisdictions in which its ventures provide services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which the Company and its ventures operate. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that regulators or third parties will not raise material issues with regard to the Company's or its ventures' compliance or noncompliance with applicable regulations or that any changes in applicable laws or regulations will not have a material adverse effect on the Company or any of its ventures.

    Many of GTS's ventures require telecommunications licenses, most of which have been granted for periods of three to ten years. The terms and conditions of these licenses may limit or otherwise affect the ventures' scope of operations. The Company has had favorable experience obtaining, maintaining and renewing licenses in the past. However, there can be no assurance that it will be able to obtain, maintain or renew licenses to provide the services it currently provides and plans to provide, that such licenses will be issued or renewed on terms or with fees that are commercially viable, or that licenses required by future ventures can be obtained by the Company or its partners. The loss of or a substantial limitation upon the terms of these telecommunications licenses could have a material adverse effect on the Company. See each section under "Business" entitled "Licenses and Regulatory Issues."

    A substantial portion of HER's strategy is based upon the timely implementation of regulatory liberalization of EU telecommunications market on January 1, 1998 under existing European Community ("EC") directives. Although EU member states have a legal obligation to liberalize their markets in accordance with their requirements, certain more detailed aspects of the EU regulatory framework to apply in the liberalized environment after January 1, 1998 still remain to be adopted. In addition, Ireland, Portugal, Spain, Luxembourg and Greece have been granted extensions from the January 1, 1998 deadline. There can be no assurance that each EU member state will proceed with the expected liberalization on schedule, or at all, or that the trend toward liberalization will not be stopped or reversed in any of the countries. Accordingly, HER faces the risk that it will establish the HER network and make capital expenditures in a given country in anticipation of regulatory liberalization which does not subsequently occur.

    In order to give effect to EC directives in each member state, national governments must pass legislation liberalizing their respective markets. This applies not only to the liberalization requirements set out in existing EC directives, but also to requirements set out in directives which have yet to be adopted. The implementation of EC directives in the telecommunications sector has been inconsistent or ambiguous in some EU member states. Such implementation could limit, constrain or otherwise adversely affect HER's ability to provide certain services. Furthermore, national governments may not necessarily pass legislation implementing an EC directive in the form required, or at all, or may pass such legislation only after a significant delay. Even if a national legislature enacts appropriate regulation within the time frame established by the EU, there may be significant resistance to the implementation of such legislation from PTOs, regulators, trade unions and other sources. Further, HER's provision of services in Europe may be materially adversely affected if any EU member state imposes greater restrictions on non-EU international services than on international services within the EU. These and other potential obstacles to liberalization could have a material adverse effect on HER's operations by preventing HER from establishing its network as currently intended, as well as a material adverse effect on the Company.

Competition

    GTS faces significant competition in all of its existing telecommunications businesses and for the types of acquisition and development opportunities it seeks in both emerging and Western European markets. GTS's competition in these markets includes national PTOs, multinational telecommunications carriers, other telecommunications developers and certain niche telecommunications providers. In addition, certain of the Company's joint venture partners, including Rostelecom and the regional telephone companies in Russia, certain of HER's rail-based shareholders and other entities in the emerging markets in which the Company operates, are also competitors of the Company. As a result of the recent combination under Svyazinvest of the government's majority interest in Rostelecom and 85 of the regional telephone companies, the Company may in the future be subject to more coordinated competition from its partners in the Russian telecommunications market. Although the Company believes it has a favorable and cooperative relationship with its joint venture partners, there can be no assurance that these partners will continue to cooperate with the Company in the future or that they will not increase competitive pressures on the Company. Any measures taken by the partners that reduce the level of cooperation with the Company could jeopardize the Company's ability to participate in the management and operation of its joint ventures and could have a material adverse effect on the Company.

    HER also competes with respect to its "point-to-point" transborder service offering against circuits currently provided by PTOs through International Private Leased Circuits. In addition, the liberalization of the European telecommunications market is likely to attract additional entrants to both the "point-to-point" and other telecommunications markets. There can be no assurance that HER will compete effectively against its current or future competitors. See also "---Western Europe - HER - Competition" for a discussion of the plans of WorldCom, Viatel and Esprit to build fiber optic networks in Western Europe.

    Many of the Company's competitors have technical, financial, marketing and other resources substantially greater than those of GTS. There can be no assurance that the Company will be able to overcome successfully the competitive pressures to which it is subject, both in the markets in which it currently operates and in markets into which it might expand. See each section under "Business" entitled "Competition." In addition, many of the Company's current and potential competitors are not subject to, or constrained by the prohibitions of, the FCPA, including the prohibition against making payments to government officials in order to obtain commercial benefits. The Company is subject to and seeks to comply with the limitations and prohibitions of such law, and accordingly may be subject to competitive disadvantages to the extent that its competitors are able to secure business, licenses or other preferential treatment through the making of such payments. Accordingly, there can be no assurances that the Company will be able to compete effectively against companies free from such limitations in the emerging markets where such commercial practices are commonplace. See "-- Adequacy of Management, Legal and Financial Controls in Emerging Markets."

Currency and Exchange Risks

    All of GTS's operations are conducted outside the United States. A substantial portion of the Company's anticipated revenues (as well as the majority of its operating expenses) will be in foreign currency. As a result, the Company will be subject to significant foreign exchange risks. In particular, GTS's ventures in countries whose currencies are considered "soft currencies" subject the Company to the risk that it will accumulate currencies which may not be readily convertible into hard currency and which may be subject to significant limitations on repatriation. The Company does not enter into hedging transactions to limit its foreign currency risk exposure, although the Company may implement such practices in the future. There can be no assurance that GTS's operations will not be adversely affected by such factors. In addition, these factors may limit the ability of the Company to reinvest earnings from ventures in one country to fund the capital requirements of ventures in other countries.

Dependence on Effective Information Systems

    To complete its billing, the Company must record and process massive amounts of data quickly and accurately. While the Company believes its ventures' management information systems are currently adequate, certain of such systems will have to grow as the ventures' businesses expand. The Company believes that the successful expansion of its information systems and administrative support will be important to its continued growth, its ability to monitor and control costs, to bill customers accurately and in a timely fashion and to achieve operating efficiencies. There can be no assurance that the Company will not encounter delays or cost-overruns or suffer adverse consequences in implementing these systems. Any such delay or other malfunction of the Company's management information systems could have a material adverse effect on the Company's business, financial condition and results of operations.

Technology

    The telecommunications industry is subject to rapid and significant changes in technology and such technological advances may reduce the relative effectiveness of existing technology and equipment. The Company obtains telecommunications equipment from a number of vendors, upon whom it is dependent for the adaptation of such equipment to meet varying local telecommunications standards. The cost of implementation of emerging and future technologies could be significant. There can be no assurance that the Company will maintain competitive services or that the Company will obtain appropriate new technology on a timely basis or on satisfactory terms. Any failure by the Company to maintain competitive services or obtain new technologies could have a material adverse effect on the Company's business, financial condition and results of operations.

    Development and operation of the HER network are also subject to certain technological risks. The network has been designed to utilize SDH technology. While SDH represents an advanced, new transmission technology, HER's ability to upgrade technology from this platform may be important in establishing and/or maintaining a cost advantage over competitive carriers. There can be no assurance that the HER network will achieve the technical specifications for which it was designed or that HER will be able to upgrade the network as technological improvements in telecommunications equipment are introduced. Failure to achieve current specifications for, or future upgrades of, the network may materially and adversely affect the viability of the HER network and could have a material adverse effect on the business and prospects of GTS.

Difficulty in Obtaining Reliable Market Information

    The Company operates in markets in which it is difficult to obtain reliable market information. The Company's business planning has been based on certain assumptions concerning subscriber base, usage levels, pricing and operating expenses based on the Company's experience and the Company's own investigation of market conditions in the emerging market countries in which it operates. No assurances can be given as to the accuracy of such assumptions, and such assumptions may not be indicative of the actual performance of the Company's operations.

Enforceability of Judgments

    Substantially all of the assets of the Company (including all of the assets of the Company's operating ventures) are located outside the United States. As a result, it will be necessary for investors to comply with foreign laws in order to enforce judgments obtained in a United States court (including those with respect to federal securities law claims) against the assets of the operating ventures, including foreclosure upon such assets, and there can be no assurance that any U.S. judgments would be enforced under any such foreign laws.

GLOSSARY OF TELECOMMUNICATIONS INDUSTRY TERMS

    Accounting Rate Mechanism (ARM) -- The current system of bilateral settlement agreements between PTOs under which tariffs for cross-border pan-European-switched voice traffic are determined.

    Add-drop multiplexer (ADM) -- A multiplexer which controls cross connect between individual circuits by software, permitting dynamic cross connect of individual 64 kbps circuits within an E-1 line.

    AMPS -- Advanced Mobile Phone System; the cellular mobile telephone system based on analog technology that is now used in U.S. systems. Each AMPS cell can handle 832 simultaneous conversations.

    Asynchronous Transfer Mode (ATM) -- A switching and transmission technology that is one of general class of packet technologies that relay traffic by way of an address contained within the first five bits of a switching and transmission of mixed voice, data, and video at varying rates. The ATM format can be used by many different information systems, including LANs.

    Bps -- Bits per second; the basic measuring unit of speed in a digital transmission system; the number of bits that a transmission facility can convey between a sending location and a receiving location in one second.

    Backbone -- The through-portions of a transmission network, as opposed to spurs which branch off the through-portions.

    Bandwidth -- The information-carrying capability of a transmission medium is measured by its bandwidth, which is the relative range of frequencies that can be passed without distortion by such medium. Bandwidth is measured in Hertz, but may also be expressed as the number of bits that can be transmitted per second.

    Capacity -- Refers to transmission.

    Carrier -- A provider of communications transmission services by fiber, wire, or radio.

    CCIT -- International Telegraph and Telephone Consultative Committee.

    Closed User Group -- A group of customers with some affiliation with one another and which are treated for regulatory purposes as not being the public.

    Competitive Local Telecommunications Provider -- A company that provides its customers with an alternative to the local telephone company for local transport of private line, special access and transport of switched access telecommunications services. Competitive Local Telecommunications Providers are also referred to in the industry as alternative local telecommunications service providers (ALTS), Competitive Access Providers (CAPs) and Competitive Local Exchange Carriers (CLECs).

    Dark Fiber -- Fiber that lacks the requisite electronic and optronic equipment necessary to use the fiber for transmission.

    Dedicated -- Refers to telecommunications lines dedicated to or reserved for use by particular customers along predetermined routes (in contrast to telecommunications lines within the local telephone company's public switched network).

    Digital -- Describes a method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.

    E1 -- Data transmission rate of approximately 2 Mbps.

    E3 -- Data transmission rate of approximately 34 Mbps.

    Electrosviaz -- regional telephone company.

    Enhanced Network Services -- Telecommunications services providing digital connectivity, primarily for data applications, via frame relay, ATM, or digital interexchange private line facilities. Enhanced network services also include applications on such networks, including Internet access and other Internet services.

    ERMES -- A standard for a pan-European radio message system sponsored by the EC.

    Eutelsat -- European Telecommunications Satellite Organization; an international satellite organization in which members of the European Union hold an 88% combined investment.

    Frame Relay -- A wide area transport technology that organizes data into units called frames instead of providing fixed bandwidth as with private lines. A high-speed, data-packet switching service used to transmit data between computers. Frame Relay supports data units of variable lengths at access speeds ranging from 56 kilobits per second to 1.5 megabits per second. This service is well-suited for connecting local area networks, but is not presently well-suited for voice and video applications due to the variable delays which can occur. Frame Relay was designed to operate at high speeds on modern fiber optic networks.

    Gbps -- Gigabits per second, which is a measurement of speed for digital signal transmission expressed in billions of bits per second.

    Gateway -- A network element interconnecting two otherwise incompatible networks, network nodes, subnetworks or devices; performs a protocol conversion operation across a wide spectrum of communications functions.

    GSM -- Global System for Mobile Communications, formerly known as Groupe Speciale Mobile. GSM began as a pan-European standard for digital cellular systems. The name was changed to reflect the fact that the standard has been adopted by several countries in Asia.

    Hertz -- The unit for measuring the frequency with which an electromagnetic signal cycles through the zero-value state between lowest and highest states. One Hz (Hertz) equals one cycle per second. kHz (kilohertz) stands for thousands of Hertz; MHz (megahertz) stands for millions of Hertz.

    Inmarsat -- The International Maritime Satellite service, which provides mobile communications to ships at sea, aircraft in flight and vehicles on the road.

    Intelsat -- International Telecommunications Satellite Organization; a worldwide consortium of national satellite communications organizations.

    Interconnect -- Connection of a telecommunications device of service to the PSTN.

    Interconnection -- Connection of a piece of telephone equipment to the telephone network, or a data terminal to a data communications network. Also refers to the connection of one communications network to another so that users of one network can communicate with users of another network.

    International Simple Resale -- Refers to the wholesale purchase of IPLCs from facilities-based carriers and the reselling of such capacity to customers for switched telephone service.

    IPLC -- International Private Leased Circuits.

    ISDN (Integrated Services Digital Network) -- ISDN is an internationally agreed standard which, through special equipment, allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line. ISDN permits video conferencing over a single line, for example, and also supports a multitude of value-added switched service applications. ISDN's combined voice and data networking capabilities reduce costs for end users and result in more efficient use of available facilities. ISDN combines standards for highly flexible customer to network signaling with both voice and data within a common facility.

    ITU -- International Telecommunications Union; a United Nations treaty organization whose purpose is to accredit international telecommunications standards. ITU signatories can turn ITU-approved standards into law through international treaties such as the treaties governing use of the radio spectrum for international satellite telecommunications and broadcasting.

    Kbps -- Kilobits per second, which is a measurement of speed for digital signal transmission expressed in thousands of bits per second.

    Local Area Network (LAN) -- The interconnection of computers for the purpose of sharing files, programs and peripheral devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs. LANs are generally confined to a single customer's premises and may be extended or interconnected to other locations through the use of bridges and routers.

    Local Loop -- The local loop is that portion of the local telephone network that connects the customer's premises to the local exchange provider's central office or switching center. This includes all the facilities starting from the customer premise interface which connects to the inside wiring and equipment at the customer premise to a terminating point within the switching wire center.

    Mbps -- Megabits per second, which is a measurement of speed for digital signal transmission expressed in millions of bits per second.

    MGTS -- Moscow city telephone network.

    Multiplexing -- The use of some means to inter-leave narrow-band or slow-speed data from multiple sources in order to make use of a wide-band or high-speed channel.

    NMT -- Acronym for Nordic Mobile Telephone System, a cellular standard widely used in Northern Europe.

    Nodes -- Locations within the network housing electronic equipment and/or switches which serve as intermediate connection points to send and receive transmission signals.

    PBX/PABX (private branch exchange/private automatic branch exchange) -- A customer operated switch on customer premises, typically used by large businesses with multiple telephone lines.

    Plesiochronous Digital Hierarchy (PDH) -- A method of controlling the timing between transmission and switching systems that is not synchronized but rather relies on highly accurate clocks to minimize the slip rates between switching nodes.

    POCSAG (Postal Office Code Standard Advisory Group) -- A lower-cost paging technology which can be transmitted on ERMES frequency.

    Points of Presence (POPs) -- Locations where a carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that carrier.

    PSTN -- Public switched telecommunications network.

    PTT/PTO -- Postal, Telegraph and Telephone agency/Public Telephony Operators; a government authority or agency that operates the public telecommunications network, and sets standards and policies. PTTs/PTOs are agencies in charge of telecommunications services in many countries, under direct supervision of the national government.

    Redundant Electronics -- Describes a telecommunications facility using two separate electronic devices to transmit the telecommunications signal so that if one device malfunctions, the signal may continue without interruption.

    Regeneration/amplifier -- Devices which automatically re-transmit or boost signals on an out-bound circuit.

    Route Kilometers -- The number of kilometers along which fiber optic cables are installed.

    Route Mile -- The number of miles along which fiber optic cables are installed.

    SDH -- Synchronous Digital Hierarchy; the international standard for ultra-high-speed broadband fiber-optic, digital transmission networks that use equipment from many different manufacturers and carry a variety of services. The basic communications channel of SDH is a 155.52 Mbps transmission channel that is multiplexed upward.

    STM-1 -- Data transmission rate of approximately 155 Mbps.

    STM-4 -- Data transmission rate of approximately 622 Mbps.

    STM-16 -- Data transmission of approximately 2,488 Mbps.

    STM-64 -- Data transmission rate of approximately 9,952 Mbps.

    Switch -- A mechanical or electronic device that opens or closes circuits or selects the paths or circuits to be used for the transmission of information. Switching is a process of linking different circuits to create a temporary transmission path between users.

    Synchronous Digital Hierarchy (SDH) -- SDH is a set of standards for optical communications transmission systems that define optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SDH facilitates the interoperability of dissimilar vendors' equipment and benefits customers by minimizing the equipment necessary for telecommunications applications. SDH also improves the reliability of the local loop connecting customers' premises to the local exchange provider, historically one of the weakest links in the service delivery.

    TCP/IP -- Transmission Control Protocol/Internet Protocol; an "open" standard operating and interface protocol for federal government local area networks that use devices from multiple vendors. TCP/IP, first developed by the U.S. Defense Department, has been adopted by some academic and business institutions who deal regularly with the federal government.

    Trunk -- A telephone circuit with a switch at both ends. A trunk may connect two central office switches, or two PBXs, or a PBX and a central office switch.

    VSAT -- Very Small Aperture Terminal; a satellite communications technology that employs frequencies in the Ku band or C band and very small receiving dishes. VSAT systems employ satellite transponders; the receiving dishes may be leased or owned by the VSAT user.

    Wavelength Division Multiplexing (WDM) -- A multiplexing technique allowing multiple different signals to be carried simultaneously on a fiber by allocating resources according to frequency on non-overlapping frequency bands.

    X.25 -- A CCITT standard governing the interface between data terminals and data circuit termination equipment for terminals on packet-switched data networks.

ITEM 2.           PROPERTIES

    The Company leases, under long-term leases, office space to serve as sales office and/or administrative facilities, including its 15,000 square-foot headquarters in McLean, Virginia with a five year lease expiring December, 2000. The Company maintains regional headquarters offices in Moscow and Budapest, as well as facilities in London. HER is headquartered just outside of Brussels, Belgium.

    HER leases, under long-term leases, portions of railroad, utility and other rights-of-way for its fiber-optic routes. HER is creating a fiber optic network consisting of optical fiber pairs, which are leased under long-term leases, and technical sites leased under long-term leases. See "Business -Western Europe - HER."

ITEM 3.           LEGAL PROCEEDINGS

    In addition to routine legal proceedings incidental to the conduct of its business, the Company, GTS-Hungaro and GTS-Hungary are named as defendants in an action captioned USH Ventures and USH Telecom, L.L.C. v. Global TeleSystems Group, Inc. and GTS-Hungaro, Inc., Civil Action No. 97C-08-86, commenced in August 1997, which is currently pending in the Superior Court of the State of Delaware in and for New Castle County. The complaint alleges breach of contract and interference with a business relationship. While it is not possible at this time to make a meaningful assessment of the outcome of this litigation, based upon information currently available and upon consultation with counsel, the Company does not believe that the outcome of this litigation will have a material adverse effect upon the financial condition of the Company.

    On March 27, 1998, V-Tech brought a claim for approximately $1.1 million against Gilat Satellite Networks, Ltd. ("Gilat"), the vendor of a Ku-band VSAT hub and system which V-Tech purchased in 1996, in an arbitration proceeding under the Rules of Arbitration of the ICC International Court of Arbitration. V-Tech has demanded in the request for arbitration that Gilat accept return of the equipment, which V-Tech has not accepted or commissioned because it has failed to meet contract specifications, and refund purchase amounts already paid under the contract, plus other sums. Gilat has previously asserted that the equipment meets specifications and demanded that V-Tech pay the balance due under the contract, approximately $400,000. It is not possible at this time to make an assessment of the outcome of the arbitration proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1997 and first quarter of 1998, the Company, in lieu of calling stockholders meetings, solicited written consents from its common stockholders with respect to the following three proposed actions:

1) The Company solicited written consents from its common stockholders of record on November 14, 1997, regarding a proposal to amend the Company's Certificate of Incorporation, as amended (the "Charter"), to:

    a) change the par value per share of the Company's common stock from $0.0001 to $0.10;

    b)   effect a 3-for-2 split of the Company's common stock; and

    c) increase the authorized common stock from 60 million to 135 million shares.

    As of December 1, 1997, holders representing 17,847,036 shares of the Company's common stock, or 71% of the outstanding shares of common stock, submitted written consents approving such proposed amendment of the Charter. The Company did not receive any responses "against," or abstentions with respect to, the proposed amendment.

2) The Company solicited written consents from its common stockholders of record on December 10, 1997 regarding a proposal to amend its Charter to:

    a) classify its Board of Directors into three classes and stagger the election of each such class for three-year terms commencing at the annual stockholders meetings to be held in 1998, 1999 and 2000;

    b)   eliminate the ability of the stockholders to act by written consent;
         and

    c) provide that the provisions of the charter set forth in (a) and (b) above can be amended only by an affirmative vote of 75% of the shares present and eligible to vote (the "Locking Provision").

    As of January 29, 1998, holders representing 20,627,807 shares of the Company's common stock, or 55% of the outstanding shares of common stock, submitted written consents approving such proposed amendments of the Charter. The Company received 2,014,287 votes, or 5% of the outstanding common stock, against the proposed amendment. The Company did not receive any abstentions with respect to the proposed amendment.

2) The Company solicited written consents from its common stockholders of record on January 12, 1998 regarding a proposal to amend the Charter to require an affirmative vote of 75% of the shares present and eligible to vote to amend the Locking Provision. As of January 29, 1998 holders representing 23,595,352 shares of the Company's common stock, or 63% of the outstanding shares of common stock, submitted written consents approving such proposed amendment of the Charter. The Company did not receive any responses "against," or abstentions with respect to, the proposed amendment.

                                     PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

    The listing of the Company's common stock on the NASDAQ National Market commenced on February 5, 1997. The high and low sale prices of the Company's common stock as reported by the NASDAQ National Market from February 5, 1998 through February 27, 1998 were:

               High $38.75;      Low $25

As of February 27, 1997, the Company's common stock was held by 179 holders of record.

    The Company has not paid any dividend on its common stock and does not intend to pay dividends in the foreseeable future. In addition, the indenture governing the Company's 9-7/8% Senior Notes due 2005 contains restrictions on the making of restricted payments (in the form of the declaration or payment of certain dividends or distributions, the purchase, redemption or other acquisition of any capital stock of the Company, the voluntary prepayment of pari passu or subordinated indebtedness and the making of certain investments, loans and advances) unless no Default or Event of Default (each, as defined in such indenture) exists, its leverage ratio does not exceed 6.0 to 1.0 and such restricted payments do not exceed the Basket (as defined in such indenture). Moreover, GTS is a holding company which has no significant business operations or assets other than its interests in joint ventures and its subsidiaries. Accordingly, GTS must rely entirely upon distributions from the joint ventures and its subsidiaries and investments to generate the funds necessary to pay any dividends. The joint ventures and the Company's subsidiaries are separate and distinct legal entities which have no obligation, contingent or otherwise, to pay any amount to the Company, whether by dividends, loans or other payments, except for payments under certain intercompany indebtedness. See "Business." In addition, should the Company receive dividends or other distributions from its joint ventures, subsidiaries or investments, the ability of the Company to repatriate such profits and capital is dependent upon the provisions of the applicable foreign investment and exchange laws and availability of foreign exchange in sufficient quantities in those countries. The amount of such dividends and other distributions from these entities will be affected by the current tax systems in these jurisdictions, primarily the provisions relating to corporate profits and withholding taxes. Furthermore, because consent is required of the venture partners in some of the Company's joint ventures for distributions from such joint ventures, the Company's ability to receive dividends and other distributions is to some degree dependent on cooperation from its joint venture partners. Thus, there can be no assurance that the Company will be able to realize benefits from its joint ventures, subsidiaries and investments through the receipt of dividends or other distributions at such times and amounts it desires. In addition, the Company and certain operating subsidiaries of the Company may enter into future financings, the terms of which may include dividend restrictions.

    The foregoing reflects a 3-for-2 common stock split and an increase in the par value per share of common stock to $0.10 effective December 1, 1997.

    During the year ended December 31, 1997 the Company issued securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows:

    On July 14, 1997 and July 31, 1997, the Company issued an aggregate $141,295,000 of its Senior Subordinated Convertible Bonds due 2000, convertible into the common stock, par value $0.10 per share, at a purchase price of 100%, pursuant to a subscription agreement. UBS Securities LLC, Donaldson, Lufkin & Jenrette Securities

Corporation and Merrill Lynch & Co. acted as managers in the offering and the aggregate discount was $5,651,800. The securities were sold to a limited number of qualified institutional buyers as defined in Rule 144A under the Securities Act and to non-U.S. persons outside the United States. Exemption from registration was claimed under Rule 144A and Regulation S of the Securities Act. On February 10, 1998, the Company completed a "Complying Public Equity Offering," as defined in the indenture for such Bonds, and, as a result, such Bonds became convertible into the common stock at a conversion price of $20 per share.

    On August 15, 1997, August 29, 1997 and September 5, 1997, the Company issued an aggregate 2,502,686 shares of common stock, par value $0.10 per share, at a purchase price of $15.67 per share, for an aggregate offering price of $39.2 million, pursuant to a stock purchase agreement. In addition to (i) certain investment funds and (ii) certain individual private investors, these shares were issued to certain members of management and various entities affiliated with certain members of management. Exemption from registration was claimed under Section 4(2) of the Securities Act regarding transactions by an issuer not involving any public offering.

    On August 29, 1997, the Company issued $3.5 million of its Senior Subordinated Convertible Bonds due 2000, convertible into the common stock, par value $0.10 per share, at a purchase price of 100%. In addition to (i) certain investment funds and (ii) certain individual private investors, these shares were issued to certain members of management and various entities affiliated with certain members of management. Exemption from registration was claimed under Section 4(2) of the Securities Act regarding transactions by an issuer not involving any public offering. See the discussion above concering the terms of conversion of these Bonds.

    On September 26, 1997, the Company filed a registration statement (Commission file no. 333-36555) (the "Stock Registration Statement") with the Securities and Exchange Commission (the "Commission") to offer and sell to the public, in an underwritten offering, 11,100,000 shares of its common stock, par value $0.10 per share (the "Stock Offering"). Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation, UBS Securities LLC, Lehman Brothers Inc. and Furman Selz LLC acted as the managers of the U.S. portion (7,400,000 shares) of the Stock Offering. Merrill Lynch International, UBS Limited, Donaldson, Lufkin and Jenrette International, Lehman Brothers International (Europe) and Baring Brothers Limited (as agent for ING Bank N.V.) acted as the managers of the international portion (3,700,000 shares) of the Stock Offering. The Stock Registration Statement was declared effective by the Commission on February 5, 1998. In connection with the Stock Offering, the managing underwriters exercised an overallotment option of 1, 665,000 shares. The Stock Offering has terminated. The Company realized from the sale of a total of 12,765,000 common shares at $20 per share net proceeds from the Stock Offering, including shares issued pursuant to exercise of the overallotment option, of $238,705,500, after payment of $16,594,500 in underwriting discounts. On December 23, 1997, the Company also filed a registration statement (Commission file no. 333-43155) (the "Debt Registration Statement") to offer and sell to the public, in an underwritten offering, senior notes due 2005 of the Company (the "Debt Offering"). Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch & Co. and UBS Securities acted as managers of this offering. The Debt Registration Statement was declared effective by the Commission on February 5, 1998. The Debt Offering has terminated and the Company issued $105 million aggregate principal amount of 9-7/8% Senior Notes due 2005 (the "Senior Notes"). The Company realized from the sale of the Senior Notes net proceeds of $82.3 million, after payment of underwriting discounts and commissions of $3,150,000, and the deposit of $19.6 million in escrow to cover the first four scheduled payments of interest on the Senior Notes. In February 1998, the Company applied a portion of the net proceeds of the Offerings, approximately $85.2 million, to repay the outstanding principal of, and accrued interest on, certain loans from related parties. See Note 5 --- Debt Obligations --- the Company's audited consolidated financial statements for a description of such related party loans. The Company will disclose additional information regarding expenses incurred in connection with, and application of net proceeds of, the Offerings in its quarterly report on Form 10-Q for the quarter ended March 31, 1998.

ITEM 6.           SELECTED FINANCIAL DATA

 Selected financial data for the Company is presented below.

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following selected historical consolidated financial data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 are derived from the Company's audited Consolidated Financial Statements. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this Prospectus.

Under generally accepted accounting principles, many of the Company's ventures are accounted for by the equity method of accounting. Under this method, the operating results of the ventures are included in the Company's Consolidated Statement of Operations as a single line item, "Equity in (losses) earnings of ventures." The Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk (which includes all of the Company's significant ventures except for Sovintel and, historically, HER). Also, the assets, liabilities and equity of the ventures are included in the Company's Consolidated Balance Sheets as a single line item "Investments in and Advances to Ventures." See Note 3 to the Company's audited Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview." Financial information about the Company's equity ventures is included below under "Supplemental Information -- Selected Historical Financial Data -- Combined Equity Investments."

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                         1993          1994          1995           1996         1997(1)      1997
                                         ----          ----          ----           ----         -------      ----
                                                                                                              PROFORMA
                                                                                                              (2)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)                    ---
STATEMENT OF OPERATIONS DATA:
Revenues, net .....................     $   328      $  2,468      $   8,412      $  24,117      $  47,098          47,098
Gross margin ......................         328            23             16          5,176          4,379           4,379
Operating expenses ................       3,340        12,863         41,014         52,955         78,410          78,410
Equity in earnings (losses) of
ventures ..........................         472          (135)        (7,871)       (10,150)       (14,599)        (14,599)
Other income (expense) ............         100           990         11,034         (8,729)       (29,551)        (29,551)
Loss before extraordinary loss ....      (2,440)      (11,985)       (40,400)       (67,991)      (116,986)       (116,986)
Extraordinary loss ................        --            --             --             --             --           (13,213)
Net loss ..........................      (2,440)      (11,985)       (40,400)       (67,991)      (116,986)       (130,199)
Loss per share before extraordinary
loss ..............................       (0.26)        (0.69)         (1.61)         (2.22)         (3.26)          (3.26)
Extraordinary loss per share ......        --            --             --             --             --             (0.27)
Net loss per share ................       (0.26)        (0.69)         (1.61)         (2.22)         (3.26)          (2.68)

BALANCE SHEET DATA (AT END OF
PERIOD):
Cash and cash equivalents .........     $ 3,641      $ 29,635      $   9,044      $  57,874      $ 318,766         551,641
Property and equipment,
net ...............................         829         8,393         29,523         35,463        236,897         236,897
Investments in and advances to
ventures ..........................         794        13,841         56,153        104,459         76,730          76,730
Total assets ......................       5,968        61,957        115,621        237,378        780,461       1,036,400
Total debt ........................         725         2,152         27,454         85,547        639,359         672,219
Minority interest and stock subject
to repurchase .....................        --               8          5,273          6,248         31,255          18,766
Shareholders' equity ..............       4,685        54,684         55,322        113,668         26,967         266,706

-----------------------
(1) As a result of the Company's increase in ownership interest and amendment to the HER Shareholders Agreement that was completed on July 16, 1997, the Company accounts for its ownership interest in HER under the consolidation method of accounting. Prior to this date, the Company accounted for HER under the equity method of accounting.

(2) The above unaudited pro forma information gives effect to the underwritten public offerings by the Company of common stock and debt securities consummated in February 1998, as though the transactions had occurred on December 31, 1997. The adjustments include the raising of $255.3 million from the sale of 12.8 million shares of common stock at an issue price of $20.00 per share. In addition, the Company issued $105.0 million in senior notes. Approximately $85.2 million of the net proceeds were used to repay the related party debt obligations. See Note 15, Audited Financial Statements of the Company.

                 SUPPLEMENTAL INFORMATION -- SELECTED HISTORICAL
                  FINANCIAL DATA -- COMBINED EQUITY INVESTMENTS

The following unaudited selected historical financial data -- equity investments for the years ended December 31, 1995, 1996 and 1997, are derived from the Company's financial records. It is intended to supplement the aforementioned selected historical consolidated financial data. The financial data set forth below represents 100% of the results of operations for each of the entities.

    The Company believes that this information provides additional insight on the Company's unconsolidated equity method investments. Generally accepted accounting principles prescribe inclusion of revenues and expenses for consolidated interests (generally interests of more than 50%, absent some other factors), but not for equity interests (generally interests of 20% to 50%) or cost interests (generally interests of less than 20%). Equity accounting ordinarily results in the same net income as consolidation; however, the net operating results are reflected on one line within the income statement.


                                                        OWNERSHIP                     COST OF       OPERATING         NET
                                                       INTEREST(2)     REVENUES       REVENUES       EXPENSES     INCOME/(LOSS)
                                                       -----------     --------       ---------     ----------    -------------
                                                                       (IN THOUSANDS, EXCEPT OWNERSHIP INTEREST)


YEAR ENDED DECEMBER 31, 1995
  Sovintel .........................................           50%         $  44,292      $ 26,247      $  7,047      $  7,648
  TCM ..............................................           50%                49          --              57            (7)
  TeleRoss .........................................           50%               176            59           242          (193)
  Sovam ............................................         66.7%             4,434         2,914         3,273        (1,789)
  GTS Cellular Companies ...........................           50%(3)          4,574         2,834         2,960        (2,165)
  Other ............................................           50%(3)            526           957         9,379        (9,874)
                                                                           ---------      --------      --------      --------
        Total ......................................                          54,051        33,011        22,958        (6,380)
  ADJUSTMENTS FOR INTER-AFFILIATE TRANSACTIONS(1)...                          (2,270)       (2,215)       (6,967)
YEAR ENDED DECEMBER 31, 1996
  Sovintel .........................................           50%         $  75,040      $ 43,910      $ 10,411      $ 14,762
  TCM ..............................................           50%            16,507         3,330         1,854         8,874
  TeleRoss .........................................           50%             2,413           832         2,293          (841)
  Sovam ............................................         66.7%            11,671         8,236         5,714        (2,138)
  GTS Cellular Companies ...........................           50%(3)         25,778        11,883        13,614        (3,406)
  Other ............................................           50%(3)         12,063        12,235        21,132       (22,471)
                                                                           ---------      --------      --------      --------
        Total ......................................                         143,472        80,426        55,018        (5,220)
  ADJUSTMENTS FOR INTER-AFFILIATE TRANSACTIONS(1)...                         (15,385)      (13,562)       (8,083)
YEAR ENDED DECEMBER 31, 1997

  Sovintel .........................................           50%         $ 113,962      $ 72,629      $ 17,020      $ 18,464
  TCM ..............................................           50%            29,308         7,169         3,286        12,512
  TeleRoss .........................................           50%             6,794         2,138         3,612            71
  Sovam ............................................         66.7%            17,808        10,684         5,653           780
  GTS Cellular Companies ...........................           50%(3)         44,275        21,355        17,678          (906)
  Other ............................................           50%(3)         14,013        13,757        27,596       (26,591)
                                                                           ---------      --------      --------      --------
        Total ......................................                         226,160       127,732        74,845         4,330
  ADJUSTMENTS FOR INTER-AFFILIATE TRANSACTIONS(1)...                         (24,927)      (23,250)       (8,357)


-------------------
(1) The adjustment amounts represent the effect of inter-affiliate transactions between the Company's consolidated and equity method ventures. More detailed information about inter-affiliate transactions is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology."

(2) The ownership interest column indicates the Company's legal ownership percentage for the respective equity investments. The information is being provided to assist an investor or analyst in determining the Company's legal rights associated with the presented financial data. See Note 3 in the Company's audited Consolidated Financial Statements for additional disclosures related to the Company's equity investments.

(3) The Company generally maintains a 50% ownership interest in these equity investments. See Note 3 in the Company's audited Consolidated Financial Statements for additional disclosures related to the Company's equity investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the financial condition and results of operations of the Company as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1997, 1996, 1995. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs,
(iii) changes in the Company's competitive environment and (iv) the performance of future equity-method investments, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

    In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the political, economic and legal aspects of the markets in which the Company operates; competition and the Company's need for additional substantial financing. These and other factors are discussed herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

    The factors described in this Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

    Business. GTS is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers in Russia and the CIS, Central Europe and Asia. In Western Europe, through HER,
GTS is developing and operating the initial segment of a pan-European high capacity fiber optic network which is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe. GTS's strategy to develop its businesses generally has been to establish joint ventures with a strong local partner or partners while maintaining a significant degree of operational control. The Company's business activities consist of the ownership and operation of (i) international long distance businesses, which operate through international gateways that provide international switching services and transmission capacity, (ii) local access networks, which provide local telephone service, (iii) cellular networks, which provide wireless telecommunications services, (iv) a domestic long distance business, (v) data networks and (vi) carriers' carrier networks, which provide high volume transmission capacity to other carriers.

    The Company began to acquire interests in numerous telecommunications ventures beginning in 1994 and continued to acquire such interests throughout 1995 and 1996. Ventures with significant financial results in 1994 included Sovintel (an international long distance and domestic and local access telecommunications service provider) and GTS-Hungary (a VSAT network telecommunications service provider); ventures that incurred start-up costs associated with building out their business infrastructure in 1994 included Sovam (a data and internet telecommunications service provider) and EuroHivo (a paging telecommunications service provider). In 1995, TeleRoss (a domestic long distance telecommunications service provider) and GTS Cellular (a basic cellular telecommunications service provider) began operations and expanded into numerous regions within the CIS by the end of 1996. Telecommunications of Moscow ("TCM") (a local access telecommunications service provider) began operations in 1996. HER (a carriers' carrier telecommunications service provider) began its network build-out in 1995, began limited operations at the end of 1996 and expects to continue to develop its network during 1998 and beyond. The fact that these ventures are in various stages of development affects the discussion of comparative results below. See "Business."

    GTS has invested significantly in its ventures through capital contributions and loans. In addition, the Company has made a significant commitment to its businesses and ventures through the provision of management assistance and training. GTS has also incurred significant expenses in identifying, negotiating and pursuing new telecommunications opportunities. GTS and certain of its ventures are experiencing continuing losses and negative operating cash flow primarily because the businesses are in the developmental and start-up phases of operations. Management recognizes that the Company must generate additional capital resources in order to continue its operations and meet its new development initiatives. The ultimate recoverability of the Company's investments in and advances to ventures is dependent on many factors including, but not limited to, the ability of the Company to obtain sufficient financing to continue to meet its capital and operational commitments, the economies of the countries in which it does business and the ability of the Company to maintain the necessary telecommunications licenses.

    The Company's businesses are developing rapidly. Some of the businesses operate in countries with emerging economies which have uncertain economic, political and regulatory environments. The general risks of operating businesses in the CIS and other developing countries include the possibility for rapid change in government policies including telecommunications regulations, economic conditions, the tax regime and foreign currency regulations. See "Business--Certain Considerations Applicable to the Company's Operations in Russia and the CIS" and "--Certain Considerations Generally Applicable to the Company's Operations."

ACCOUNTING METHODOLOGY

    Accounting for Business Ventures. Wholly-owned subsidiaries and majority-owned ventures where the Company has unilateral operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control, are accounted for by the equity method. The Company has certain majority-owned ventures that are accounted for by the equity method as a result of minority shareholder rights, super-majority voting conditions or other governmentally imposed uncertainties so severe that they prevent the Company from obtaining unilateral control of the venture.

    Profit and Loss Accounting. The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk (which includes all of the Company's significant ventures except for Sovintel and, historically, HER). Accordingly, the portion of the losses that would normally be assigned to the minority interest partner ("Excess Losses") is recognized by the Company. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the Excess Losses previously recognized by the Company have been recovered. As of December

31, 1997, $5.3 million and $10.0 million represent the net unrecovered Excess Losses for the Company's consolidated and equity method investments, respectively, that is expected to favorably benefit future period results from operations upon the Company's existing business ventures becoming profitable. This accounting policy was adopted prior to 1995; however, 1995 was the first year that the excess loss amount was deemed material for recognition within the Company's accounting records. For the period from January 1, 1997, through August 31, 1997, the Company recognized 100% of HER's losses due to GTS being the financing partner during this period. As a result of HER's issuance of $265 million aggregate principal amount of senior notes (of which $56.6 million was placed in escrow for the first two years' interest payments) in August 1997, the Company no longer considers itself as the financing partner.

    Inter-Affiliate Transactions. Several of the Company's ventures have entered into business arrangements through which they provide integrated solutions for their customers by leveraging each others' telecommunications infrastructure. These arrangements have historically been focused primarily within a region; however, as GTS has increased its geographic coverage and telecommunication capabilities, these arrangements have expanded between regions. In accordance with generally accepted accounting principles, all significant intercompany accounts and transactions are eliminated upon consolidation.

    Turnover Taxes. The Company's ventures within the CIS region incur a 4% turnover tax that is based on the revenues earned. The Company includes these taxes as a component of its operating expenses, since these taxes are incidental to the revenue cycle.

    The following table summarizes the accounting methodology for the principal business ventures through which the Company conducts its business.


                                            COUNTRY/REGION       EFFECTIVE GTS          ACCOUNTING
COMPANY NAME                                OF OPERATIONS          OWNERSHIP            METHODOLOGY
-------------------------------------     -----------------    -----------------    ------------------
CIS
   Sovintel                               Russia                50%                 Equity
   TCM                                    Russia                50%                 Equity
   TeleRoss Operating Company             Russia               100%  (1)            Consolidated
   TeleRoss Ventures                      Russia                50%  (2)             Equity
   Sovam                                  Russia                67%  (3)             Equity
   GTS Cellular                           CIS                   25%-70% (4)          Equity

Western Europe
   HER                                    Western Europe        79%                 Consolidated  (5)
   GTS-Monaco Access                      Monaco                50%                 Equity

Central Europe
   GTS-Hungary                            Hungary               99%                 Consolidated
   EuroHivo                               Hungary               70%                 Equity
   CzechNet                               Czech Republic       100%                 Consolidated
   CzechCom                               Czech Republic       100%                 Consolidated

Asia
   V-Tech                                 China                 75%                 Equity
   Beijing Tianmu                         China                 47%                 Equity
   CDI                                    India                100%                 Consolidated

----------

(1) The TeleRoss Operating Company is comprised of two wholly-owned holding companies and a 99% owned subsidiary that operates a domestic long distance network and holds the applicable operating license for TeleRoss and performs the customer invoicing and collection functions for telecommunications services. TeleRoss Operating Company is accounted for under the consolidation method of accounting because GTS has unilateral control over the operations and management decisions. TeleRoss Operating Company's operations are further discussed in "--Results of Operations--Consolidated Ventures" and "Business--Russia and the CIS--TeleRoss." A significant portion of TeleRoss Operating Company's costs of revenue consists of settlement fees paid to the TeleRoss Ventures, with such fees being recorded as revenue by the TeleRoss

    Ventures. In 1996 and 1997, all of the TeleRoss Ventures' revenue was derived from such fees. Any decline in the business or operations of the TeleRoss Ventures would have a material adverse effect on the results of TeleRoss Operating Company.

(2) TeleRoss Ventures is comprised of thirteen operating joint ventures that are 50% beneficially owned by GTS, which originate traffic and provide local termination of calls through agency arrangements with TeleRoss Operating Company. GTS does not exercise unilateral control over the TeleRoss Ventures, and therefore they are appropriately accounted for under the equity method of accounting. TeleRoss Ventures' operations are further discussed in "--Results of Operations--Non-Consolidated Ventures."

(3) GTS purchased the remaining 33% interest in Sovam in February 1998.

(4) GTS conducts its cellular operations through (i) Vostok Mobile, a wholly owned GTS venture that owns between 50% and 70% of a series of 12 cellular joint ventures in various regions in Russia, (ii) PrimTelefone, a 50% owned venture in Vladivostok, Russia and (iii) Bancomsvyaz, an approximately 25% beneficially owned venture in Kiev, Ukraine.

(5) As of July 16, 1997, HER is accounted for by the consolidation as opposed to the equity method of accounting.

RESULTS OF OPERATIONS -- CONSOLIDATED VENTURES

    Management's discussion included within "--Results of Operations--Consolidated Ventures" reflects the following significant operating ventures: TeleRoss Operating Company, GTS-Hungary, the Czech Companies and HER (for 1997). See "Results of Operations--Non-Consolidated Ventures (Equity Investees)" for a discussion of the operating results of Sovintel, TCM, Sovam, TeleRoss Ventures, GTS Cellular, HER (prior to 1997), GTS-Monaco Access, EuroHivo and the Asia business ventures.

    Revenue. The Company's consolidated revenue was $47.1 million, $24.1 million and $8.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. The growth in revenue was attributable to the commencement in 1995 of commercial operations by TeleRoss Operating Company, as well as the continued expansion of services and customer base in Central Europe, and HER's initial Amsterdam to Brussels route and further expansion to London and Paris during 1997.

    The CIS region's consolidated revenue was $27.1 million, $12.7 million, and $3.8 million for the years ended December 31, 1997, 1996 and 1995 respectively. TeleRoss Operating Company generated revenue of $24.7 million, $9.2 million and $3.8 million, representing 91.1%, 72.4% and 100% of the region's consolidated revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Service revenue represented 81.8%, 64.1% and 21.1% of TeleRoss Operating Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively, with the balance of its revenue in such periods principally represented by installation and equipment sales. The growth in revenue was a result of increased traffic volume generated by the TeleRoss Ventures as they expanded to 13 cities for the year ended December 31, 1997, added customers in existing cities and installed several VSATs at customer locations outside of cities in which they have a presence.

    Within the Central Europe region, GTS-Hungary and the Czech Companies accounted for 100% of the revenue earned, of which GTS-Hungary and the Czech Companies provided $8.5 million and $5.1 million of the Company's consolidated revenue in 1997, respectively, compared to $6.9 million and $2.3 million in 1996, respectively, and $4.2 million and $0.3 million in 1995, respectively. The growth in revenue of GTS-Hungary from 1995 to 1997 was due to the expansion of its customer base and the introduction of microwave technology services. The Hungary state lottery accounted for 50.6%, 55.3% and 65.0% of GTS-Hungary's revenue in 1997, 1996 and 1995, respectively. The growth in revenue of the Czech Companies was generated through increases in voice traffic carried from twenty-five buildings at December 31, 1997, as compared to sixteen buildings at December 31, 1996.

    All of Western Europe's consolidated revenue of $5.4 million for the year ended December 31, 1997 was derived from HER.

    Gross Margin. GTS's consolidated gross margin was $4.4 million, or 9.3% of revenue, for the year ended December 31, 1997, $5.2 million, or 21.6% of revenue, for the year ended December 31, 1996 and $0.02 million, or 0.0% of revenue, for the year ended December 31, 1995.

    The CIS region had a gross margin of $4.0 million, $0.8 million and $(0.9) million for the years ended December 31, 1997, 1996 and 1995, respectively. TeleRoss Operating Company had a gross margin of $3.5 million, or 14.2% of revenues, for the year ended December 31, 1997 and a negative gross margin of $(1.0) million for each of the years ended December 31, 1996 and 1995, which was the result of the high fixed cost component of its network hub in Moscow. GTS-Hungary and the Czech Companies comprised 100% of the Central Europe region's gross margin. GTS-Hungary had a gross margin of $3.5 million, $3.0 million, and $1.7 million, representing 41.2%, 43.4%, and 40.5% of GTS-Hungary's revenue for the years ended December 31, 1997, 1996 and 1995, respectively. The favorable gross margin trend reflected the increased utilization of GTS-Hungary's 1,000 VSAT capacity hub located in Budapest. The Czech Companies had a gross margin of $1.5 million, $0.3 million and $(0.1) million for the years ended December 31, 1997, 1996 and 1995, respectively. HER incurred a negative gross margin of $(4.6) million for the year ended December 31, 1997, which was primarily due to the initial cost structure of the new routes and minimal revenue generated.

    Operating Expenses. Consolidated operating costs were $76.7 million, $52.9 million, and $41.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating costs reflected the growth in expenditures associated with building business infrastructure for primarily the TeleRoss Operating Company and GTS-Hungary, the inclusion of HER's operating expenses in 1997 and increasing corporate staff.

    Equity in (Losses)/Earnings of Ventures. GTS recognized losses from its investments in non-consolidated ventures of $14.6 million, $10.2 million and $7.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Included in these losses were $3.6 million, $5.7 million and $5.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, that related to GTS's ownership share of the losses. Also included in the losses for the year ended December 31, 1997 was a write-off of approximately $5.4 million which represented the net balance of certain investments in and advances to ventures in Asia (primarily Beijing Tianmu and V-Tech) and Central Europe (EuroHivo) that were stated in excess of their net realizable value. The Company followed the authoritative guidance as prescribed by APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," for its determination of the $5.4 million charge. The Company's recoverability analysis was based on its projected undiscounted cash flows of their equity investees, since this is the lowest level of cash flow information available. The underlying reasons for the write-down of the Company's investments were the result of the problems that are more specifically addressed in "Results of Operations--Non-Consolidated Ventures (Equity Investees)--Asia," "Business--Central Europe" and "Business--Asia." Additionally, included within GTS's ownership share of the losses incurred and the Excess Losses for the year ended December 31, 1997 is approximately $14.4 million of losses (of the $14.4 million, approximately $13.5 million related to the write-off of advances to several Chinese-owned operating telecommunications companies to which the Company provides technical and financial assistance, and $0.9 million related to the write-off of inventories, receivables, and other assets) which represented the Company's share of asset write-offs recorded by certain of the ventures in Asia (Beijing Tianmu and V-Tech). See "--Results of Operations--Non-Consolidated Ventures (Equity Investees)--Asia." The Company would have recognized earnings from its investments in non-consolidated ventures of $5.2 million for the year ended December 31, 1997, had the Company not recognized the write-downs of investments and assets of approximately $5.4 million and $14.4 million, respectively. The write-down of Central Europe's investment in EuroHivo was a result of the Company's decision in the third quarter to recognize the contingent liabilities associated with the expected liquidation and discontinuation of EuroHivo's operations as of September 30, 1997. In addition, the Company's results were negatively affected due to the recognition of Excess Losses of $5.6 million, $4.5 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. See "--Overview." The Company's losses from its ventures were primarily the result of most of its ventures being in the early stages of operations. Sovintel and TCM, however, generated combined earnings of $15.5 million, $11.8 million and $3.8 million for the years ended December 31, 1997, 1996 and 1995, respectively, which partially offset losses generated by other ventures.

    Other Non-Operating Income. Favorably affecting the 1995 results was the non-recurring $10.3 million gain that the Company recognized as a result of its cash settlement of certain claims with a third party in 1995.

    Interest, Net. GTS incurred interest expense of $39.1 million, $11.1 million and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expense is comprised of interest incurred from debt maturing within one year, long-term debt obligations, capital lease obligations, amortization of debt discount on the long-term debt obligations and various other debt obligations. The significant increase in interest expense was due to the $409.8 million increase in debt raised in 1997. See "--Liquidity and Capital Resources."

    GTS earned interest income of $11.4 million, $3.6 million and $2.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, primarily as a result of investing the proceeds from private placements of common stock in various highly liquid investments.

    Provision for Income Taxes. The Company's consolidated tax provision was $2.5 million, $1.4 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's financial statements do not reflect any provision for benefits that might be associated with the U.S. and non-U.S. loss carryforwards. There can be no assurance that such non-U.S. loss carryforwards will be allowed, in part or in full, by local tax authorities against future income.

RESULTS OF OPERATIONS -- NON-CONSOLIDATED VENTURES (EQUITY INVESTEES)

RUSSIA -- CIS

    Sovintel. Sovintel's revenue for the years ended December 31, 1997, 1996 and 1995 was $114.0 million, $75.0 million and $44.3 million, respectively. The increase in revenue was primarily the result of telecommunications service revenue, which increased to $85.4 million for the year ended December 31, 1997 from $50.8 million and $26.8 million for the years ended December 31, 1996 and 1995, respectively, due to the Moscow customer base growth and traffic from other GTS ventures that generated increased volume of outgoing international and domestic minutes carried by Sovintel. Revenue from incoming international minutes also increased to $13.1 million for the year ended December 31, 1997, from $6.8 million and $2.2 million for the years ended December 31, 1996 and 1995, respectively. Included in Sovintel's traffic revenue for 1997 and 1996 was $12.4 million and $5.0 million, respectively, that was related to customers using phone numbers provided by TCM. This revenue was derived primarily from international/long distance traffic and local traffic. Sovintel and TCM have an arrangement whereby Sovintel reimburses TCM 50% of installation charges, monthly fees and local traffic revenues and approximately 33% of international/long distance billings from TCM-supplied phone numbers.

    Sovintel's non-traffic-related revenue of $28.6 million, $24.2 million and $17.5 million for the years ended December 31, 1997, 1996 and 1995, respectively, was primarily attributable to port sales and monthly port fees revenues.

    Sovintel's gross margin was $41.3 million, $31.1 million and $18.0 million, or 36.2%, 41.5% and 40.6% of revenue, for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in gross margin percentage was attributable to a general price decrease in international and domestic revenues due to competitive pressures and a higher percentage of domestic minutes, which yield a lower margin.

    Operating expenses were $17.0 million, $10.3 million and $7.1 million, or 14.9%, 13.7% and 16.0% of total revenue, for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses was related to increases in turnover taxes associated with revenues and also increased personnel, advertising and sales force costs required to support Sovintel's growth.

    Income tax expense was $5.7 million, $5.2 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in income tax expense was attributable to Sovintel's profitable operations.

    TCM. TCM's revenue was $29.3 million and $16.5 million for the years ended December 31, 1997 and 1996, respectively. TCM had minimal activities in 1995. TCM had a gross margin of $22.1 million and $13.2 million, or 75.4% and 80.0% of total revenue. The decrease in gross margin as a percentage of revenue was attributable to higher infrastructure and settlement costs. TCM had operating expenses of $3.3 million and $1.9 million, or 11.3% and 11.5% of total revenue, for the years ended December 31, 1997 and 1996, respectively.

    Sovam. Sovam's revenue was $17.8 million, $11.7 million and $4.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in revenues is primarily attributable to the expansion of Sovam's network throughout Russia and the CIS and the wider variety of service offerings, including the introduction of Russia On Line services.

    Gross margin was $7.1 million, $3.4 million and $1.5 million, or 39.9%, 29.1% and 34.1% of total revenue for the years ended December 31 in 1997, 1996 and 1995, respectively. Operating expenses were $5.7 million, $5.7 million and $3.3 million, or 32.0%, 48.7% and 75.0% of total revenue, for the years ended December 31, 1997, 1996 and 1995, respectively.

    TeleRoss Ventures. Revenue for the TeleRoss Ventures for the years ended December 31, 1997, 1996 and 1995 was $6.8 million, $2.4 million and $0.2 million, respectively. Revenues resulted from settlement fees charged to TeleRoss Operating Company. The growth in total revenue was the result of steady growth in sales of core switched voice services in the five cities serviced in 1995, an additional seven new cities in the network in 1996 and an additional city in 1997.

    Gross margin for the years ended December 31, 1997, 1996 and 1995 was $4.7 million, $1.6 million and $0.1 million, respectively. Operating expenses of $3.6 million, $2.3 million and $0.2 million were incurred for the years ended December 31, 1997, 1996 and 1995, respectively.

    GTS Cellular. The Company operates three cellular networks through differing ownership structures: Vostok Mobile, PrimTelefone and Bancomsvyaz.

    Revenue for Vostok Mobile was $25.8 million, $16.5 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Vostok Mobile's gross margin was $13.6 million, $9.3 million and $1.1 million, or 52.7%, 56.4% and 55.0% of total revenue, and operating expenses were $10.1 million, $9.2 million and $4.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    Revenue for PrimTelefone was $12.1 million, $8.4 million and $2.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. PrimTelefone's gross margin was $6.6 million, $4.7 million and $0.6 million, or 54.5%, 56.0% and 27.3% of total revenue, and operating expenses were $3.6 million, $3.7 million and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    Bancomsvyaz did not have significant operations until 1997. Revenue for Bancomsvyaz was $7.2 million and gross margin was $2.8 million, or 38.9% of total revenue, for the year ended December 31, 1997. Operating expenses were $4.9 million for the year ended December 31, 1997.

WESTERN EUROPE

    HER. HER earned a small revenue stream in 1996 and no revenue in 1995. Operating expenses were $16.0 million and $6.7 million for the years ended December 31, 1996 and 1995, respectively. The increase in selling, general and administrative expenses reflected HER's continued transition from the start-up phase to the operational phase. In 1997, HER was included in the consolidated results of the Company.

    GTS-Monaco Access. Limited international traffic was carried from GTS subsidiaries through GTS-Monaco Access for termination worldwide during 1995 which resulted in minimal revenues earned. Total revenue was $13.0 million and $3.9 million and gross margin was $0.2 million and $(0.4) million for the years ended December 31, 1997 and 1996, respectively.

CENTRAL EUROPE

     EuroHivo. EuroHivo's operating results were minimal for the years ended December 31, 1997, 1996 and 1995. In September 1997, the Company recorded a $2.4 million charge to recognize the liabilities associated with the planned liquidation and discontinuance of EuroHivo's operations. See Footnote 3 in the Company's audited financial statements for additional disclosures related to EuroHivo.

ASIA

    Most of the Company's ventures within the Asia region were in the start-up phase and had not commenced operations in 1996. The non-consolidated ventures in the Asia region had revenue of $7.0 million for the year ended December 31, 1996, and had minimal revenues in 1997 and 1995. The revenue in 1996 consisted principally of equipment sales. The Company believes that future revenue will be derived primarily from providing telecommunications engineering and consulting services.

    During the year ended December 31, 1997, the V-Tech and Beijing Tianmu business ventures (the "Asia Ventures") determined that a charge of $14.4 million (GTS's portion) was appropriate as a result of the write-off of $13.5 million of advances to several Chinese-owned operating telecommunications companies to which the Asia Ventures provide technical and financial assistance and $0.9 million related to the write-off of inventories, receivables and other assets. The Asia Ventures followed the authoritative guidance as prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for their determination of the $13.5 million charge as they believed that the advances, as evidenced by legal agreements between the Asia Ventures and the underlying operating telecommunications companies, represents long-lived assets. (The Asia Ventures would have reflected the same charge had they followed the authoritative accounting guidance as prescribed by APB No. 18 or SFAS No. 5, "Accounting for Contingencies.") The Asia Ventures recoverability analysis was based on their projected undiscounted cash flows of their respective operations since this is the lowest level of cash flow information available. The underlying reasons for the write-offs were the result of problems dealing with one of the Asian partners, the inability of the Chinese operating telecommunications companies to develop markets for their services, and technical problems, all of which surfaced during the third quarter of 1997. See Footnote 3 in the Company's audited financial statements for additional disclosures related to the Company's Asia operations and "Business--Asia."

LIQUIDITY AND CAPITAL RESOURCES

    The telecommunications business is capital intensive. The Company generally is the primary source of funding for its ventures, both for working capital and capital expenditures. Under a typical arrangement, GTS's venture partner contributes the necessary licenses or permits under which the venture will conduct its business, office space and other equipment. GTS's contribution is generally cash and equipment, but may consist of other specific assets as required by the joint venture agreement.

    The Company has raised capital through the issuance of equity securities and through various debt agreements. The issuance of equity securities has raised $36.4 million, $107.7 million, $42.1 million and $62.1 million in 1997, 1996, 1995 and 1994, respectively, net of placement fees, for a total of $248.3 million. In addition, the Company and HER received $409.8 million, $60.0 million and $23.3 million in 1997, 1996 and 1995, respectively, for a total of $493.1 million under various debt agreements. Included within the debt proceeds identified above, the Company received $3.5 million, $60.0 million and $10.0 million in 1997, 1996 and 1995, respectively, from lenders who are affiliated with, and are considered related parties to, the Company as a result of their (or their affiliates) ownership of the Company's Common Stock.

    The Company had working capital of $285.3 million and $46.9 million as of December 31, 1997 and 1996, respectively. Approximately $190.5 million of working capital at December 31, 1997 is intended to be used for the buildout of the HER Network. The Company had an accumulated deficit of $242.9 million as of December 31, 1997, including net losses of approximately $117.0 million, $68.0 million and $40.4 million for the years ended

December 31, 1997, 1996 and 1995, respectively. During 1997, the Company has incurred and expects to continue to incur substantial expenditures to fund the working capital requirements of its ventures, to provide capital equipment for certain of its ventures, and to engage in new development and acquisitions.

    GTS will require substantial capital investment to execute its business plans and to fund expected operating losses. Management expects that GTS and its ventures will incur over $515.0 million of capital expenditures and investments in ventures during the next three years, of which approximately $235.0 million will be incurred in 1998. The Company has obtained funds in 1997 through a variety of financing arrangements, including (i) the issuance in September 1997 of $39.2 million of Common Stock in a private placement of equity with a value of $15.67 per common share, (ii) the issuance in August 1997 of $265.0 million in gross proceeds (of which $56.6 million was placed into escrow to fund the first two years' interest payments) of 11.5% Senior Notes due in August 2007 by HER that may be redeemed upon the successful completion of a complying equity offering by HER or meeting other certain criteria, and (iii) the issuance in July and August 1997 of $144.8 million in gross proceeds of the Convertible Bonds by GTS that are convertible into Common Stock upon the Company's completion of a complying equity offering.

    The Company effected a three-for-two split of its common stock effective December 31, 1997, and the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects that action.

    Subsequent to December 31, 1997, the Company raised approximately $255.3 million in gross proceeds from an initial public stock offering of 12.8 million common shares at $20.00 per share. Such initial public offering constituted a "complying public equity offering" under the Company's Convertible Bonds. As a result, the conversion price of the Bonds is $20 per share. In addition, the Company issued $105.0 million in gross proceeds of 9.875% senior notes due February 15, 2005, of which $19.6 million was placed in escrow to fund the first two years' interest payments. The Company believes that the net proceeds from these offerings, together with existing cash, will be sufficient to fund its expected capital needs until at least June 1999. The Company expects that it may require additional capital to execute its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses.

    The actual amount and timing of the Company's future capital requirements may differ materially from management's estimates. In particular, the accuracy of management's estimates is subject to changes and fluctuations in the Company's revenues, operating costs and development expenses, which can be affected by the Company's ability to (i) effectively and efficiently manage the expansion of the HER network and operations, (ii) obtain infrastructure contracts, rights-of-way, licenses and other regulatory approvals necessary to complete and operate the HER network, (iii) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (iv) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. The Company's revenues and costs are also dependent upon factors that are not within the Company's control such as regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with the Company's operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Historically, GTS has experienced liquidity problems resulting in part from the Company's need to meet the capital requirements of certain of its joint ventures in excess of forecast amounts. In addition, certain of the Company's joint ventures have not met management's financial performance expectations or have not been able to secure local country financing and thus have not been able to generate the expected cash inflows. In addition, if the Company expands its operations at an accelerated rate or consummates acquisitions, the Company's funding needs will increase, possibly to a significant degree, and it will expend its capital resources sooner than currently expected. The Company may also be required to repay its Convertible Bonds upon maturity in the year 2000 to the extent such bonds are not converted into Common Stock. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company may need to raise additional capital. See "Business."

    There can be no assurances that the Company will be able to consummate additional financing on favorable terms. As a result, the Company may be subject to additional or more restrictive financial covenants, its interest obligations may increase significantly and its existing shareholders may be adversely diluted. Failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require the Company to delay or abandon some or all of its anticipated expenditures, to sell assets, or both, either of which could have a material adverse effect on the operations of the Company.

HER

    Construction of the HER fiber optic network is one of the Company's most significant business activities. The buildout of the network is expected to require approximately $290.0 million of capital expenditures, with approximately $35 million required for the initial five country network. See "Business--Western Europe--HER." As of December 31, 1997, approximately $34.3 million has been spent on network capital expenditure. In August 1997, HER completed the issuance of $265.0 million in gross proceeds of 11.5% Senior Notes due in August 2007. The Senior Notes are general unsecured obligations of HER. HER currently estimates that its capital resources will be sufficient to fund operations and expected network development through December 1998, at which time it may be required to obtain additional funds. Sources of capital to fund network development after 1998 may include internally generated funds, bank debt and vendor financing. HER is currently in discussions with a number of financial institutions to obtain debt financing and to negotiate vendor financing with key suppliers of network equipment. Any failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of HER, or may require the Company to make additional capital contributions to HER at the expense of the Company's other operations, either of which could have a material adverse effect on the operations of the Company. There can be no assurance that GTS or its partners in HER would have sufficient capital to make contributions to HER, or that they would be willing to do so.

    Pursuant to the HER Recapitalization, in 1997, HER offered to GTS-Hermes, HIT Rail and the eleven individual members of the HIT Rail consortium the right to subscribe to additional common stock of HER. GTS-Hermes and two of the members of HIT Rail exercised their rights, while HIT Rail and the nine remaining members of HIT Rail declined to participate.

    As a result of the finalization of the HER Recapitalization, total shareholder loans of ECU 39.4 million (approximately $48.5 million) from, collectively, GTS-Hermes, HIT Rail and two of the members of HIT Rail, were converted into equity. Additionally, GTS-Hermes contributed ECU 46.0 million (approximately $51.8 million) and one of the members of HIT Rail contributed a ten-year fiber optic cable lease which was valued at ECU 1.8 million (approximately $2.0 million). The ownership of HER subsequent to the HER Recapitalization was as follows: GTS-Hermes, 79.08%; HIT Rail, 12.63%; and the two members of HIT Rail combined, 8.29%. See "Business -- Western Europe -- HER -- HER Recapitalization." In March 1998, Hit Rail sold a portion of its ownership interest to GTS-Hermes for ECU 13.5 million (approximately $14.6 million) and, as a result, GTS-Hermes increased its ownership of HER to 89.42%. See "Business---Western Europe---HER---HER Recapitalization."

LIQUIDITY ANALYSIS

    The Company had cash and cash equivalents of $318.8 million and $57.9 million as of December 31, 1997 and 1996, respectively. Approximately $190.5 million of the $319.0 million of cash and cash equivalents at December 31, 1997, is intended to be used for the build-out of the HER network. The Company had restricted cash of $66.9 million and $16.2 million as of December 31, 1997 and 1996, respectively. Restricted cash included $29.0 million held in escrow to pay the first two years' interest payments on the Senior Notes of HER, amounts held for equipment purchases under various debt agreements, and cash maintained in foreign financial institutions that may not be readily convertible into dollars or easily repatriated.

    During the years ended December 31, 1997 and 1996, the Company used $48.6 million and $39.0 million, respectively, of cash for operating activities. Cash used for investing activities was $103.4 million and $80.9 million for the years ended December 31, 1997 and 1996, respectively. The use of cash in operations and for investing activities reflected primarily the development and buildout of existing telecommunications networks and the funding of fully operational ventures. There can be no assurance that the Company's operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service obligations or working capital requirements.

    Substantially all of the Company's operations are in foreign countries and therefore the Company's consolidated financial results are subject to fluctuations in currency exchange rates. The Company's consolidated operations transact their business in the following significant currencies: Russian Ruble, Hungarian Florint, Belgium Franc and the European Currency Equivalent. For those operating companies that transact their business in currencies that are not readily convertible, the Company attempts to minimize its exposure by indexing its invoices and collections to the applicable dollar/foreign currency exchange rate to the extent its costs (including interest expense, capital expenditures and equity) are incurred in U.S. dollars. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company may experience economic loss and a negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. dollar. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities. See "Business--Russia and the CIS--Certain Considerations Applicable to the Company's Operations in Russia and the CIS--Exchange Controls and Risks Relating to Russian Securities" and "Business--Certain Considerations Generally Applicable to the Company's Operations--Currency and Exchange Risks."

    The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company is currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company's ability to hedge its exposure is limited since certain of its operations are located in countries whose currencies are not easily convertible. Financial hedge instruments for these countries are nonexistent or limited and also pricing of these instruments is often volatile and not always efficient. The Company is designing reporting processes to monitor the potential exposure on an ongoing basis and expects to implement this process before the end of 1998. The Company will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

    The Company is considering alternatives to hedge the foreign exchange exposure resulting from the issuance of $265 million senior notes by HER. It expects to have a transaction which eliminates this risk consummated by the end of April 1998.

YEAR 2000 COMPLIANCE

    The Company is currently in the process of assessing its year 2000 compliance costs and of converting its computer systems to year 2000 compliant software. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company currently believes it will be able to achieve year 2000 compliance by the end of 1999, and currently does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance or that year 2000 compliance costs will have a material effect on the Company's earnings.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS GROUP, INC.


YEAR END FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors..............................
Consolidated Balance Sheets as of December 31, 1996 and 1997
 ...............................................................................
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997
 ...............................................................................
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996, and 1997
 ...............................................................................
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1995, 1996, and 1997 and for the
 ...............................................................................
Notes to Consolidated Financial Statements.....................................

                                  EDN SOVINTEL
                          YEAR END FINANCIAL STATEMENTS

Report of Ernst & Young (CIS) Limited, Independent
  Auditors.....................................................................
Balance Sheets as of December 31, 1997 and 1996................................
Statements of Income and Retained Earnings for the years
  ended December 31, 1997, 1996, and 1995......................................
Statements of Cash Flows for the years ended December 31,
  1997, 1996, and 1995.........................................................
Notes to Financial Statements..................................................

GLOBAL TELESYSTEMS GROUP, INC.







                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS







         The Board of Directors
         Global TeleSystems Group, Inc.

                  We have audited the accompanying consolidated balance sheets of Global TeleSystems Group, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global TeleSystems Group, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                    Ernst & Young LLP

         Vienna, Virginia
         February 26,1998

GLOBAL TELESYSTEMS GROUP, INC.
Consolidated Balance Sheets


                                                                               December 31,
                                                                        ------------------------
                                                                          1996           1997
----------------------------------------------------------------------  ---------      ---------
(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $  57,874      $ 318,766
Accounts receivable, net                                                    8,920         17,079
Restricted cash                                                            13,627         30,486
Prepaid expenses                                                            2,537         14,101
Other assets                                                                2,396          6,707
                                                                        ---------      ---------

TOTAL CURRENT ASSETS                                                       85,354        387,139

Property and equipment, net                                                35,463        236,897
Investments in and advances to ventures                                   104,459         76,730
Goodwill and intangible assets, net of accumulated amortization of
    $3,916 and $10,184 at December 31, 1996 and 1997, respectively          9,548         43,284
Restricted cash                                                             2,554         36,411
                                                                        ---------      ---------

TOTAL ASSETS                                                            $ 237,378      $ 780,461
                                                                        =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                   $  15,211      $  61,984
Debt maturing within one year                                              16,261          6,390
Current portion of capital lease obligations                                 --           21,490
Related party debt maturing within one year                                 4,947          5,708
Other current liabilities                                                   2,040          6,301
                                                                        ---------      ---------

TOTAL CURRENT LIABILITIES                                                  38,459        101,873

Long-term debt, less current portion                                        5,260        408,330
Long-term portion of capital lease obligations                               --          117,645
Related party long-term debt, less current portion                         59,079         79,796
Taxes and other non-current liabilities                                    14,664         14,595
                                                                        ---------      ---------

TOTAL LIABILITIES                                                         117,462        722,239

COMMITMENTS AND CONTINGENCIES
Minority interest                                                           1,915         18,766
Common stock, subject to repurchase (325,000 shares and 797,100
   shares outstanding at December 31, 1996 and 1997, respectively)          4,333         12,489

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value (10,000,000 shares authorized;
   none issued and outstanding)                                              --             --
Common stock, $0.10 par value (135,000,000, shares authorized;
   34,589,106, and 37,606,814 shares issued and outstanding, net of
   116,639 and 195,528 shares of treasury stock at December 31,
   1996 and 1997, respectively)                                             3,459          3,761
Additional paid-in capital                                                238,268        274,359
Cumulative translation adjustment
                                                                           (2,161)        (8,269)
Accumulated deficit                                                      (125,898)      (242,884)
                                                                        ---------      ---------

TOTAL SHAREHOLDERS' EQUITY                                                113,668         26,967
                                                                        ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 237,378      $ 780,461
                                                                        =========      =========

   The accompanying notes are an integral part of these financial statements.

GLOBAL TELESYSTEMS GROUP, INC.
Consolidated Statements of Operations



                                                                Year Ended December 31,
                                                       ---------------------------------------
                                                         1995            1996           1997
---------------------------------------------------    ---------      ---------      ---------
   (in thousands, except per share data)
REVENUES, NET:
   Telecommunication and other services                $   5,979      $  19,210      $  41,300
   Equipment sales                                         2,433          4,907          5,798
                                                       ---------      ---------      ---------

                                                           8,412         24,117         47,098
                                                       ---------      ---------      ---------
OPERATING COSTS AND EXPENSES
   Cost of revenues:
      Telecommunication and other services                 8,150         14,741         37,206
      Equipment sales                                        246          4,200          5,513
   Selling, general and administrative                    37,291         47,940         68,425
   Depreciation and amortization                           3,491          4,165          6,227
   Non-income taxes                                          234            850          2,085
                                                       ---------      ---------      ---------

                                                          49,412         71,896        119,456


   Write-off of venture-related assets                      --             --            1,673
   Equity in losses of ventures                            7,871         10,150         14,599
                                                       ---------      ---------      ---------

Loss from operations                                     (48,871)       (57,929)       (88,630)

OTHER INCOME/(EXPENSE):
   Other non-operating income                             10,270           --             --
   Interest income                                         2,177          3,569         11,361
   Interest expense                                         (728)       (11,122)       (39,086)
   Foreign currency losses                                  (685)        (1,176)        (1,826)
                                                       ---------      ---------      ---------

                                                          11,034         (8,729)       (29,551)
                                                       ---------      ---------      ---------

Net loss before income taxes and minority interest       (37,837)       (66,658)      (118,181)
Income taxes                                               2,565          1,360          2,482
                                                       ---------      ---------      ---------

Net loss before minority interest                        (40,402)       (68,018)      (120,663)
Minority interest                                              2             27          3,677
                                                       ---------      ---------      ---------

Net loss                                               $ (40,400)     $ (67,991)     $(116,986)

                                                       =========      =========      =========

Net loss per share                                     $   (1.70)     $   (2.33)     $   (3.26)
                                                       =========      =========      =========

Weighted average common shares outstanding                23,707         29,157         35,833
                                                       =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

GLOBAL TELESYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows


                                                                           Year Ended December 31,
                                                                  ---------------------------------------
                                                                     1995           1996           1997
---------------------------------------------------------------   ---------      ---------      ---------
(in thousands)
OPERATING ACTIVITIES
Net loss                                                          $ (40,400)     $ (67,991)     $(116,986)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
   Depreciation and amortization                                      3,721          7,444         14,843
   Amortization of discount on note payable                            --            3,598          5,023
   Equity in losses of ventures, net of dividends received            7,871         11,123         17,474
   Deferred interest                                                   --            6,583         12,970
   Write-off of venture related assets                                 --             --            1,673
   Non-cash compensation                                               --             --            4,571
   Minority interest                                                     (2)           (27)        (3,677)
   Other
                                                                      2,577          1,342          2,985
   Changes in assets and liabilities, excluding effects of
      acquisitions and ventures:
         Accounts receivable                                         (1,557)        (6,996)       (10,900)
         Prepaid expenses                                              (438)          (605)        (7,522)
         Accounts payable and accrued expenses                       12,820         (1,694)        34,925
         Other changes in assets and liabilities                      9,474          8,207         (3,984)
                                                                  ---------      ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES                                (5,934)       (39,016)       (48,605)

INVESTING ACTIVITIES
   Investments in and advances to ventures, net of repayments       (45,102)       (54,932)         5,943
   Purchases of property and equipment                              (24,324)       (12,195)       (45,148)
   Restricted cash                                                   (2,543)       (13,138)       (62,924)
   Acquisitions, net of cash acquired                                (1,871)          --            1,050
   Goodwill and other intangibles                                    (6,181)          (487)        (2,196)
   Other investing activities                                         2,069           (125)          (149)
                                                                  ---------      ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                               (77,952)       (80,877)      (103,424)

FINANCING ACTIVITIES
   Proceeds from debt                                                23,325         63,599        409,817
   Payment of debt issue costs                                         (779)        (2,777)       (24,927)
   Net proceeds from issuance of common stock                        42,175        107,775         36,432
   Other financing activities                                          (750)          --             (536)
                                                                  ---------      ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            63,971        168,597        420,786

Effect of exchange rate changes on cash and cash
   equivalents                                                         (676)           126         (7,865)
                                                                  ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents                (20,591)        48,830        260,892
Cash and cash equivalents at beginning of year
                                                                     29,635          9,044         57,874
                                                                  ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   9,044      $  57,874      $ 318,766
                                                                  =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

GLOBAL TELESYSTEMS GROUP, INC.
Consolidated Statements of Shareholders' Equity


For the years ended December 31, 1995, 1996, and 1997

                                             Common Stock           Additional   Cumulative                       Total
                                        -----------------------      Paid-In     Translation     Accumulated    Shareholders'
                                          Shares        Amount       Capital     Adjustment        Deficit        Equity
--------------------------------------  ---------     ---------     ----------   -----------     -----------    -------------
(in thousands)

BALANCE AT DECEMBER 31, 1994               20,781     $   2,078     $  70,359      $    (246)     $ (17,507)     $  54,684

Proceeds from the sale of common
   stock, net of expenses of $3,680         5,091           509        41,629           --             --           42,138
Translation adjustment                       --            --            --           (1,289)          --           (1,289)
Net loss                                     --            --            --             --          (40,400)       (40,400)
Other                                         333            33           156           --             --              189
                                        ---------     ---------     ---------      ---------      ---------      ---------

BALANCE AT DECEMBER 31, 1995               26,205         2,620       112,144         (1,535)       (57,907)        55,322

Proceeds from the sale of common
   stock, net of expenses of $3,567         8,349           835       106,909           --             --          107,744
Issuance of 7,223 warrants in
   connection with debt financing            --            --          20,184           --             --           20,184
Translation adjustment                       --            --            --             (626)          --             (626)
Net loss                                     --            --            --             --          (67,991)       (67,991)
Other                                          35             4          (969)          --             --             (965)
                                        ---------     ---------     ---------      ---------      ---------      ---------

BALANCE AT DECEMBER 31, 1996               34,589         3,459       238,268         (2,161)      (125,898)       113,668

Proceeds from the sale of common
   stock, net of expenses of $2,777         2,503           250        36,182           --             --           36,432
Translation adjustment                       --            --            --           (6,108)          --           (6,108)
Net loss                                     --            --            --             --         (116,986)      (116,986)

Other                                         515            52           (91)          --             --              (39)
                                        ---------     ---------     ---------      ---------      ---------      ---------

BALANCE AT DECEMBER 31, 1997               37,607     $   3,761     $ 274,359      $  (8,269)     $(242,884)     $  26,967
                                        =========     =========     =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 1:        NATURE OF BUSINESS OPERATIONS

Global TeleSystems Group, Inc. ("GTS" or "the Company"), is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operation of voice and data networks, international gateways, local access and cellular networks and the provision of various value-added services in the Commonwealth of Independent States ("CIS"), primarily Russia, Central Europe, and India and China ("Asia"). The Company, through two of its ventures, is also building a new infrastructure for transporting international voice, data and video traffic for other carriers throughout Western Europe and for worldwide international voice, data and video traffic that either originates or terminates in, or transits through, Western Europe. See further discussion of the Company's business operations within Note 3, "Investments In and Advances to Ventures," and Note 14, "Segment Information and Certain Geographical Data."

Certain of the Company's ventures are in the early stages of operations in the telecommunications industry. The Company's businesses are developing rapidly; some are in countries with an emerging economy, which by nature have an uncertain economic, political and regulatory environment. The general risks of operating businesses in the CIS and other developing countries include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations.

The ultimate recoverability of the Company's investments in and advances to ventures is dependent on many factors including, but not limited to, the economies of the countries in which it does business; the ability of the Company to maintain the necessary telecommunications licenses; and the ability of the Company to obtain sufficient financing to continue to meet its capital and operational commitments.

On December 1, 1997, the Company filed an amendment to its Certificate of Incorporation to effect an increase in the authorized common shares from 60,000,000 to 135,000,000; a 3 for 2 common share stock split, 1 1/2 common shares for every common share issued and outstanding; and an increase in the par value of its authorized common shares from $0.0001 to $0.10 on a post-split basis. Accordingly, the Company has presented share and per share data for issued and outstanding shares as well as options and warrants on a restated basis to give effect to the increase in authorized common shares, the stock split and the increase in par value for its capital stock.

Subsequent to year end, the Company completed an initial public offering of 12.8 million shares of common stock at $20 per common share (the "Stock Offering"). The Company also issued aggregate principal amount $105.0 million of 9.875% senior notes due 2005 (the "Notes Offering" and together with the Stock Offering, the "Offerings"). See Note 15, "Subsequent Events."



NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Wholly-owned subsidiaries and majority-owned ventures where the Company has unilateral operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control are accounted for by the equity method. The Company has certain majority-owned ventures that are accounted for by the equity method as a result of minority shareholder rights, super majority voting conditions or other governmentally imposed uncertainties so severe that they prevent the Company from obtaining unilateral control of the venture. If the Company has little ability to exercise significant influence over a venture, the venture is accounted for by the cost method. All significant intercompany accounts and transactions are eliminated upon consolidation.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously recognized have been recovered.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements in order to conform to the 1997 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company had $16.2 million and $66.9 million of restricted cash at December 31, 1996 and 1997, respectively. The restricted cash is primarily related to cash held in escrow for interest payments associated with the Company's debt obligations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment and telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company intends to capitalize material interest costs associated with the construction of capital assets for business operations and amortize the costs over the assets' useful lives. The Company has not capitalized any interest costs through December 31, 1997.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over their estimated useful lives ranging from three to ten years. Intangible assets, principally telecommunications service contracts, licenses and deferred financing costs, are amortized on a straight-line basis over the lesser of their estimated useful lives, generally three to fifteen years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the year ended December 31, 1996, the Company's analyses indicated that there was not an impairment of its long-lived assets. During the year ended December 31, 1997, the Company's analyses indicated that there was an impairment of its long-lived assets. Accordingly, the Company recorded a write-down of long-lived assets associated with its investments in the Asia and Central Europe regions (see Note 3, "Investments in and Advances to Ventures").

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign companies, as such earnings are intended to be permanently reinvested in those operations.

FOREIGN CURRENCY TRANSLATION

The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation." In most instances, the local currency is considered the functional currency for the Company's subsidiaries and ventures, except for operations in the CIS, where the U.S. dollar has been designated as the functional currency. Assets and liabilities of these subsidiaries and ventures are translated at the rates of exchange at the balance sheet date. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the cumulative translation adjustment, a separate component of shareholders' equity. Gains and losses from foreign currency transactions of these subsidiaries and ventures are included in the operations of the subsidiary or venture.

For those ventures operating in the CIS, the temporal method for translating assets and liabilities is used. Accordingly, monetary assets and liabilities are translated at current exchange rates while non-monetary assets and liabilities are translated at their historical rates. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the operations of the subsidiaries and ventures.

REVENUE RECOGNITION

The Company records as revenue the amount of telecommunications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that will be neither billed nor collected. Revenue from service or consulting contracts is accounted for when the services are provided. Equipment sales revenue is generally recognized upon shipment of the equipment. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.

NET LOSS PER SHARE

During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and fully diluted earnings per share for all years presented. The Company's net loss per share calculation (basic and fully diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options,

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

warrants, and convertible debt instruments have been excluded from the net loss per share calculation because their effect would be anti-dilutive (see Note 5, "Debt Obligations," Note 6, Shareholders' Equity and Note 7, "Stock Option Plans").

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes that the carrying amount of its financial instruments reported in the balance sheets approximates their fair value.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. The Company maintains most of its cash and cash equivalents in one high-quality U.S. financial institution. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company provides allowances for potential credit losses when necessary.

The Company does not currently hedge against foreign currency fluctuations, although the Company may implement such practices in the future. Under current practices, the Company's results of operations could be adversely affected by fluctuations in foreign currency exchange rates.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and presents pro forma disclosures of net loss as if the fair value method had been adopted.

USES OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income," requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements





NOTE 3:       INVESTMENTS IN AND ADVANCES TO VENTURES

The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments range from 49% to 80%. The Company has no investments in ventures that are accounted for by the cost method.

The components of the Company's investments in and advances to ventures are as follows:


                                                                              December 31,
                                                                        ------------------------
           (in thousands)                                                 1996            1997
--------------------------------------------------------------------    ---------      ---------
Equity in net assets acquired                                           $  41,105      $  31,183
Excess of investment cost over equity in net assets acquired net of amortization of $4,347 and $4,851 at December 31,
   1996 and 1997, respectively                                             11,288          7,582
Accumulated (losses) earnings recognized
                                                                          (13,840)        14,659
Dividends
                                                                             (973)        (3,848)
Cash advances and other                                                    66,879         27,154
                                                                        ---------      ---------

Total investments in and advances to ventures                           $ 104,459      $  76,730
                                                                        =========      =========

In applying the equity method of accounting, the Company's policy is to amortize the excess of investment cost over equity in net assets acquired based upon an assignment of the excess to the fair value of the venture's identifiable tangible and intangible assets, with any unassigned amounts designated as goodwill. The Company then amortizes the allocated costs in accordance with its policies defined in Note 2, "Summary of Significant Accounting Policies."

The Company has financed the operating and investing cash flow requirements of several of its ventures in the form of cash advances. The Company anticipates that these ventures will generate sufficient cash inflows for the repayment of the cash advances as their businesses mature. Also, due to the long-term nature of the anticipated repayment period and the potential risk associated with the repatriation of the cash advances, the Company has aggregated its investments in and cash advances to the ventures.

The Company's share of the ventures' foreign currency translation adjustments is reflected in the investment accounts.

INVESTMENT RECOVERABILITY

The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. As of December 31, 1997, the Company recorded a write-off of approximately $5.4 million, which represented the net balance of certain investments in and advances to ventures located in Asia (primarily Beijing Tianmu and V-Tech) and Central Europe (Eurohivo) which were stated in excess of their net realizable value. The entire net balance of these investments in and advances to ventures was written-off based on the fact that these ventures project overall negative cash flows for the foreseeable future. The ventures projected future operations deteriorated during 1997 as a result of problems

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 3:  INVESTMENTS IN AND ADVANCES TO VENTURES (CONTINUED)

dealing with one of its partners, the inability of the ventures to develop markets for its services, and technical problems. The components of the charge, which was classified as equity in losses of ventures, were as follows:

Equity in net assets acquired                                    $ 17,093
Excess of investment cost over equity in net assets acquired          593
Accumulated (losses) earnings recognized                          (23,253)
Dividends                                                            --
Cash advances and other                                            10,921
                                                                 --------

Net write-off as of December 31, 1997                            $  5,354
                                                                 ========

Prior to the write-off detailed above, the Company included approximately $14.4 million in its accumulated losses (of the $14.4 million, approximately $13.5 million related to the write-off of advances to several Chinese owned operating telecommunications companies to which the Company provides technical and financial assistance and $0.9 million related to the write-off of inventories, receivables, and other assets) which represented the Company's share of asset write-offs recorded by certain of the Company's equity method investments in Asia during the year ended December 31, 1997. Such write-offs, for the same reasons mentioned in the previous paragraph, were recorded by the Company's equity method investments pursuant to SFAS No. 121 and are included in the $(23.3) million accumulated (losses) detailed above. Additionally, during the year ended December 31, 1997 the Company recorded a charge of $1.7 million in order to write off certain holding company assets associated with the ventures located in Asia and Central Europe. This charge has been included as a separate line item in the Company's statement of operations.

HERMES EUROPE RAILTEL B.V. ("HER") RECAPITALIZATION

During the year ended December 31, 1997, HER recapitalized its equity structure and amended its existing shareholder agreement. In connection with the HER recapitalization the Company contributed approximately $51.8 million and converted existing note receivables of approximately $28.4 million in exchange for an additional 29% equity interest in HER. As a result of the recapitalization and amended shareholder agreement, the Company obtained unilateral control over HER. As such, HER has been consolidated into the Company's financial statements effective July 6, 1997, the effective date of the recapitalization. The Company recognized approximately $8.7 million of goodwill in connection with the recapitalization. As a result of the Company's loss recognition policy, the consolidation of HER would not have a material impact on the Company's historical financial position or operating results and thus no pro forma information is disclosed herein.

As of December 31, 1997, the consolidation of HER resulted in reductions of $72.9 million, $10.0 million, and $4.6 million in the equity in net assets acquired, excess of investment cost over equity in net assets acquired, and cash advances and other, respectively. Additionally, as of December 31, 1997 the consolidation of HER had a $21.4 million favorable impact on the accumulated (losses) earnings recognized.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 3:  INVESTMENTS IN AND ADVANCES TO VENTURES (CONTINUED)

CHANGES IN THE INVESTMENTS IN AND ADVANCES TO VENTURES

The changes in the investments in and advances to ventures are as follows:

                                                                       December 31,
                                                                 ------------------------
(in thousands)                                                      1996           1997
-------------------------------------------------------------    ---------      ---------
Balance, at beginning of period                                  $  56,153      $ 104,459
Equity in net assets acquired                                       22,441         80,054
Excess of investment cost over equity in net assets acquired         5,288         10,187
Dividends                                                             (973)        (2,875)
Cash advances (repayments) and other                                31,700        (24,171)
Effect of consolidating equity method company                         --          (76,325)
                                                                 ---------      ---------

                                                                    58,456        (13,130)

Equity ownership in losses                                          (3,122)        (5,552)
Excess losses recognized over amount attributable
   to ownership interest                                            (4,451)       (10,610)
Amortization of excess of investment cost over equity
   in net assets acquired                                           (2,577)        (3,313)
Loss in value that is other than temporary                            --           (5,354)
Effect of consolidating equity method company                         --           10,230
                                                                 ---------      ---------
                                                                   (10,150)       (14,599)
                                                                 ---------      ---------
Balance, at end of period                                        $ 104,459      $  76,730
                                                                 =========      =========

As of December 31, 1997, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:



                            EQUITY OWNED SUBSIDIARIES                                    OWNERSHIP %
--------------------------------------------------------------------------------     -------------------
EDN Sovintel                                                                                50%
Sovam Teleport                                                                              67%
GTS Ukrainian TeleSystems, L.L.C. (holds a 49% interest in Bancomsvyaz)                     60%
GTS-Vox Limited (holds a 95% interest in TeleCommunications of Moscow)                     52.64%
TeleRoss Ventures - 13 joint ventures in various regions in the CIS                         50%
Vostok Ventures - 12 joint ventures in various regions in the CIS                          50-70%
PrimTelefone                                                                                50%
GTS Monaco Access S.A.M.                                                                    50%

In connection with a purchase of a venture during 1995, the Company is required to pay additional consideration through 1998, in shares of the Company's common stock, based on the actual earnings of the venture. The Company's maximum obligation pursuant to this agreement is to issue 1,121,640 shares of common stock. The Company will recognize any additional consideration paid under this agreement as goodwill. During the first quarter of 1998, the Company will issue additional shares based on the venture's 1997 earnings (see Note 15, "Subsequent Events").

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements

NOTE 3:  INVESTMENTS IN AND ADVANCES TO VENTURES (CONTINUED)

During 1996 and 1997, the Company, in connection with a venture investment, entered into two financing agreements with a shareholder of the Company for a total of approximately $8.6 million. Subject to certain conditions, the shareholder has the right to require the repayment of this amount in cash or by exchange for 713,311 shares of the Company's common stock. Subsequent to the Stock Offering, repayment of this financing is due on demand and must be in exchange for the Company's common stock. This amount has been included in "Other financing agreements" (see Note 5, "Debt Obligations").

Subsequent to year end, the Company purchased the remaining interest in Sovam Teleport, one of its equity method investments in the CIS.

The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 1996 and 1997.


(in thousands)
-----------------------------------------------
YEAR ENDED DECEMBER 31, 1996
                                                           Majority Owned  50% or Less Owned  Total Equity Method
Equity Method Entities                                         Ventures        Ventures           Ventures
-----------------------------------------------            --------------  -----------------  -------------------
Revenue                                                       $  36,202       $ 107,270        $ 143,472
Gross margin                                                     17,109          45,937          63,046
Net income (loss)                                                 3,240          (8,460)         (5,220)
Equity in net losses                                             (1,091)         (6,482)         (7,573)

Current assets                                                   27,293          50,689          77,982
Total assets                                                     48,174         146,483         194,657
Current liabilities                                              19,416          68,474          87,890
Total liabilities                                                24,987         102,332         127,319
Net assets                                                       23,187          44,151          67,338
Ownership interest in equity in net assets                       14,912          19,513          34,425


(in thousands)
-----------------------------------------------
YEAR ENDED DECEMBER 31, 1997
                                                           Majority Owned  50% or Less Owned  Total Equity Method
Equity Method Entities                                         Ventures        Ventures           Ventures
-----------------------------------------------            --------------  -----------------  -------------------
Revenue                                                       $  47,986       $ 178,174        $ 226,160
Gross margin                                                     29,292          69,136           98,428
Net (loss) income                                               (10,370)         14,700            4,330
Equity in net (losses) earnings                                 (11,538)          5,131           (6,407)

Current assets                                                   20,841          59,959           80,800
Total assets                                                     35,090         176,117          211,207
Current liabilities                                              18,719          68,503           87,222
Total liabilities                                                27,653         102,758          130,411
Net assets                                                        7,438          73,359           80,797
Ownership interest in equity in net assets                        9,541          45,638           55,179

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 4:  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                            December 31,
                                                       ---------------------
(in thousands)                                           1996         1997
------------------------------------------------       --------     --------
ACCOUNTS RECEIVABLE CONSISTS OF:
Trade accounts receivable                              $  6,769     $ 15,725
Value added taxes receivable                              1,971        3,350
Other receivables                                           962        2,089
                                                       --------     --------
                                                          9,702       21,164
   Less:  allowance for doubtful accounts                   782        4,085
                                                       --------     --------

Total accounts receivable, net                         $  8,920     $ 17,079
                                                       ========     ========

PROPERTY AND EQUIPMENT CONSISTS OF:
Telecommunications equipment                           $ 28,302     $231,996
Furniture, fixtures and equipment                         5,877        9,760
Other property                                              837        3,470
Construction in process                                   7,009        7,799
                                                       --------     --------
                                                         42,025      253,025
   Less:  accumulated depreciation                        6,562       16,128
                                                       --------     --------

Total property and equipment, net                      $ 35,463     $236,897
                                                       ========     ========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSISTS OF:
Accounts payable                                       $  6,761     $ 25,005
Interest payable                                            213       17,483
Accrued compensation                                      3,151        6,165
Other accrued expenses                                    5,086       13,331
                                                       --------     --------

Total accounts payable and accrued expenses            $ 15,211     $ 61,984
                                                       ========     ========



NOTE 5:  DEBT OBLIGATIONS

Company debt consists of:

                                                                                   December 31,
                                                                               ---------------------
(in thousands)                                                                   1996         1997
-----------------------------------------------------------------------------  --------     --------
Senior notes of HER, due August 15, 2007 at 11.5% interest
   payable semiannually                                                        $   --       $265,000
Senior subordinated convertible bonds, due June 30, 2000 at an effective interest rate of 15%, and a stated rate of 8.75% -
   9.75% payable semiannually                                                      --        144,787

Related party debt obligations, with principal payments beginning April 1,
   1998 and maturing on March 31, 2001 at 10% interest, net of unamortized discount for warrants to purchase 7,778 common
   shares                                                                        59,079       72,233
Other financing agreements                                                       26,468       18,204
                                                                               --------     --------
                                                                                 85,547      500,224
   Less:  debt maturing within one year                                          21,208       12,098
                                                                               --------     --------

Total long-term debt                                                           $ 64,339     $488,126
                                                                               ========     ========

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 5:  DEBT OBLIGATIONS (CONTINUED)

In the third quarter of 1997, HER issued $265.0 million aggregate principal amount of senior notes due August 15, 2007 (the "Senior Notes"). The Senior Notes are general unsecured obligations of the subsidiary with interest payable semiannually at a rate of 11.5%. Approximately $56.6 million of the net proceeds of the offering of the Senior Notes is being held in escrow for the first four semiannual interest payments commencing in 1998. HER may redeem the Senior Notes, in whole or in part, any time on or after August 15, 2002 at specific redemption prices. HER may also redeem a portion of the Senior Notes at a price equal to 111.5% of the principal amount prior to August 15, 2000 with net cash proceeds of a public equity offering of HER with gross proceeds of at least $75 million or in certain other circumstances specified in the indenture for the Senior Notes, provided, however, that at least two-thirds of the principal amount of the Senior Notes originally issued remain outstanding after each such redemption.

In July 1997, the Company issued $144.8 million aggregate principal amount of senior subordinated convertible bonds (the "Bonds") due June 30, 2000. The Bonds constitute direct, unsecured senior subordinated indebtedness after existing debt of $82.7 million. Upon completion of a complying public equity offering as defined in the Bond agreement (an "Offering") or in certain other circumstances as defined in the Bond agreement, the Bonds may be converted at the option of the holders from time to time, in whole or in part, prior to the close of business on June 30, 2000, into shares of the Company's common stock, par value $0.10 per share. The Bonds will be convertible into such number of shares of the Company's common stock as is equal to the principal amount of such Bonds divided by the applicable conversion price as defined in the Bond Agreement. The Bonds bear interest payable semiannually at a stated rate of 8.75% for the first year, 9.25% for the second year and 9.75% for the final year. In the event of an Offering, the interest rate will remain at the interest rate prevailing at the time of the Offering until maturity. In the event that an Offering has not occurred by the maturity date, the Bonds will be redeemed at 121% of their principal amount. As a result of the redemption feature, interest expense is being accrued and accreted at a 15% annual rate. (Subsequent to year end, the Company completed the Stock Offering at $20.00 per common share which will result in the Bonds being convertible into approximately 7.2 million shares of the Company's common stock. In addition, due to the completion of the Stock Offering, the interest rate will remain at 8.75% until maturity (see Note 15, "Subsequent Events").)

In 1996, the Company entered into long-term obligations ("Debt Obligations"), totaling $70.0 million, with lenders (the "Lenders"). The Lenders are affiliated with and are considered related parties to the Company, as a result of their ownership of the Company's common stock (see Note 12, "Related Party Transactions"). The Debt Obligations require principal payments beginning in the third year, to maturity in the fifth year. The Debt Obligations bear an interest rate of 10.0% and require interest payments beginning in the first fiscal quarter subsequent to the date of issuance. At the Company's discretion, the initial interest accrued until the first principal payment can be deferred until maturity. Upon commencement of principal payments, the Company is obligated to make concurrent interest payments. Further, in connection with the Debt Obligations, the Company issued warrants to purchase 7,777,776 common shares, valued at $20.7 million. In accordance with the terms of the warrant agreement, the exercise price of the warrants was reduced from $10.27 per share to $9.33 per share, as the outstanding debt had not been repaid prior to December 31, 1996. The warrants may be exercised up to six years after the date of the relevant agreements. The Company is subject to certain restrictive covenants pursuant to these Debt Obligations, including restrictions on the payment of dividends and indebtedness to affiliated ventures. As of December 31, 1997, the Debt Obligations have been classified within "Related party long-term debt, less current portion" on the balance sheet. Subsequent to year end the Company repaid the Debt Obligations by using a portion of the proceeds from the Offerings (see
Note 15, "Subsequent Events").

Certain of the Company's consolidated ventures maintain credit facilities for their local operations. Borrowings under such credit facilities bear interest at prevailing negotiated market rates.

Aggregate maturities of long-term debt, as of December 31, 1997, are as follows:
1998 - $12.1 million, 1999 - $1.1 million, 2000 - $149.4 million, 2001 - $0.2 million and $349.5 million thereafter.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 5:  DEBT OBLIGATIONS (CONTINUED)

The Company paid interest of $0.7 million, $0.2 million and $2.0 million in 1995, 1996 and 1997, respectively. The Company incurred interest expense of $39.1 million in 1997 and would have recorded $33.1 million in additional interest expense in 1997 had the Senior Notes and Bonds been outstanding on January 1, 1997.

NOTE 6:  SHAREHOLDERS' EQUITY

COMMON STOCK

The following table summarizes the Company's equity private placements for the periods ending:

(in thousands, except share data)                     Shares Issued            Share Price            Net Proceeds
-----------------------------------------------    --------------------    --------------------    --------------------
DECEMBER 31, 1995                                         5,090,876        $              9.00     $          42,138

DECEMBER 31, 1996                                         8,348,532                      13.33               107,744

DECEMBER 31, 1997                                         2,502,686                      15.67                36,432

During 1995, the Company issued 400,000 shares of common stock to an independent third party in connection with the purchase of an interest in a venture within the CIS region. At the discretion of the holder of these shares, the Company is obligated to repurchase these shares at the prevailing fair market value of the Company's common stock on the date of repurchase. During 1995, the Company repurchased 75,000 shares at $10.00 per share and the repurchased shares became treasury stock. In March 1997, the Company repurchased 32,500 shares at $13.33 per share, and these shares became treasury stock. The Company will be required to repurchase the remaining shares over the next three years. During 1997, the Company issued 504,600 shares of common stock pursuant to a purchase agreement with a seller for a portion of their interest in a venture within the CIS region. Pursuant to the purchase agreement, the Company is obligated to assist the seller in locating a purchaser for the common stock, and if unable to do so, to repurchase the issued common stock. The Company has accreted the value of the outstanding common stock subject to repurchase (325,000 shares at December 31, 1996 and 797,100 shares at December 31, 1997), to the fair value of the Company's common stock as of December 31, 1996 and 1997 ($13.33 and $15.67 per share, respectively).

During 1996, the Company entered into the Debt Obligations totaling $70.0 million with the Lenders. In connection with the Debt Obligations, the Company issued warrants to purchase 7,777,776 common shares at $10.27 per share. The exercise price of the warrants was automatically reduced to $9.33 per share as of December 31, 1996, because the Debt Obligations remained outstanding. The warrants expire during the first and second quarters of 2002.

The Company does not intend to pay dividends on common stock in the foreseeable future. In addition, certain of the Company's financing agreements include covenant restrictions precluding the payment of dividends by the Company.

The Company has reserved 15,572,260 shares of common stock for issuance upon conversion of the exercise of outstanding and future stock options, warrants and similar rights.

PREFERRED STOCK

As of December 31, 1996 and 1997, there were 10,000,000 shares of $0.0001 par value preferred stock authorized, with rights and preferences to be determined by the Board of Directors. As of December 31, 1996 and 1997, no shares of preferred stock had been issued.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 7:  STOCK OPTION PLANS

The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the years ended December 31, 1995, 1996 and 1997 would have been approximately $40.9 million, $69.4 million and $123.4 million, respectively. The fair value of options granted during 1995 and 1996 are estimated as $2.19 and $2.93 per common share, respectively, on the date of grant using the minimum value option pricing model with the following assumptions: dividend yield 0%, risk free interest rate of 5.50% for 1995 and 6.13% for 1996, and an expected life of five years. The fair value of options granted during 1997 are estimated as $7.35 per common share, on the date of grant using the Black Scholes option valuation model with the following assumptions: dividend yield 0%, risk free interest rate of 5.74%, an expected life of five years, and an expected volatility of .50. The Company determined its volatility factor with the assistance of an investment banker, based on peer group public companies.

The Company maintains the 1992 Stock Option Plan, the Non-Employee Directors Stock Option Plan and the GTS Equity Compensation Plan (the "Option Plans"). As of December 31, 1997, the maximum number of shares of common stock available for grant under the Option Plans was 8,836,534. All options granted under the Option Plans are at exercise prices that were at least equal to the fair market value of common stock at the date of grant. Generally, all options granted under the Option Plans vest over a three-year period from the date of grant and expire ten years from the date of grant.

Additional information with respect to stock option activity is summarized as follows:

                                                                  Year Ended December 31,
                                -----------------------------------------------------------------------------------------
                                            1995                            1996                         1997
                                -----------------------------  ---------------------------   ----------------------------
                                                  Weighted                       Weighted                      Weighted
                                                  Average                        Average                       Average
                                                  Exercise                       Exercise                      Exercise
                                   Shares          Price          Shares          Price           Shares        Price
                                -------------   -------------  ------------- --------------  -------------  -------------
Outstanding at beginning
   of year                       2,431,800      $     3.65     3,422,399      $     5.56      4,869,360      $     7.31
Options granted                  1,210,800            9.04     1,612,962           11.10      2,215,296           14.53
Options exercised                  (28,001)           4.46       (56,498)           6.70        (89,312)           6.34

Options canceled or expired       (192,200)           3.57      (109,503)           8.73       (433,173)           7.38
                                 ---------                     ---------                      ---------
Outstanding at end of year       3,422,399            5.56     4,869,360            7.31      6,562,171            9.75
                                 =========                     =========                      =========
Options exercisable at
   year end                        995,617      $     3.59     1,992,236      $     4.65      2,962,110      $     6.06

The following table summarizes information about stock options outstanding:

                                                  Options Outstanding                            Options Exercisable
                                --------------------------------------------------------   ---------------------------------
                                                    Weighted Average       Weighted                              Weighted
                                                        Remaining           Average                              Average
Range of Exercise Price              Number         Contractual Life       Exercise            Number            Exercise
   at December 31, 1997:          Outstanding          (In Years)            Price           Exercisable          Price
-----------------------------   -----------------  --------------------  --------------    ----------------   ---------------
     $1.42 to $2.75                1,446,000               6                $ 2.69             1,371,000           $ 2.68

     $4.67 to $9.00                1,270,650               7                  7.88               986,679             7.66

     $10.00 to $15.67              3,845,521               8                 13.03               604,431            11.13
                                   ---------                                                   ---------

                                   6,562,171               7                $ 9.75             2,962,110           $ 6.06
                                   =========                                                   =========

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 7:  STOCK OPTION PLANS (CONTINUED)

In addition, prior to the establishment of the Option Plans, certain options were granted in 1991 to certain key employees and former employees to purchase 1,172,250 shares of the Company's common stock at an exercise price of $0.53 per share. All options were granted at an exercise price equal to the fair value of the underlying common stock at the date of grant. The options vested in equal increments over a three-year period. During 1993, 603,000 of the options were canceled and in 1994, 50,250 options were exercised, leaving 519,000 fully vested options outstanding at December 31, 1995, 1996 and 1997.

During 1996, the Company implemented the GTS 1996 Top Talent Retention Program (the "Program"), which granted options to certain employees under the 1992 Stock Option Plan. The Program was offered to 28 employees, who had an aggregate of 339,524 options, and provided for an altered vesting period based on certain revenue levels achieved and certain stock price levels maintained. If these performance-based achievements are not attained, the options vest in April 2001. As of December 31, 1997 no performance levels were met.

In the fourth quarter of 1997, HER implemented a stock option plan for its key officers and employees (the "HER Plan"). The ownership dilution caused by the HER Plan is not expected to be significant. As a result of issuing options under the HER Plan, HER will incur a non-cash charge of approximately $3.7 million, of which $2.6 million was recorded during the fourth quarter and the remaining $1.1 million will be recognized in 1998.

NOTE 8:        EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Savings Plan") covering all U.S. citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and as such, participants may defer pretax income in accordance with federal income tax limitations. The Company provides a 50% matching contribution on the first 5% contributed by the employee. The Company may also, at its discretion, make non-matching contributions. Both matching and non-matching contributions by the Company vest 100% after three years of service. The Company's expense under the Savings Plan was approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company made no discretionary (non-matching) contributions for the years ended December 31, 1995, 1996 or 1997.

HER established a pension plan in 1995 that covers all HER employees upon twenty-five years of age and at least one year of service. HER has entered into an insurance arrangement (an annuity contract) whereby an insurance provider has undertaken a legal obligation to provide specific benefits to participants in return for a fixed premium. As such, HER does not bear significant financial risk for its pension plan. HER's expense under the pension plan was $0.05 million, $0.4 million and $0.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 9:        OTHER NON-OPERATING INCOME

Favorably affecting the 1995 results was the non-recurring $10.3 million gain the Company recognized as a result of its cash settlement of certain claims with a third party in 1995.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 10:  INCOME TAXES

The components of loss before income taxes and minority interest were as follows:

                                            Year Ended December 31,
                                   ---------------------------------------
(in thousands)                        1995           1996           1997
---------------------------------  ---------      ---------      ---------
Pretax loss:
   Domestic                        $ (22,398)     $ (41,554)     $ (64,920)
   Foreign                           (15,437)       (25,077)       (53,261)
                                   ---------      ---------      ---------

                                   $ (37,835)     $ (66,631)     $(118,181)
                                   =========      =========      =========

For the years ended December 31, 1995, 1996 and 1997, the Company recorded $2.6 million, $1.4 million and $2.5 million, respectively, in income tax expense that related exclusively to its current provision for foreign taxes.

The reconciliation of the U.S. statutory federal tax rate of 34.0% to the Company's effective tax rate is as follows:

                                                                  Year Ended December 31,
                                  ----------------------------------------------------------------------------------------
 (in thousands)                              1995                          1996                          1997
--------------------------------  ----------------------------  ----------------------------  ----------------------------
                                     Amount        Percent         Amount        Percent         Amount        Percent
                                  -------------  -------------  -------------  -------------  -------------  -------------
Taxes at U.S. statutory rates     $(12,865)          34.0%       $(22,655)        34.0 %       $(40,181)          34.0%
Foreign operating losses
   generating no tax benefit         6,550          (17.3)          8,526          (12.8)        18,108          (15.3)

Domestic operating losses
   generating no tax benefit         6,315          (16.7)         14,129          (21.2)        22,073          (18.7)

Other - net                          2,565           (6.8)          1,360           (2.1)         2,482           (2.1)
                                  --------       --------        --------       --------       --------       --------

                                  $  2,565           (6.8)%      $  1,360           (2.1)%     $  2,482           (2.1)%
                                  ========       ========        ========       ========       ========       ========

Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                                         December 31,
                                                            --------------------------------------
 (in thousands)                                                   1996                  1997
-------------------------------------------------------     ----------------      ----------------
DEFERRED TAX ASSETS:
   Net operating loss carryforwards                         $         20,720      $         38,029
   Other deferred tax assets                                           1,326                 3,912
                                                            ----------------      ----------------
Total deferred tax asset                                              22,046                41,941
DEFERRED TAX LIABILITY                                                 1,161                 2,292
                                                            ----------------      ----------------
Net deferred tax asset                                                20,885                39,649
   Less:  valuation allowance                                        (20,885)              (39,649)
                                                            ----------------      ----------------

Total                                                       $              -      $              -
                                                            ================      ================


As of December 31, 1997, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $110 million expiring in fiscal years 2003 through 2012. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry-forwards will be subject to an annual limitation.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements




NOTE 10:  INCOME TAXES (CONTINUED)

The Company's investment in EDN Sovintel is treated for U.S. tax purposes as a partnership and, therefore, the Company's share of EDN Sovintel's income or loss flows through to the Company's consolidated federal income tax return on a current basis. Undistributed earnings of the Company's other foreign investments are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes, or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to foreign withholding taxes and U.S. income taxes (subject to reduction for foreign tax credits).

Certain of the Company's foreign ventures have foreign tax loss carryforwards in excess of $60 million. The Company's financial statements do not reflect any provision for benefits that might be associated with such loss carryforwards.



NOTE 11:        COMMITMENTS AND CONTINGENCIES

LEASES

The Company has various lease agreements for office space, equipment and fiber. The obligations extend through 2018. Most of the leases contain renewal options of one to twelve years. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                                                 December 31,
                                                                     --------------------------------------
                  (in thousands)                                           1996                 1997
                  -----------------------------------------------    -----------------    -----------------
                  Telecommunications equipment                        $          -         $     150,787
                  Less:  accumulated amortization                                -                   482
                                                                      ------------         -------------
                                                                      $          -         $     150,305
                                                                      ============         =============

Rental expense aggregated $2.0 million, $2.2 million, and $3.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

Future minimum payments, by year and in the aggregate, under the capital leases and other non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 1997 were as follows:

                                                                              Capital Leases        Operating Leases
       (in thousands)
       -----------------------------------------------------------------    -------------------    --------------------
       December 31,     1998                                                $         26,679       $             3,311
                        1999                                                          14,217                     2,982
                        2000                                                          15,300                     1,604
                        2001                                                          16,465                     1,143
                        2002                                                          16,630                       933
       Thereafter                                                                   152,016                      1,155
                                                                            ---------------        -------------------
       Total minimum lease payments                                                 241,307        $            11,128
                                                                                                   ===================
       Less amount representing interest                                            102,172
                                                                            ---------------
       Present value of net minimum lease payments                                  139,135
       Less current portion of capital lease obligations                             21,490
                                                                            ---------------
       Long-term portion of capital lease obligations                       $       117,645
                                                                            ===============

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 11:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS AND CONTINGENCIES

In September 1997, the Company purchased the remaining interest in one of its subsidiaries, which owns interests in cellular ventures within the CIS region, for $5.2 million, which was paid in October 1997. Furthermore, the Company is required to pay additional consideration of a minimum of $2.4 million when certain revenue levels are met, certain other events occur or, if neither has occurred, on April 1, 1999. The purchase price and consideration have been allocated to net assets based on the fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $5.9 million, which has been recorded as goodwill and is being amortized on a straight-line basis over five years.

The Company's consolidated and non-consolidated ventures have future purchase commitments amounting to $2.7 million and $1.1 million, respectively, as of December 31, 1997.

In the ordinary course of business, the Company has issued financial guarantees on debt and equities for the benefit of certain of its non-consolidated ventures. The total amount guaranteed at December 31, 1997 was approximately $29.0 million.

MAJOR CUSTOMERS

In 1995, the Company had one major customer, a foreign governmental agency in Central Europe, representing $2.7 million, or 32.1%, of total revenue. In 1996, the Company had two major customers, a foreign governmental agency in Central Europe and a customer in the CIS, representing $3.8 million, or 15.8%, of total revenue and $2.6 million, or 10.8%, of total revenue, respectively. There were no major customers in 1997.

TAX MATTERS

The taxation system in Russia ("Russian Taxes") is evolving as the central government transforms itself from a command to a market oriented economy. The Russian Federation has introduced and continues to introduce new tax and royalty laws and related regulations. These laws and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors, Central Bank officials and the Ministry of Finance. Instances of inconsistent opinions between local, regional and federal tax authorities and between the Central Bank and Ministry of Finance are not unusual.

The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian Taxes, the Company's Russian Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 1996 and 1997. It is the opinion of management that the ultimate resolution of the Company's Russian Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

In various foreign jurisdictions, the Company is obligated to pay value added taxes ("VAT") on the purchase or importation of assets, and for certain other transactions. In many instances, VAT can be offset against VAT the Company collects and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is unclear, the local tax authorities could assert that the Company is obligated to pay additional amounts of VAT. In the opinion of management, any additional VAT the Company may be obligated to pay would not be material.

OTHER MATTERS

In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceeding or other matter other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 12:  RELATED PARTY TRANSACTIONS

As discussed within Note 5, "Debt Obligations," the Company entered into the Debt Obligations during 1996 with the Lenders. The Lenders are shareholders of the Company. As part of these transactions, the Company provided one of the Lenders with the opportunity, at its discretion, to co-invest with the Company in all of the Company's new ventures within the Asia region. The Company repaid the Debt Obligations subsequent to year end (see Note 15, "Subsequent Events").

During 1996 and 1997, the Company, in connection with a venture investment, entered into two financing agreements with a shareholder of the Company for a total of approximately $8.6 million. Subject to certain conditions, the shareholder has the right to require the repayment of this amount in cash or 713,311 shares of the Company's common stock. Subsequent to the Stock Offering, repayment of this financing must be in exchange for the Company's common stock. This amount has been included in "Other financing agreements" (see Note 5, "Debt Obligations").

During 1997, the Company issued 504,600 shares of common stock pursuant to a purchase agreement with a seller for a portion of their interest in a venture within the CIS region. As a result of the issuance of the common shares, the seller became a shareholder of the Company (see Note 3, "Investments in and Advances to Ventures," and Note 6, "Shareholders' Equity").

The Company has entered into certain consulting agreements with directors of the Company and paid $0.2 million, $0.2 million and $0.4 million in 1995, 1996, and 1997, respectively, pursuant to those agreements.

The Company had notes receivable due from employees aggregating $0.1 million and less than $0.1 million as of December 31, 1996 and 1997, respectively, with no single amount due from any individual in excess of $0.1 million.

The Company derived revenue from affiliates of $3.3 million and $4.4 million in 1996 and 1997, respectively. There was no significant revenue earned from affiliate sales in 1995.


NOTE 13:  SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes non-cash investing and financing activities for the Company:

                                                                                         Year Ended December 31,
                                                                                -------------------------------------------
(in thousands)                                                                         1996                   1997
-----------------------------------------------------------------------------   --------------------   --------------------
Purchase of additional interest in Western Europe region subsidiary with
     conversion of debt to equity                                                    $   --                 $  9,139

Line of credit issued as payment on note payable and reclassification of
     restricted cash                                                                     --                    7,887

Conversion of a note payable to stock as additional consideration in relation
     to purchase of interest in a CIS region subsidiary                                 4,497                  4,250

Note payable issued for additional capital infusion in CIS region subsidiary            4,500                  4,125

Capitalization of leases                                                                 --                  139,136


No significant non-cash investing activities were incurred for the year ended December 31, 1995.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 14:  SEGMENT INFORMATION AND CERTAIN GEOGRAPHICAL DATA

The Company operates predominantly in a single industry segment, the telecommunications industry. The industry consists of a wide range of telecommunications services to international business customers, including long distance voice and data services and electronic messaging services. The following tables present consolidated financial information by geographic area for 1995, 1996 and 1997. Transfers between geographic areas were not considered material for disclosure purposes.

                                                                                                      Corporate
                                          Western                         Central                      Office &
(in thousands)                             Europe           CIS           Europe          Asia       Eliminations       Total
--------------------------------------  -------------  --------------  --------------  -----------  ---------------  -------------
YEAR ENDED DECEMBER 31, 1995
   Total revenue                          $     179      $   3,838      $   4,361      $     140      $    (106)     $   8,412
   Gross margin                                (318)          (949)         1,380              9           (106)            16
   Operating loss                            (5,469)       (16,681)        (6,312)        (4,831)       (15,578)       (48,871)
   Net loss                                  (5,452)       (19,415)        (7,091)        (4,771)        (3,671)       (40,400)
   Identifiable assets                        5,898         73,816         15,639          9,167         11,101        115,621
   Liabilities                               11,766         78,440         26,834         13,936        (75,950)        55,026
   Net (liabilities)/assets                  (5,868)        (4,624)       (11,195)        (4,769)        87,051         60,595

                                                                                                      Corporate
                                          Western                         Central                      Office &
(in thousands)                             Europe           CIS           Europe          Asia       Eliminations       Total
--------------------------------------  -------------  --------------  --------------  -----------  ---------------  -------------
YEAR ENDED DECEMBER 31, 1996
   Total revenue                          $    --        $  12,696      $   9,355      $   1,561      $     505      $  24,117
   Gross margin                                --              811          3,292            652            421          5,176
   Operating loss                         (10,679)         (14,608)        (4,651)        (5,057)       (22,934)       (57,929)
   Net loss                               (10,700)         (15,572)        (5,295)        (4,951)       (31,473)       (67,991)
   Identifiable assets                     19,607           96,773         17,339         14,973         88,686        237,378
   Liabilities                             35,728          116,961         33,826         24,753        (93,806)       117,462
   Net (liabilities)/assets               (16,121)         (20,188)       (16,487)        (9,780)       182,492        119,916


                                                                                                      Corporate
                                          Western                         Central                      Office &
(in thousands)                             Europe           CIS           Europe          Asia       Eliminations       Total
--------------------------------------  -------------  --------------  --------------  -----------  ---------------  -------------
YEAR ENDED DECEMBER 31, 1997
   Total revenue                          $   5,373      $  27,045      $  13,513      $   1,016      $     151      $  47,098
   Gross margin                              (4,599)         3,940          4,985            (99)           152          4,379
   Operating loss                           (25,926)        (7,088)        (5,076)       (28,066)       (22,474)       (88,630)
   Net loss                                 (29,064)        (9,505)        (6,882)       (28,043)       (43,492)      (116,986)
   Identifiable assets                      505,593         99,926         23,840         (6,544)       157,646        780,461
   Liabilities                              451,171         62,862         40,465         19,161        148,580        722,239
   Net (liabilities)/assets                  54,422         37,064        (16,625)       (25,705)         9,066         58,222


GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 15:  SUBSEQUENT EVENTS

THE OFFERINGS

In February 1998, the Company completed the Stock Offering in which the Company raised $255.3 million in gross proceeds, including $33.3 million attributable to the sale of shares resulting from the exercise by the underwriters of an over-allotment option, from the sale of 12.8 million shares of common stock at an issue price of $20.00 per share. The Stock Offering resulted in the Company's common stock being listed in the United States on the National Association of Securities Dealers Automated Quotation Market and internationally on the European Association of Securities Dealers Automated Quotation Market. Also in February 1998, the Company completed the Notes Offering and issued $105.0 million aggregate principal amount of senior notes, due February 15, 2005. Interest at 9.875% on the Notes will be payable in cash semiannually on February 15 and August 15 of each year, commencing August 15, 1998. Net proceeds from the Offerings were approximately $336.7 million. Approximately $19.6 million of the net proceeds of the Notes Offering is being held in escrow for the first four semiannual interest payments commencing in 1998. Approximately $85.2 million of the net proceeds of the Offerings has been used to repay the related party Debt Obligations (see Note 5, "Debt Obligations") of $70.0 million plus accrued interest that were due March 31, 2001. In addition, approximately $13.2 million in unamortized discount and debt issuance costs on the Debt Obligations was written off at the time of repayment. The remaining net proceeds from the Offerings will primarily be used to provide working capital for existing ventures, particularly in Russia and the CIS, to expand the Company's operations and for general corporate purposes, including strategic acquisitions.

As a result of the completion of the Stock Offering, the interest rate for the Bonds will remain at 8.75% until maturity (see Note 5, "Debt Obligations") and the 6.25% additional interest that was previously accrued, $4.2 million, has been reflected as an increase to additional paid-in capital. The Bonds are convertible into approximately 7.2 million common shares at a conversion price of $20.00 per share.

The following unaudited pro forma condensed balance sheet and results of operations of the Company give effect to the Offerings as though the transactions had occurred on December 31, 1997. The pro forma shares and per share data have been calculated assuming the Stock Offering occurred on January 1, 1997. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have been obtained if the transactions had occurred in such periods, or which may exist or be obtained in the future.

                                                                                  As Adjusted
CONDENSED BALANCE SHEET (UNAUDITED)               Reported       Adjustments    for the Offerings
--------------------------------------------    -----------      -----------    -----------------
 (in thousands)
Cash and cash equivalents                       $   318,766      $   232,875      $   551,641
Other assets                                        461,695           23,064          484,759
                                                -----------      -----------      -----------
TOTAL ASSETS                                    $   780,461      $   255,939      $ 1,036,400

                                                ===========      ===========      ===========
Long-term debt, less current portion            $   408,330      $   105,000      $   513,330
Related party debt                                   85,504          (72,140)          13,364
Other liabilities                                   228,405           (4,171)         224,234
                                                -----------      -----------      -----------
TOTAL LIABILITIES                                   722,239           28,689          750,928
Minority interest                                    18,766             --             18,766
Common stock subject to repurchase                   12,489          (12,489)            --
Common stock and additional paid-in capital         278,120          252,952          531,072
Cumulative translation adjustment                    (8,269)            --             (8,269)
Accumulated deficit                                (242,884)         (13,213)        (256,097)
                                                -----------      -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                           26,967          239,739          266,706
                                                -----------      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                $   780,461      $   255,939      $ 1,036,400
                                                ===========      ===========      ===========

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements


NOTE 15:  SUBSEQUENT EVENTS (CONTINUED)

                                                                             As Adjusted
                                                                               for the           Loss
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)  Reported      Adjustments      Offerings        per Share
---------------------------------------------- ---------     -----------     -----------      -----------
 (in thousands, except share data)
Loss before extraordinary item                 $(116,986)     $    --        $  (116,986)     $     (2.41)
Extraordinary item                                  --          (13,213)         (13,213)           (0.27)
                                               ---------      ---------      -----------      -----------
Net loss                                       $(116,986)     $ (13,213)     $  (130,199)     $     (2.68)
                                               =========      =========      ===========      ===========
Weighted average common shares outstanding        35,833         12,765           48,598


OTHER SUBSEQUENT EVENT TRANSACTIONS

Pursuant to a purchase agreement that the Company has with a venture's partner in the CIS region (see Note 3, "Investments in and Advances to Ventures," Note 6, "Shareholders' Equity," and Note 12, "Related Party Transactions") the Company is obligated to pay additional consideration, via shares of common stock, based on the subsidiary's earnings performance. Based on the 1997 results, the Company is obligated to issue 336,630 shares of common stock during the first quarter of 1998.

Subsequent to December 31, 1997, HER entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $12.9 million. The commitments have expected lease terms of ten to twenty-one years with options for renewal rights of one and one-half to five additional years.

The Company entered into a rights agreement (the "Rights Agreement") on February 2, 1998, and accordingly, the Company authorized the distribution of one right (a "Right") for each common share outstanding from February 2, 1998 through the distribution date (the "Distribution Date"). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Preferred Stock at an exercise price of $75 per Unit, subject to adjustment. The Distribution Date, as defined in further detail within the Rights Agreement, is triggered when a person acquires 15% of the outstanding common stock of the Company, or a tender or exchange offer is commenced for 15% of such outstanding stock, except in the case of two related party shareholders in which case the acquisition threshold that applies is 20% of such outstanding stock. Under certain circumstances thereafter, certain Rightholders may have the right to purchase common stock of the Company, or of an Acquiring Person, as defined in the Rights Agreement, having a value equal to two times the exercise price of the Rights. In addition, the Rights are redeemable or exchangeable under certain circumstances.


NOTE 16:  EVENTS OCCURRING SUBSEQUENT TO DATE OF AUDIT REPORT

In March 1998, the Company purchased an additional 10% interest in HER from an existing shareholder of HER for ECU 13.5 million (approximately $14.6 million). As a result of the purchase, the Company owns approximately 89% of HER.

                                   Audited Financial Statements

                                             EDN Sovintel

                             Years ended December 31, 1997, 1996 and 1995
                                   with Report of Independent Auditors

                         Report of Independent Auditors



The Board of Directors and Shareholders
EDN Sovintel


We have audited the accompanying balance sheets of EDN Sovintel as of December 31, 1997 and 1996, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDN Sovintel at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statements of the Company at December 31, 1997 and 1996 and for each of the three years ended December 31, 1997, not presented herewith, prepared in compliance with the regulations for bookkeeping and accounting for income tax and statutory reporting purposes in the Russian Federation on which we expect to report separately for the 1997 audited financial statements and have reported separately for the 1996 and 1995 financial statements. The significant differences between the accounting principles applied in preparing the statutory financial statements and accounting principles generally accepted in the United States of America are summarized in Note 2.


                                         Ernst & Young (CIS) Ltd.


Moscow, Russia
February 16, 1998

                                  EDN Sovintel

                                 Balance Sheets

                                                                       DECEMBER 31
                                                                  1997             1996
                                                             -------------------------------
                                                             (In Thousands of US Dollars)
ASSETS
Current assets:
     Cash and cash equivalents                                $    5,620     $    3,606
     Cash deposit with related party                                 485            476
     Accounts receivable, net of allowances                       16,223         15,329
     Due from affiliates                                           1,586          1,879
     Inventories                                                   1,697          1,749
     Prepaid expenses and other assets                             1,630          1,171
     VAT receivable, net                                           3,688          1,157
     Deferred income taxes                                           186
                                                              -------------------------
Total current assets                                              31,115         25,367

Property and equipment, net                                       38,709         27,709
Deferred expenses                                                    945          1,080
                                                              -------------------------

Total assets                                                  $   70,769     $   54,156
                                                              =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note due shareholder                                     $       39     $    5,700
     Trade payables                                                5,725          8,382
     Accrued liabilities and other payables                        3,194          1,661
     Taxes accrued or payable                                      1,088            555
     Amounts due to shareholder and affiliates                    10,104          5,703
     Amount due to partner in commercial venture                   1,350          1,350
                                                              -------------------------
Total current liabilities                                         21,500         23,351

Commitments and contingencies

 Shareholders' equity:
     Capital contributions                                         2,000          2,000
     Retained earnings                                            47,269         28,805
                                                              -------------------------
Total shareholders' equity                                        49,269         30,805
                                                              -------------------------

Total liabilities and shareholders' equity                    $   70,769     $   54,156
                                                              =========================


See accompanying notes.

                                  EDN Sovintel


                   Statements of Income and Retained Earnings


                                                                    YEARS ENDED DECEMBER 31
                                                        1997                  1996                 1995
                                                   -------------------------------------------------------
                                                                  (In Thousands of US Dollars)
Revenues, net:
   Service revenues                                 $   105,288           $     63,488       $      29,920
   Installation revenues                                  5,241                  9,312              12,981
   Product sales                                          3,433                  2,240               1,391
                                                    ------------------------------------------------------
                                                        113,962                 75,040              44,292
Cost of revenues:
   Service costs                                         67,174                 37,884              18,545
   Cost of installation                                   2,621                  4,656               6,491
   Cost of products                                       2,834                  1,370               1,211
                                                    ------------------------------------------------------
                                                         72,629                 43,910              26,247
                                                    ------------------------------------------------------

Gross profit                                             41,333                 31,130              18,045

Selling, general and administrative expenses
                                                         17,020                 10,291               7,145
Interest expense                                            503                    638                 703
Interest income                                            (392)                   (87)                (59)
Other (income) loss                                         (57)                   120                 (98)
Foreign exchange loss on net monetary items
                                                            131                    252                 112
                                                    ------------------------------------------------------

Income before taxes                                      24,128                 19,916              10,242

Income taxes                                              5,664                  5,154               2,594
                                                    ------------------------------------------------------

Net income                                               18,464                 14,762               7,648

Retained earnings, beginning of year                     28,805                 14,043               6,395
                                                    ------------------------------------------------------

Retained earnings, end of year                      $    47,269           $     28,805       $      14,043
                                                    ======================================================



See accompanying notes.

                                  EDN Sovintel


                            Statements of Cash Flows

                                                                YEARS ENDED DECEMBER 31
                                                           1997          1996           1995
                                                     -------------------------------------------
                                                              (In Thousands of US Dollars)
OPERATING ACTIVITIES
Net income                                               $ 18,464      $ 14,762      $  7,648
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                           5,312         3,638         2,448
     Provision for deferred income taxes                     (186)
     Provision for doubtful accounts                          345           678           132
     Write-off of accounts receivable                        (602)         (147)         (492)
     Write-down of network equipment and inventories                        100           196
     Foreign exchange loss                                    131           252           112
Changes in operating assets and liabilities:
     Accounts receivable                                     (637)       (8,460)       (2,759)
     Due from affiliates                                      293          (683)       (1,011)
     Inventories                                               52          (911)         (309)
     Prepaid expenses and other assets                       (538)       (1,108)          599
     VAT receivable, net                                   (2,609)           54          (906)
     Trade payables                                        (2,491)         (193)        2,983
     Accrued liabilities and other payables                 1,533           310         1,233
     Taxes accrued or payable                                 570           326           229
     Amounts due to shareholder and affiliates              4,401         3,039         2,165
                                                         ------------------------------------
Net cash provided by operating activities                  24,038        11,657        12,268

INVESTING ACTIVITIES - purchases of and advances for
   property and equipment                                 (16,177)       (9,863)       (9,259)

FINANCING ACTIVITIES
     Borrowings from shareholder                           10,760        11,300        11,888
     Repayments to shareholder                            (16,421)      (11,100)       (9,271)
     Repayments of long-term debt                                          (694)       (3,979)
     Cash deposited with related party                        (41)         (476)
                                                         ------------------------------------
Net cash used in financing activities                      (5,702)         (970)       (1,362)
Effect of exchange rate changes on cash and cash
   equivalents                                               (145)         (312)
                                                         ------------------------------------

Net increase in cash and cash equivalents                   2,014           512         1,647

Cash and cash equivalents at beginning of year              3,606         3,094         1,447
                                                         ------------------------------------
Cash and cash equivalents at end of year                 $  5,620      $  3,606      $  3,094
                                                         ====================================

See accompanying notes.

                                  EDN Sovintel

                          Notes to Financial Statements

              (US dollar amounts in tables expressed in thousands)


1.  DESCRIPTION OF BUSINESS

EDN Sovintel (the "Company") was created in August 1990 to design, construct, and operate a telecommunications network in Moscow. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies. Telecommunications services are subject to local licensing. The Company's license for international, intercity and local calls was most recently renewed on November 4, 1996 and is valid until May 1, 2000. The Company received a license for leased lines on September 20, 1996 valid for 5 years. The Company began operating in December 1991, providing services under long-term contracts payable in US dollars.

The Company initially registered as a Soviet-American joint venture. The venture re-registered as a Russian limited liability partnership in November 1992. The Company is 50% owned by Open Joint Stock Company "Rostelecom", an intercity and long-distance carrier which is 38% owned by Svyazinvest, and 50% owned by Sovinet, a US general partnership, owned by two wholly-owned Global TeleSystems Group, Inc. ("GTS") subsidiaries.

2.  BASIS OF PRESENTATION

The Company maintains its records and prepares its financial statements in Russian roubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company's books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to certain accrued revenue and expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                  EDN Sovintel

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Accordingly, transactions and balances not already measured in US dollars (primarily Russian roubles) have been remeasured into US dollars in accordance with the relevant provisions of US Financial Accounting Standard ("FAS") No. 52, "Foreign Currency Translation".

Under FAS No. 52, revenues, costs, capital and non-monetary assets and liabilities are translated at historical exchange rates prevailing on the transaction dates. Monetary assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Exchange gains and losses arising from remeasurement of monetary assets and liabilities that are not denominated in US dollars are credited or charged to operations.

The rouble is not a convertible currency outside the territory of Russia. Official exchange rates are determined daily by the Central Bank of Russia ("CBR") and are generally considered to be a reasonable approximation of market rates. The translation of rouble denominated assets and liabilities into US dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in US dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported US dollar values of capital and retained earnings to its shareholders.

The exchange rates at December 31, 1997, 1996 and 1995 for one US dollar were RUR 5,960, RUR 5,560 and RUR 4,640 respectively. At February 16, 1998, the CBR rate had changed to RUR 6,050. The effect of this devaluation of the rouble on monetary assets and liabilities has not been determined.

On January 1, 1998, the CBR introduced a new rouble to replace existing roubles. The new rouble has been redonominated so that one new rouble is equivalent to one thousand old roubles. The old rouble will continue in circulation until December 31, 1998 and will be accepted as legal tender until December 31, 2002.

All rouble amounts reflected in these financial statements are stated in old roubles.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and in the bank.

                                  EDN Sovintel

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are shown at their net realizable value which approximates fair value. Accounts receivable are shown in the balance sheet net of an allowance for uncollectible accounts of $643,000 and $900,000 at December 31, 1997 and 1996, respectively.

INVENTORIES

Inventories consist of telecommunications equipment held for resale and are stated at the lower of cost or market. Cost is computed on a weighted average basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at their historical cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

     Network equipment                                         10 years
     Other property and equipment                             3-5 years

There is no depreciation charge for construction-in-progress. Depreciation commences upon completion of the related project.

DEFERRED EXPENSES

Deferred expenses represent the Company's interest in the historical cost of network equipment owned by MTU Inform, a partner in a commercial venture (Note
8). These expenses are amortized over the equipment's useful life of 10 years.

REVENUE RECOGNITION AND TAXES ON REVENUE

Revenues from telecommunication traffic are recognized in the period in which the traffic occurs. Revenues from product sales, connection fees, and other services are recognized in the period in which the products are shipped, connections made, and services rendered. Taxes on certain revenues were charged at rates ranging from 1.5% to 4.0% over the three years ended December 31, 1997, 1996 and 1995 and amounted to $4,458,000, $2,792,000 and $1,166,000, respectively, and are charged to selling general and administrative expenses.

ADVERTISING

The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1997, 1996 and 1995 were $671,000, $512,000 and $395,000, respectively, and are included in selling, general and administrative expenses.

                                  EDN Sovintel

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT INCENTIVE DEDUCTIONS

Russian legislation allows for certain additional tax deductions related to new asset investments. These deductions are accounted for as a reduction to current income taxes in the year in which they arise.

INCOME TAXES

The Company computes and records income taxes in accordance with FAS No. 109, "Accounting for Income Taxes".

GOVERNMENT PENSION FUNDS

The Company contributes to the Russian Federation state pension fund, social fund, medical insurance fund, unemployment fund and transport fund on behalf of all its Russian employees. Contributions were 40.5%, 40.5% and 41.0% from base payroll for 1997, 1996 and 1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments included in current assets and liabilities is considered to be the carrying value.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal 1998. SFAS No. 130 expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain 1996 and 1995 comparative figures have been reclassified to conform to the presentation adopted in the current year.

                                  EDN Sovintel

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                   1997         1996
                                                                ------------------------

Network equipment                                                $ 43,876      $ 31,251
Other property and equipment                                        4,527         3,108
                                                                 ----------------------
                                                                   48,403        34,359


Accumulated depreciation                                          (14,557)       (9,380)

Construction-in-progress                                            4,409         1,796

Network equipment and advances for network equipment not yet
  in service                                                          454           934
                                                                 ----------------------

Net book value                                                   $ 38,709      $ 27,709
                                                                 ======================

Total depreciation expense on property and equipment for 1997, 1996 and 1995 was $5,177,000, $3,503,000 and $2,253,000, respectively.

5.  INCOME TAXES

The Russian Federation was the only tax jurisdiction in which the Company's income was taxed. The income tax expense reported in the accompanying statements of income and retained earnings for the years ended December 31, 1997, 1996 and 1995 represents the provision for current and deferred taxes.

Significant components of the provision for income taxes for the years ended December 31 are as follows:


                                 1997        1996       1995
                               ------------------------------
Current tax expense            $ 5,850      $5,154     $2,594
Deferred tax benefit              (186)
                               ------------------------------

Provision for income taxes     $ 5,664      $5,154     $2,594
                               ==============================

                                  EDN Sovintel

5.  INCOME TAXES (CONTINUED)

The following is a reconciliation of the tax basis and book basis of the taxable income reported in the Russian statutory financial statements to the income before taxes reported in the accompanying financial statements presented in accordance with US GAAP for the years ended December 31:


                                                     1997         1996          1995
                                                  ------------------------------------
Taxable income reported for Russian
 tax purposes                                     $ 16,184      $ 14,726      $  7,411
    Investment incentive deductions                 12,337         9,030         7,220
    Tax loss carry-forwards utilized                    97           113
    Net permanent difference related to
    revenues and expenses incurred in
    the ordinary course of business
    which are not assessable or
    deductible for Russian tax purposes             (2,455)       (1,174)       (2,595)
                                                  ------------------------------------
Russian income before taxes                         26,163        22,695        12,036

Adjustments to present financial
 statements in accordance with
 US GAAP:
    Reversal of excess depreciation due
      to statutory revaluations                     (2,101)       (1,497)         (293)
    Depreciation rate differences                     (279)         (424)         (236)
    Allowances for uncollectible
     accounts                                           35           369          (132)
    Inventory write-downs                                           (100)         (249)
    Accrual of deductible expenses                  (3,234)       (2,437)       (1,339)
    Accrual of revenue                               2,704         1,093            19
    Foreign exchange differences                       236           280         1,425
    Other                                              604           (63)         (989)
                                                  ------------------------------------

Income before taxes under US GAAP                 $ 24,128      $ 19,916      $ 10,242
                                                  ====================================

                                  EDN Sovintel

5.  INCOME TAXES (CONTINUED)

A reconciliation between the statutory rate and the effective income tax rate is as follows for the years ended December 31:


                                          1997         1996         1995
                                         ---------------------------------
Income tax expense computed on
  financial income before taxes at
  statutory tax rate of 35%              $ 8,445      $ 6,970      $ 3,585

Tax effect of permanent differences:
    Investment incentive deductions       (4,318)      (3,161)      (2,594)
    Tax loss carryforwards utilized          (34)         (40)
    Other permanent differences              859          411          805
    Adjustments made to compute
     income before taxes for US
     GAAP financial reporting              1,142          813          555

Increase (decrease) in the valuation
  allowance for deferred tax assets         (430)         161          243
                                         ---------------------------------
Income tax expense reported in the
  financial statements                   $ 5,664      $ 5,154      $ 2,594
                                         =================================

The deferred tax balances are calculated by applying the statutory tax rates in effect at the respective balance sheet dates to the temporary differences between the tax basis of assets and liabilities and the amount reported in the accompanying financial statements, and consist of the following at December 31:


                                               1997         1996       1995
                                             -------------------------------
Deferred tax assets (liabilities):
    Depreciation                             $   398      $   300      $ 151
    Inventory write-downs and
      allowances                                 235          235        147
    Accrual of expenses                        1,132          898        469
    Accrual of revenue                          (946)        (383)        (7)
    Allowance for uncollectible accounts         (13)                    129
                                             -------------------------------
Deferred tax assets                              806        1,050        889

Valuation allowance for deferred tax
 assets                                         (620)      (1,050)      (889)
                                             -------------------------------

Net deferred tax assets                      $   186      $    --      $  --
                                             ===============================

                                  EDN Sovintel

5.  INCOME TAXES (CONTINUED)

For financial reporting purposes, a valuation allowance has been recognised to reflect management's estimate of the deferred tax assets that are less likely than not to be realized.

The Company paid Russian profits tax of $4,302,000, $5,849,000 and $2,660,000 in 1997, 1996 and 1995, respectively.

6.  NOTE DUE TO SHAREHOLDER AND LONG-TERM DEBT

In October 1995, the Company entered into a $5,000,000 credit facility with Sovinet, one of the Company's shareholders. It was subsequently increased to $7,000,000. In January 1997, this facility was repaid and on January 16, 1997, a new six-month facility was established with GTS Finance, Inc. for $7,000,000 which was then extended to December 19, 1997. The loan was repaid prior to December 31, 1997 except for withholding taxes on interest. The loan carried interest at a rate equal to the then current six month LIBOR rate (5.6%) plus
5.0 percent per annum. As of December 31, 1997, 1996 and 1995, the outstanding borrowings under this agreement were $39,000, $5,700,000 and $5,500,000, respectively.

The Company believes that the carrying value of the above loans approximates fair values.

The Company paid interest of $697,000, $542,000 and $576,000 in 1997, 1996 and
1995, respectively.

7.  SHAREHOLDERS' EQUITY

The Company's capital structure as specified in the charter capital document is as follows as of December 31:

                                                        1997           1996
                                                    -------------------------
Registered capital in Russian roubles:
    Rostelecom                                         600,000        600,000
    Sovinet                                            600,000        600,000
                                                    -------------------------
                                                     1,200,000      1,200,000
                                                    =========================
Historical value of the Company's capital in
 US dollars                                         $    2,000     $    2,000
                                                    =========================

                                  EDN Sovintel

7.  SHAREHOLDERS' EQUITY (CONTINUED)

As a Russian limited liability company, the Company has no capital stock; rather, it has only contributed and locally registered capital in accordance with its charter. As such, no earnings per share data are presented in these financial statements.

Retained earnings available for distribution at December 31, 1997 amounted to 256 billion roubles or approximately $42,953,000 at applicable year-end exchange rates.

8.  RELATED PARTY TRANSACTIONS

Transactions and balances with Rostelecom (one of the Company's shareholders) and its affiliates were as follows, as of and for the years ended December 31:


                                                1997       1996       1995
                                              -----------------------------
Sales                                         $ 2,310     $1,525     $   62
Telecommunication lease and traffic
  costs                                        11,183      4,586      1,506

Amounts due to shareholder and
  affiliates                                    4,184        656        460
Cash deposit with related party                   485        476

At the request of Rostelecom, a shareholder, the Company placed a deposit of
2.65 billion roubles in August 1996 with a Russian bank related to this shareholder. The bank deposit agreement states a deposit term of one year, which was rolled over for an additional year during 1997. The deposit earns interest quarterly at a rate of 15% per annum plus any devaluation losses against the US dollar up to a maximum of 4.8% per quarter. Management is aware that the deposited amount collateralizes certain obligations of the shareholder.

Transactions and balances with Sovinet (one of the Company's shareholders), GTS and affiliates were as follows, as of and for the years ended December 31:


                                        1997      1996       1995
                                       ----------------------------
Sales                                  $4,974     $3,115     $1,041
Management service fees and
 reimbursements of expenses of
 expatriate staff
                                        1,318        927      2,062

Balances due under credit facility         39      5,700      5,500
Interest expense                          503        626        461

Amounts due from affiliates             1,586      1,879      1,196
Amounts due to shareholder and
 affiliates                             5,919      5,047      2,204

                                  EDN Sovintel

8.  RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions and balances with MTU Inform, an entity with which the Company entered into a commercial agreement to co-develop and operate a "258" phone exchange were as follows, as of and for the years ended December 31:


                                       1997       1996        1995
                                     -------------------------------
Telecommunication settlement and
  rent expense                       $19,003     $15,889     $10,491

Balances in trade payables                         1,237       2,184
Balances in accounts receivable          487
Amount due to partner in
commercial venture                     1,350       1,350       1,350
Balances in prepaid expenses and
  other assets                           800

The Company also has an interest in the cost of the related network equipment owned by MTU Inform, which is reflected in the balance sheet, net of related amortization, as deferred expenses. In 1997 the Company prepaid $800 of 1998 rent to MTU-Inform for additional office space to be occupied during 1998.

9.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash deposits and trade accounts receivables. The Company deposits its available cash with several Russian financial institutions. The Company's sales and accounts receivable are made to and due from a variety of international and Russian business customers. As of December 31, 1997, two customers accounted for 16% and 11% of revenues and 11% and 7% of accounts receivable, respectively. As of December 31, 1996, these same two customers accounted for 17% and 16% of revenues and 25% and 10% of accounts receivable, respectively. As of December 31, 1995, these two customers accounted for 1% and 14% of revenues and 10% and 11% of accounts receivable, respectively. The Company has no other significant concentrations of credit risk.

                                  EDN Sovintel

10.  COMMITMENTS

The Company has several cancelable operating leases for office and warehouse space and telecommunications lines with terms ranging from one to five years.

Total rent expense for 1997, 1996 and 1995 was $2,794,000, $2,137,000 and
$1,234,000, respectively.

11.  CONTINGENCIES

Legislation and regulations regarding taxation, foreign currency transactions and licensing of foreign currency loans in the Russian Federation continues to evolve as the central government manages the transformation from a command to a market-oriented economy. The various legislation and regulations are not always clearly written and their interpretation is subject to the opinions of the tax inspectors, Central Bank officials and the Ministry of Finance. Instances of inconsistent opinions between local, regional and national tax authorities and between the Central Bank and Ministry of Finance are not unusual.

The Company believes that it has paid or accrued all taxes that are applicable. Where practice concerning the provision of taxes is unclear, the Company has accrued tax liabilities based on management's best estimate. The Company's policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable.

Because of the uncertainties associated with the Russian tax and legal systems, the ultimate amount of taxes, penalties and interest, if any, assessed may be in excess of the amount expensed to date and accrued at December 31, 1997. It is the opinion of the Company's management that any material amounts are either not probable, not reasonably determinable, or both.

The Company's operations and financial position will continue to be affected by Russian political developments, including the application of existing and future legislation and tax regulations. The Company does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    Information regarding Directors appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference.

    The executive officers of the Company and their ages and business experience since at least January 1, 1993 are as follows.

    Gerald W. Thames, 51, President and Chief Executive Officers. Mr. Thames joined GTS as Chief Executive Officer in February 1994, and has served as a director of GTS since February 1994. From 1990 to 1994, Mr. Thames was President and Chief Executive Officer for British Telecom North America and Syncordia, a joint venture company focused on the international outsourcing market. Mr. Thames has spent over 18 years in senior positions with telecommunications companies, where he was responsible for developing start-up telecommunications companies, including 15 years with AT&T, where he rose to the position of General Manager of Network Services for the Northeast Region of AT&T Communications.

    Bruno d'Avanzo, 56, Executive Vice President and Chief Operating Officer. Mr. d'Avanzo joined GTS as Executive Vice President and Chief Operating Officer in August 1996. From 1994 to 1996, Mr. d'Avanzo was Executive Vice President and Chief Operating Officer of Intelsat, the largest telecommunications satellite operator in the world. From 1992 to 1994, Mr. d'Avanzo was a senior executive with Olivetti Corporation, serving as Vice President and General Manager -- Europe and as Vice President -- U.S., Canada and South America. Mr. d'Avanzo also spent 15 years with Digital Equipment Corporation, a diversified computer manufacturer where his last position was Vice President -- European Sales and Marketing.

    William H. Seippel, 41, Executive Vice President of Finance and Chief Financial Officer. Mr. Seippel joined GTS as Executive Vice President of Finance and Chief Financial Officer in October 1996. From July 1992 to October 1996, Mr. Seippel was Vice President -- Finance and Chief Financial Officer of Landmark Graphics Corporation. From August 1990 to July 1992, Mr. Seippel was Director of Finance for Covia, Inc., an affiliate of United Airlines. From April 1984 to August 1990, Mr. Seippel held the positions of Group Business Controller (1989 to 1990), Group Controller Sales/Marketing (1986 to 1989), and Product Line Controller (1984 to 1986) with Digital Equipment Corporation, a diversified computer manufacturer.

    Jan Loeber, 54, Senior Vice President -- HER. Mr. Loeber joined GTS in January 1995. From October 1992 to December 1994, Mr. Loeber was a Managing Director of BT Securities Corporation. From April 1990 to September 1992, Mr. Loeber held positions as Managing Director of Unitel Ltd. (now One 2 One) in the United Kingdom, Group President of Nokia North America Inc., Vice President of ITT Corporation, and Marketing and Product Management Director of ITT Europe. Mr. Loeber also spent almost 10 years with AT&T, where his last position was Executive Director, Bell Laboratories. Mr. Loeber has over 22 years of experience in the telecommunications industry and an additional 9 years of experience in information technology with the Pentagon, IBM and Chemical Bank of New York.

    Raymond I. Marks, 51, Senior Vice President -- Asia. Mr. Marks joined GTS as Senior Vice President -- Asia in July 1994. From October 1986 to June 1994, Mr. Marks served as Vice President and General Manager of GTE Spacenet Corporation, where he had overall responsibility for strategic planning, domestic and international business development, creation of joint ventures and international alliances, as well as the worldwide management of the marketing, sales and technical support organizations. Mr. Marks has also served as Vice President for the

Digital Information Group for MCI Communications Corporation. Mr. Marks has 28 years of experience in the telecommunications and computer industries.

    Kevin Power, 44, Managing Director -- GTS Monaco Access. Prior to joining GTS Monaco Access in October 1995, Mr. Power was Vice President, Carrier Relations for the Company beginning in November 1994, where he was responsible for assisting and coordinating the carrier activities of the GTS group of companies. In 1988, Mr. Power was one of a group of five people who started the commercial operations of Orion Network Systems and he stayed with the company until the launch of its first satellite in 1994. His last position there was Vice President of Carrier Services. Prior to that, he held positions with INTELSAT, National Economic Research Associates (NERA) and the U.S. Department of Commerce.

    Grier C. Raclin, 45, Senior Vice President and General Counsel. Mr. Raclin joined GTS as its Senior Vice President and General Counsel in September, 1997, and was elected Secretary of the Company in December 1997. Prior to joining GTS, Mr. Raclin served as Vice-Chairman and a Managing Partner of the Washington, D.C. office of Gardner, Carton & Douglas, a 250-attorney, corporate law firm based in Chicago, Illinois, where his practice was concentrated in the area of international telecommunications. Mr. Raclin received his undergraduate and law degrees from Northwestern University and attended the University of Chicago School of Business Executive Program.

    Stewart P. Reich, 53, Senior Vice President -- Russia. Mr. Reich joined GTS as President -- GTS Russia in September 1997. From September 1992 to August 1997, Mr. Reich was President of UTEL, a joint venture of AT&T, Deutsche Telekom, PTT Telecom (Netherlands), and Ukrtelecom (a Ukrainian telecommunications company) which provides international and interregional telecommunications services in Ukraine. From 1982 to 1992, Mr. Reich held various positions at AT&T where his last position was Financial Manager, AT&T International Communications Switched Services. Mr. Reich was also employed for 20 years with Western Electric Company from 1961 to 1981.

    Eileen K. Sweeney, 46, Senior Vice President -- Human Resources. Ms. Sweeney joined GTS as Senior Vice President -- Human Resources in November, 1997. Prior to joining GTS, Ms. Sweeney was President of Global Resource Associates, a consulting company specializing in international human resource issues. Prior to that time, Ms. Sweeney spent 10 years with ITT Corporation in a variety of human resource management positions, including eight years based in Europe and in the Middle East. Ms. Sweeney holds a Master's Degree in Business Administration from Simmons Graduate School of Management in Boston.

    Louis T. Toth, 55, Senior Vice President -- Central Europe. Mr. Toth joined GTS as Senior Vice President -- Central Europe in July 1993. From February 1987 to July 1991, Mr. Toth served as President of Dynaforce Inc. and as Partner and General Manager for the pan-European expansion of Andlinger & Company. Mr. Toth, who is currently based in London, has 23 years of telecommunications experience with ITT Corporation in Europe, Latin America and Asia.

    There are no family relationships among any of the officers listed above. Officers are elected annually to serve for the following year or until the election and qualification of their successors.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference.

ITEM. 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a)    The following documents are filed as part of this report:

1   Financial Statements

    The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

    o     Independent Auditors' Report
    o Consolidated Statements of Operations for each of the Three Years Ended December 31, 1995, 1996 and 1997
    o     Consolidated Balance Sheets as of December 31, 1996 and 1997
    o Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1995, 1996 and 1997
    o Consolidated Statements of Changes in Stockholders' Equity for each of the Three Years Ended December 31, 1995, 1996 and 1997
    o     Notes to Consolidated Financial Statements

    The following financial statements of EDN Sovintel are included in Part II, Item 8 of this report:

    o     Independent Auditors' Report
    o Statements of Income and Retained Earnings for each of the Three Years Ended December 31, 1997, 1996 and 1995
    o     Balance Sheets as of December 31, 1997 and 1996
    o Statements of Cash Flows for each of the Three Years Ended December 31, 1997, 1996 and 1995
    o     Notes to Financial Statements

2   Consolidated Financial Statement Schedules

    The Company has furnished Schedule II - Valuation and Qualifying Accounts on Page _____

    All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

    b)   Reports on Form 8-K

    Date of Report                                  Subject of Report

    None

    c)   Exhibits

     Designation                     Description


     3.1**        -- Certificate of Incorporation of SFMT, Inc.

     3.2**        -- Certificate of Correction to the Certificate of
                     Incorporation of SFMT, Inc., filed with the Delaware
                     Secretary of State on October 8, 1993

     3.3**        -- Certificate of Ownership and Merger Merging San Francisco/Moscow Teleport, Inc.
                     into SFMT, Inc., filed with the Delaware Secretary of State on November 3, 1993

     3.4**        -- Certificate of Amendment to the Certificate of
                     Incorporation of SFMT, Inc., filed with the Delaware
                     Secretary of State on January 12, 1995

     3.5**        -- Certificate of Amendment to the Certificate of
                     Incorporation of SFMT, Inc., filed with the Delaware
                     Secretary of State on February 22, 1995

     3.6**        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc., filed
                     with the Delaware Secretary of State on October 16, 1996

     3.7**        -- By-laws of SFMT, Inc.

     3.8**        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc., filed
                     with the Delaware Secretary of State on December 1, 1997

     3.9**        -- Form of Amended and Restated By-laws of Global TeleSystems Group, Inc.
                     supersedes By-laws of SFMT, Inc. filed as Exhibit 3.7)

     3.10*        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc. filed
                     with the Delaware Secretary of State on January 29, 1998.

     3.11*        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc. filed
                     with the Delaware Secretary of State on February 9, 1998.

     3.12*        -- Certificate of Designation, of the Series A Preferred Stock of the Company.

     4.1**        -- Form of Specimen Stock Certificate for Common Stock of the
                     Registrant

     4.2**        -- Indenture dated as of July 14, 1997 between the Company and
                     The Bank of New York (including the form of Senior
                     Subordinated Convertible Bond due 2000 as an exhibit
                     thereto)

     4.3**        -- Registration Rights Agreement, dated as of July 14,
                     1997, between Global TeleSystems Group, Inc. and UBS
                     Securities LLC.

     4.4**        -- Indenture dated as of August 19, 1997 between Hermes
                     Europe Railtel B.V. and The Bank of New York (including
                     the form of 11 1/2% Senior Note due 2007 as an exhibit
                     thereto)

     4.5**        -- Registration Rights Agreement dated as of August 19, 1997 between
                     Hermes Europe Railtel B.V. and Donaldson, Lufkin &Jenrette Securities
                     Corporation, UBS Securities LLC, and Lehman Brothers, Inc

     4.6**        -- Form of Rights Agreement between Global TeleSystems Group, Inc.
                     and The Bank of New York as Rights
                     Agent.

     4.7*         -- Indenture dated as of February 10, 1998 between Global
                     TeleSystems Group, Inc. and The Bank of New York
                     (including the form of 9 7/8% Senior Notes due 2005 as an
                     exhibit thereto).

    10.1**        -- Senior Note Purchase Agreement, dated as of January
                     19, 1996, among Global TeleSystems Group, Inc., The Open
                     Society Institute and Chatterjee Fund Management, L.P.

    10.1(a)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated June 6, 1996

    10.1(b)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated June 6, 1996

    10.1(c)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated July 23, 1996

    10.1(d)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated September 16, 1996

    10.1(e)**     -- Amendment to Senior Note Purchase Agreement dated



                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated July 11, 1997

    10.1(f)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated July 29, 1997

    10.1(g)**     -- Amendment to Senior Note Purchase Agreement dated January
                     19, 1996 among Global TeleSystems Group, Inc., The Open
                     Society Institute and Chatterjee Fund Management, L.P.,

    10.2**        -- Registration Rights Letter Agreement, dated as of
                     January 19, 1996, among Global TeleSystems Group, Inc.,
                     The Open Society Institute and Chatterjee Fund Management,
                     L.P.

    10.3**        -- Warrant Agreement, dated as of January 19, 1996, among
                     Global TeleSystems Group, Inc., The Open Society Institute
                     and Chatterjee Fund Management, L.P.

    10.4** Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems Group, Inc., The Open Society
                     Institute and Chatterjee Fund Management, L.P.

    10.5          -- Intentionally Omitted

    10.6**        -- Registration Rights Letter Agreement, dated June 6,
                     1996, among the Company, The Open Society Institute,
                     Winston Partners II LDC and Winston Partners II LLC

    10.7**        -- Warrant Agreement, dated as of June 6, 1996, between
                     Global TeleSystems Group, Inc., The Open Society
                     Institute, Winston Partners II LDC and Winston Partners II
                     LLC

    10.8**        -- Senior Note Purchase Agreement, dated as of February 2,
                     1996, between Global TeleSystems Group, Inc. and Emerging
                     Markets Growth Fund, Inc.

    10.8(a)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated June 6, 1996 (see
                     Exhibit No. 10.1(b))

    10.8(b)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated June 6, 1996

    10.8(c)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated July 25, 1996

    10.8(d)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated September 10, 1996

    10.8(e)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated September 16, 1996

    10.8(f)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated December 30, 1996

    10.8(g)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated May 13, 1997

    10.8(h)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated June 20, 1997

    10.8(i)**     -- Amendment to Senior Note Purchase Agreement, dated as of


                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated July 11, 1997

    10.8(j)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated July 21, 1997

    10.8(k)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated August 14, 1997

    10.8(l)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated September 29, 1997

    10.9**        -- Registration Rights Letter Agreement, dated as February 2,
                     1996, between Global TeleSystems Group, Inc. and Emerging
                     Markets Growth Fund, Inc.

    10.10**       -- Warrant Agreement, dated as of February 2, 1996, between
                     Global TeleSystems Group, Inc. and Emerging Markets Growth
                     Fund, Inc.

    10.11         -- Intentionally Omitted

    10.12**       -- Registration Rights Letter Agreement, dated as February 2,
                     1996, between Global TeleSystems Group, Inc. and Capital
                     International Emerging Markets Funds

    10.13**       -- Warrant Agreement, dated as of February 2, 1996, between
                     Global TeleSystems Group, Inc. and Capital International
                     Emerging Markets Funds

    10.14*        -- Restated and Amended Global TeleSystems Group, Inc. Non-Employee Directors' Stock
                     Option Plan

    10.15**       -- GTS-Hermes, Inc. 1994 Stock Option Plan

    10.16**       -- Restricted Stock Grant letter, dated as of January 1, 1995

    10.17**       -- Employment Agreement dated as of January 1995 between SFMT,
                     Inc. and Jan Loeber

    10.18**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Louis Toth

    10.19**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Gerald W. Thames

    10.20**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Raymond J. Marks

    10.21**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Henry Radzikowski

    10.22**       -- SFMT, Inc. Equity Compensation Plan

    10.23**       -- Form of Non-Statutory Stock Option Agreement

    10.24*        -- Third Amended and Restated 1992 Stock Option Plan of Global
                     TeleSystems Group Inc. dated September 25, 1997

    10.25**       -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                     Option Grant

    10.26**      --  Agreement on the Creation and Functions of the Joint
                     Venture of EDN Sovintel, dated June 18, 1990

    10.27**      --  Stock Purchase Agreement among Global TeleSystems Group,
                     Inc, Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                     Limited, and MTU-Inform, dated September 6, 1995

    10.28**      --  Certificate of Registration of Revised and Amended
                     Foundation Document in the State Registration of Commercial
                     Organizations, dated May 30, 1996

    10.29**      --  Agreement on the Creation and Functions of the Joint
                     Venture Sovam Teleport, dated May 26, 1992

    10.30**      --  Amended and Restated Joint Venture Agreement between GTS


                     Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and Erik
                     Jennes, dated July 6, 1995

    10.31**      --  Amended and Restated Shareholders' Agreement between
                     HIT Rail B.V., GTS-Hermes, Inc., Nationale Maatschappu Der
                     Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                     Hermes Europe Railtel B.V., dated July, 1997

    10.31(a)**   --  Shareholders' Agreement among the Hermes Europe
                     Railtel
                     B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB Swed
                     Carrier (incorporated by reference to Exhibit 10.1 to the
                     Hermes Europe Railtel B.V.'s Registration Statement on Form
                     S-4 (File No. 333-37719) filed on December 11, 1997)
                     (supersedes the Amended and Restated Shareholders' Agreement filed as Exhibit 10.31 to this Registration Statement)

    10.32**      --  Company Agreement between The Societe National de
                     Financement, GTS S.A.M. and The Principality of Monaco,
                     dated September 27, 1995

    10.33**      --  Joint Venture Agreement between SFMT-Hungaro Inc. and
                     Montana Holding Vagyonkezelo Kft., dated December 23, 1993

    10.34**      --  Joint Venture and Shareholders' Agreement among Gerard
                     Aircraft Sales and Leasing Company, SFMT-Hungaro Inc., and
                     Microsystem Telecom Rt., dated August 5, 1994

    10.35**      --  Agreement on the Establishment of Limited Liability Company
                     between SFMT-Czech, Inc. and B&H s.r.o., dated July 12, 1994

    10.36**      --  Formation of the Equity Joint Venture between GTS and
                     SSTIC, dated April 12, 1995

    10.37**      --  Contract to Establish the Sino-foreign Cooperative Joint
                     Venture Beijing Tianmu Satellite Communications Technology
                     Co., Ltd, amended, by and between China International Travel
                     Service Telecom Co., Ltd. and American China Investment
                     Corporation, dated March 27, 1996

    10.38**      --  Joint Venture Contract between GTS TransPacific Ventures
                     Limited and Shanghai Intelligence Engineering, Inc., dated
                     March 28, 1996

    10.39**      --  Agreement between Global TeleSystems Group, Inc. and Cesia
                     S.A., dated June 21, 1997

    10.40**      --  Consulting Agreement between SFMT, Inc. and Alan B. Slifka, dated March 1, 1994

    10.41**      --  Consulting Agreement between Global TeleSystems Group, Inc.
                     and Bernard J. McFadden, dated August 15, 1996

    10.42**      --  Consulting Agreement between CESIA S.A. and Hermes Europe
                     Railtel B.V., dated June 20, 1997

    10.43*      --   Key Employee Stock Option Plan of Hermes Europe Railtel B.V.

    21.1*       --   List of Subsidiaries of the Registrant

    23.2*       --   Consent of Ernst & Young LLP

    24.1*       --   Powers of Attorney (included on signature page to this
                     report)

    27.1*       --   Financial Data Schedule extracted from December 31, 1997 audited financial statements


----------
*Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 6 to the Company's registration statement on Form S-1 dated February 5, 1998 (Commission File No. 333-36555)

(d)      Schedules

    Schedule II -- Valuation and Qualifying Accounts. The other financial statement schedules of the Company have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McLean, Commonwealth of Virginia, on this 30 day of March, 1998.

                                        GLOBAL TELESYSTEMS GROUP, INC.

                                        By:

                                            /s/ Gerald W. Thames
                                            Name:  Gerald W. Thames
                                            Title: President and Chief Executive
                                                   Officer


    Each person whose signature appears below constitutes and appoints Gerald
W. Thames, William H. Seippel, Grier Raclin and Richard B. Nash, Jr. and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30 day of March, 1998.



          SIGNATURE                                TITLE                               DATE
          ---------                    ------------------------------------       ---------------
/s/  GERALD W. THAMES                  President, Chief Executive Officer         March 30, 1998
-------------------------------         and Director (principal
     Gerald W. Thames                   executive officer)


/s/  WILLIAM H. SEIPPEL                Executive Vice President ---               March 30, 1998
-------------------------------         Finance and Chief Financial
     William H. Seippel                 Officer (principal financial and
                                        accounting officer)


/s/  ALAN B. SLIFKA                    Chairman of the Board of Directors         March 30, 1998
-------------------------------
     Alan B. Slifka

/s/  GARY GLADSTEIN                    Director                                   March 30, 1998
-------------------------------
     Gary Gladstein

/s/  MICHAEL GREELEY                   Director                                   March 30, 1998
-------------------------------
     Michael Greeley

/s/ BERNARD MCFADDEN                   Director                                   March 30, 1998
-------------------------------
    Bernard McFadden

/s/ STEWART J. PAPERIN                 Director                                   March 30, 1998
-------------------------------
    Stewart J. Paperin

/s/ W. JAMES PEET                      Director                                   March 30, 1998
-------------------------------
    W. James Peet

/s/ JEAN SALMONA                       Director                                   March 30, 1998
-------------------------------
    Jean Salmona

                                       Director                                   March 30, 1998
-------------------------------
    Morris A. Sandler

/s/ JOEL SCHATZ*                       Director                                   March 30, 1998
-------------------------------
    Joel Schatz

                                       Director                                   March 30, 1998
-------------------------------
    Adam Solomon


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

==================================================================================================================

         COL. A                COL. B                     COL. C                       COL. D             COL. E
         ------                ------                     ------                       ------             ------

                                                         ADDITIONS
                                                ---------------------------
                              BALANCE AT        CHARGED TO       CHARGED TO                              BALANCE AT
                              BEGINNING         COSTS AND           OTHER                                    END
       DESCRIPTION            OF PERIOD          EXPENSES         ACCOUNTS            DEDUCTIONS          OF PERIOD
       -----------            ----------        ----------       ----------           ----------         -----------
Allowance for doubtful
accounts at 12/31/95.......          0               30                                                       30

Allowance for doubtful
accounts at 12/31/96.......         30              752                                                      782

Allowance for doubtful
accounts at 12/31/97.......        782            3,303                                                    4,085


                                 EXHIBIT INDEX



   Exhibit
   Number                         Description
   -------            -----------------------------------------
     3.1**        -- Certificate of Incorporation of SFMT, Inc.

     3.2**        -- Certificate of Correction to the Certificate of
                     Incorporation of SFMT, Inc., filed with the Delaware
                     Secretary of State on October 8, 1993

     3.3**        -- Certificate of Ownership and Merger Merging San
                     Francisco/Moscow Teleport, Inc. into SFMT, Inc.,
                     filed with the Delaware Secretary of State on
                     November 3, 1993

     3.4**        -- Certificate of Amendment to the Certificate of
                     Incorporation of SFMT, Inc., filed with the Delaware
                     Secretary of State on January 12, 1995

     3.5**        -- Certificate of Amendment to the Certificate of
                     Incorporation of SFMT, Inc., filed with the Delaware
                     Secretary of State on February 22, 1995

     3.6**        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc., filed
                     with the Delaware Secretary of State on October 16, 1996

     3.7**        -- By-laws of SFMT, Inc.

     3.8**        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc., filed
                     with the Delaware Secretary of State on December 1, 1997

     3.9**        -- Form of Amended and Restated By-laws of Global TeleSystems
                     Group, Inc. supersedes By-laws of SFMT, Inc. filed as
                     Exhibit 3.7)

     3.10*        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc. filed
                     with the Delaware Secretary of State on January 29, 1998.

     3.11*        -- Certificate of Amendment to the Certificate of
                     Incorporation of Global TeleSystems Group, Inc. filed
                     with the Delaware Secretary of State on February 9, 1998.

     3.12*        -- Certificate of Designation, of the Series A Preferred Stock
                     of the Company.

     4.1**        -- Form of Specimen Stock Certificate for Common Stock of the
                     Registrant

     4.2**        -- Indenture dated as of July 14, 1997 between the Company and
                     The Bank of New York (including the form of Senior
                     Subordinated Convertible Bond due 2000 as an exhibit
                     thereto)

     4.3**        -- Registration Rights Agreement, dated as of July 14,
                     1997, between Global TeleSystems Group, Inc. and UBS
                     Securities LLC.

     4.4**        -- Indenture dated as of August 19, 1997 between Hermes
                     Europe Railtel B.V. and The Bank of New York (including
                     the form of 11 1/2% Senior Note due 2007 as an exhibit
                     thereto)

     4.5**        -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                     & Jenrette Securities Corporation, UBS Securities LLC,
                     and Lehman Brothers, Inc

     4.6**        -- Form of Rights Agreement between Global TeleSystems Group, Inc.
                     and The Bank of New York as Rights Agent.

     4.7*         -- Indenture dated as of February 10, 1998 between Global
                     TeleSystems Group, Inc. and The Bank of New York
                     (including the form of 9 7/8% Senior Notes due 2005 as an
                     exhibit thereto).

    10.1**        -- Senior Note Purchase Agreement, dated as of January
                     19, 1996, among Global TeleSystems Group, Inc., The Open
                     Society Institute and Chatterjee Fund Management, L.P.

    10.1(a)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated June 6, 1996

    10.1(b)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated June 6, 1996

    10.1(c)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated July 23, 1996

    10.1(d)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated September 16, 1996


    10.1(e)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated July 11, 1997

    10.1(f)**     -- Amendment to Senior Note Purchase Agreement dated
                     January 19, 1996 among Global TeleSystems Group, Inc., The
                     Open Society Institute and Chatterjee Fund Management,
                     L.P., dated July 29, 1997

    10.1(g)**     -- Amendment to Senior Note Purchase Agreement dated January
                     19, 1996 among Global TeleSystems Group, Inc., The Open
                     Society Institute and Chatterjee Fund Management, L.P.,

    10.2**        -- Registration Rights Letter Agreement, dated as of
                     January 19, 1996, among Global TeleSystems Group, Inc.,
                     The Open Society Institute and Chatterjee Fund Management,
                     L.P.

    10.3**        -- Warrant Agreement, dated as of January 19, 1996, among
                     Global TeleSystems Group, Inc., The Open Society Institute
                     and Chatterjee Fund Management, L.P.

    10.4** Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems Group, Inc., The Open Society
                     Institute and Chatterjee Fund Management, L.P.

    10.5          -- Intentionally Omitted

    10.6**        -- Registration Rights Letter Agreement, dated June 6,
                     1996, among the Company, The Open Society Institute,
                     Winston Partners II LDC and Winston Partners II LLC

    10.7**        -- Warrant Agreement, dated as of June 6, 1996, between
                     Global TeleSystems Group, Inc., The Open Society
                     Institute, Winston Partners II LDC and Winston Partners II
                     LLC

    10.8**        -- Senior Note Purchase Agreement, dated as of February 2,
                     1996, between Global TeleSystems Group, Inc. and Emerging
                     Markets Growth Fund, Inc.

    10.8(a)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated June 6, 1996 (see
                     Exhibit No. 10.1(b))

    10.8(b)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated June 6, 1996

    10.8(c)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated July 25, 1996

    10.8(d)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated September 10, 1996

    10.8(e)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated September 16, 1996

    10.8(f)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated December 30, 1996

    10.8(g)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated May 13, 1997



    10.8(h)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated June 20, 1997

    10.8(i)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated July 11, 1997

    10.8(j)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated July 21, 1997

    10.8(k)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated August 14, 1997

    10.8(l)**     -- Amendment to Senior Note Purchase Agreement, dated as of
                     February 2, 1996, between Global TeleSystems Group, Inc. and
                     Emerging Markets Growth Fund, Inc., dated September 29, 1997

    10.9**        -- Registration Rights Letter Agreement, dated as February 2,
                     1996, between Global TeleSystems Group, Inc. and Emerging
                     Markets Growth Fund, Inc.

    10.10**       -- Warrant Agreement, dated as of February 2, 1996, between
                     Global TeleSystems Group, Inc. and Emerging Markets Growth
                     Fund, Inc.

    10.11         -- Intentionally Omitted

    10.12**       -- Registration Rights Letter Agreement, dated as February 2,
                     1996, between Global TeleSystems Group, Inc. and Capital
                     International Emerging Markets Funds

    10.13**       -- Warrant Agreement, dated as of February 2, 1996, between
                     Global TeleSystems Group, Inc. and Capital International
                     Emerging Markets Funds

    10.14*        -- Restated and Amended Global TeleSystems Group, Inc.
                     Non-Employee Directors' Stock Option Plan

    10.15**       -- GTS-Hermes, Inc. 1994 Stock Option Plan

    10.16**       -- Restricted Stock Grant letter, dated as of January 1, 1995

    10.17**       -- Employment Agreement dated as of January 1995 between SFMT,
                     Inc. and Jan Loeber

    10.18**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Louis Toth

    10.19**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Gerald W. Thames

    10.20**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Raymond J. Marks

    10.21**       -- Employment Agreement dated as of April 1996 between GTS
                     Group, Inc. and Henry Radzikowski

    10.22**       -- SFMT, Inc. Equity Compensation Plan

    10.23**       -- Form of Non-Statutory Stock Option Agreement

    10.24*        -- Third Amended and Restated 1992 Stock Option Plan of Global
                     TeleSystems Group Inc. dated September 25, 1997

    10.25**       -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                     Option Grant

    10.26**      --  Agreement on the Creation and Functions of the Joint
                     Venture of EDN Sovintel, dated June 18, 1990

    10.27**      --  Stock Purchase Agreement among Global TeleSystems Group,
                     Inc, Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                     Limited, and MTU-Inform, dated September 6, 1995

    10.28**      --  Certificate of Registration of Revised and Amended
                     Foundation Document in the State Registration of Commercial
                     Organizations, dated May 30, 1996



    10.29**      --  Agreement on the Creation and Functions of the Joint
                     Venture Sovam Teleport, dated May 26, 1992

    10.30**      --  Amended and Restated Joint Venture Agreement between GTS
                     Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and Erik
                     Jennes, dated July 6, 1995

    10.31**      --  Amended and Restated Shareholders' Agreement between
                     HIT Rail B.V., GTS-Hermes, Inc., Nationale Maatschappu Der
                     Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                     Hermes Europe Railtel B.V., dated July, 1997

    10.31(a)**   --  Shareholders' Agreement among the Hermes Europe Railtel
                     B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS
                     and AB Swed Carrier (incorporated by reference to Exhibit
                     10.1 to the Hermes Europe Railtel B.V.'s Registration
                     Statement on Form S-4 (File No. 333-37719) filed on
                     December 11, 1997) (supersedes the Amended and Restated
                     Shareholders' Agreement filed as Exhibit 10.31 to this
                     Registration Statement)

    10.32**      --  Company Agreement between The Societe National de
                     Financement, GTS S.A.M. and The Principality of Monaco,
                     dated September 27, 1995

    10.33**      --  Joint Venture Agreement between SFMT-Hungaro Inc. and
                     Montana Holding Vagyonkezelo Kft., dated December 23, 1993

    10.34**      --  Joint Venture and Shareholders' Agreement among Gerard
                     Aircraft Sales and Leasing Company, SFMT-Hungaro Inc., and
                     Microsystem Telecom Rt., dated August 5, 1994

    10.35**      --  Agreement on the Establishment of Limited Liability Company
                     between SFMT-Czech, Inc. and B&H s.r.o., dated July 12, 1994

    10.36**      --  Formation of the Equity Joint Venture between GTS and
                     SSTIC, dated April 12, 1995

    10.37**      --  Contract to Establish the Sino-foreign Cooperative Joint
                     Venture Beijing Tianmu Satellite Communications Technology
                     Co., Ltd, amended, by and between China International Travel
                     Service Telecom Co., Ltd. and American China Investment
                     Corporation, dated March 27, 1996

    10.38**      --  Joint Venture Contract between GTS TransPacific Ventures
                     Limited and Shanghai Intelligence Engineering, Inc., dated
                     March 28, 1996

    10.39**      --  Agreement between Global TeleSystems Group, Inc. and Cesia
                     S.A., dated June 21, 1997

    10.40**      --  Consulting Agreement between SFMT, Inc. and Alan B. Slifka, dated March 1, 1994

    10.41**      --  Consulting Agreement between Global TeleSystems Group, Inc.
                     and Bernard J. McFadden, dated August 15, 1996

    10.42**      --  Consulting Agreement between CESIA S.A. and Hermes Europe
                     Railtel B.V., dated June 20, 1997

    10.43*      --   Key Employee Stock Option Plan of Hermes Europe Railtel B.V.

    21.1*       --   List of Subsidiaries of the Registrant

    23.2*       --   Consent of Ernst & Young LLP

    24.1*       --   Powers of Attorney (included on signature page to this
                     report)

    27.1*       --   Financial Data Schedule extracted from December 31, 1997 audited financial statements


----------

*Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 6 to the Company's registration statement on Form S-1 dated February 5, 1998 (Commission File No. 333-36555)