Form 10-Q
period 1998-03-31
GLOBAL TELESYSTEMS GROUP INC
filed 1998-05-15
CIK 946392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                           (Commission file number: )

                         GLOBAL TELESYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                      94-3068423
(State of incorporation)                 (I.R.S. Employer Identification No.)


                  1751 Pinnacle Drive, North Tower, 12th Floor
                             McLean, Virginia 22102
                     (Address of principal executive office)
                                 (703) 918-4500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                    No [ ]

         At April 30, 1998, there were outstanding approximately 53,245,706 shares of common stock of the registrant.

                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1A  Financial Statements of Global TeleSystems Group, Inc.

         Condensed Consolidated Balance Sheets
         As of December 31, 1997 and March 31, 1998

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 1997 and 1998

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1997 and 1998

         Notes to Condensed Consolidated Financial Statements

Item 1B  Financial Statements of EDN Sovintel

         Condensed Balance Sheets
         As of December 31, 1997 and March 31, 1998

         Condensed Statements of Operations
         For the Three Months Ended March 31, 1997 and 1998

         Condensed Statements of Cash Flows
         For the Three Months Ended March 31, 1997 and 1998

         Notes to Condensed Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other Information

Item 2   Changes in Securities and Use of Proceeds

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1A  Financial Statements of Global TeleSystems Group, Inc.

         Condensed Consolidated Balance Sheets
         As of December 31, 1997 and March 31, 1998

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 1997 and 1998

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1997 and 1998

         Notes to Condensed Consolidated Financial Statements

GLOBAL TELESYSTEMS GROUP, INC.
Condensed, Consolidated Balance Sheets
(unaudited)

                                                                                           December 31,        March 31,
                                                                                               1997               1998
-------------------------------------------------------------------------------------     -------------      -------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $     318,766      $     507,895
Accounts receivable, net                                                                         17,079             23,078
Restricted cash                                                                                  30,486             41,344
Prepaid expenses                                                                                 14,101             15,492
Other assets                                                                                      6,707              8,113
                                                                                          -------------      -------------

TOTAL CURRENT ASSETS                                                                            387,139            595,922

Property and equipment, net                                                                     236,897            270,641
Investments in and advances to ventures                                                          76,730             88,083
Goodwill and intangible assets, net                                                              43,284             58,055
Restricted cash                                                                                  36,411             35,849
                                                                                          -------------      -------------

TOTAL ASSETS                                                                              $     780,461      $   1,048,550
                                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                                     $      61,984      $      62,750
Debt maturing within one year                                                                     6,390              8,882
Current portion of capital lease obligations                                                     21,490             19,250
Related party debt maturing within one year                                                       5,708             10,023
Other current liabilities                                                                         6,301             20,510
                                                                                          -------------      -------------

TOTAL CURRENT LIABILITIES                                                                       101,873            121,415

Long-term debt, less current portion                                                            408,330            506,336
Long-term portion of capital lease obligations                                                  117,645            136,988
Related party long-term debt, less current portion                                               79,796              3,530
Taxes and other non-current liabilities                                                          14,595             12,970
                                                                                          -------------      -------------

TOTAL LIABILITIES                                                                               722,239            781,239

COMMITMENTS AND CONTINGENCIES
Minority interest                                                                                18,766             12,470
Common stock, subject to repurchase (797,100 outstanding at
   December 31, 1997)                                                                            12,489                 --

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value (10,000,000 shares authorized;
   none issued and outstanding)                                                                      --                 --
Common stock, $0.10 par value (135,000,000, shares authorized; 37,606,814 and
   52,040,140 shares issued and outstanding, net of 195,528 and 195,528 shares
   of treasury stock at December 31, 1997 and March 31, 1998, respectively)                       3,761              5,204
Additional paid-in capital                                                                      274,359            539,911
Accumulated other comprehensive loss                                                             (8,269)           (10,213)
Accumulated deficit                                                                            (242,884)          (280,061)
                                                                                          -------------      -------------

TOTAL SHAREHOLDERS' EQUITY                                                                       26,967            254,841
                                                                                          -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $     780,461      $   1,048,550
                                                                                          =============      =============

GLOBAL TELESYSTEMS GROUP, INC.
Condensed, Consolidated Statements of Operations
(unaudited)

                                                                Three Months     Three Months
                                                               Ended March 31,  Ended March 31,
                                                                     1997           1998
------------------------------------------------------------     ----------      ----------
(in thousands, except per share data)
REVENUES, NET:

   Telecommunication and other services                          $    7,957      $   20,792
   Equipment sales                                                      430           2,025
                                                                 ----------      ----------
                                                                      8,387          22,817
                                                                 ----------      ----------
OPERATING COSTS AND EXPENSES:

   Cost of revenues:
      Telecommunication and other services                            5,550          17,467
      Equipment sales                                                   874           1,556
   Selling, general and administrative                               11,488          19,749
   Depreciation and amortization                                      1,246           2,195
   Non-income taxes                                                     287             742
                                                                 ----------      ----------
                                                                     19,445          41,709

   Equity in losses (earnings) of ventures                            3,420          (3,412)
                                                                 ----------      ----------

LOSS FROM OPERATIONS                                                (14,478)        (15,480)

OTHER INCOME (EXPENSE):

   Interest income                                                    1,296           7,066
   Interest expense                                                  (3,668)        (16,466)
   Foreign currency losses                                             (494)         (1,394)
                                                                 ----------      ----------
                                                                     (2,866)        (10,794)
                                                                 ----------      ----------

Net loss before income taxes, minority interest and
   extraordinary loss                                               (17,344)        (26,274)
Income taxes                                                            365             552
                                                                 ----------      ----------

Net loss before minority interest and extraordinary loss            (17,709)        (26,826)
Minority interest                                                       (24)          2,353
                                                                 ----------      ----------

Net loss before extraordinary loss                                  (17,733)        (24,473)
Extraordinary loss - extinguishment of debt                              --         (12,704)
                                                                 ----------      ----------

NET LOSS                                                         $  (17,733)     $  (37,177)
                                                                 ==========      ==========

Loss per share before extraordinary loss                         $    (0.51)     $    (0.54)
Extraordinary loss per share                                             --           (0.28)
                                                                 ----------      ----------

Net loss per share                                               $    (0.51)     $    (0.82)
                                                                 ==========      ==========

Weighted average common shares outstanding                           34,758          45,549
                                                                 ==========      ==========

GLOBAL TELESYSTEMS GROUP, INC.
Condensed, Consolidated Statements of Cash Flows
(unaudited)

                                                                                    Three Months      Three Months
                                                                                   Ended March 31,   Ended March 31,
                                                                                         1997             1998
--------------------------------------------------------------------------------     -----------      -----------
(in thousands)
OPERATING ACTIVITIES
Net loss                                                                             $   (17,733)     $   (37,177)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Extraordinary loss                                                                         --           12,704
   Depreciation and amortization                                                           2,124            7,150
   Amortization of discount on note payable                                                1,157              477
   Equity in losses (earnings) of ventures, net of dividends received                      3,420           (3,412)
   Deferred interest                                                                       1,806            1,636
   Minority interest                                                                          24           (6,561)
   Other                                                                                     255             (237)
   Changes in assets and liabilities, excluding effects of
      acquisitions and ventures:
         Accounts receivable                                                              (2,259)          (2,162)
         Prepaid expenses                                                                   (803)          (1,161)
         Accounts payable and accrued expenses                                            (1,848)            (774)
         Other changes in assets and liabilities                                             500            2,130
                                                                                     -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                                    (13,357)         (27,387)

INVESTING ACTIVITIES
   Investments in and advances to ventures, net of repayments                            (10,420)           2,370
   Purchases of property and equipment                                                    (1,589)         (14,389)
   Restricted cash                                                                           238          (10,357)
   Goodwill and other intangibles                                                            208          (14,634)
                                                                                     -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                    (11,563)         (37,010)

FINANCING ACTIVITIES
   Proceeds from debt                                                                         --          105,300
   Repayments of debt                                                                       (175)         (91,355)
   Payment of debt issue costs                                                                --           (3,957)
   Net proceeds from issuance of common stock                                                 --          235,620
   Other financing activities                                                               (394)           7,199
                                                                                     -----------      -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                         (569)         252,807

Effect of exchange rate changes on cash and
   cash equivalents                                                                       (1,692)             719
                                                                                     -----------      -----------

Net (decrease) increase in cash and cash equivalents                                     (27,181)         189,129
Cash and cash equivalents at beginning of period                                          57,874          318,766
                                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    30,693      $   507,895
                                                                                     ===========      ===========

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Condensed, Consolidated Financial Statements
(unaudited)


1.  Financial Presentation and Disclosures

    The financial statements of Global TeleSystems Group, Inc. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 1998 may not be indicative of the operating results for the full year.

    The Company's operations are carried out through alliances with strategic local partners in the form of venture arrangements. Wholly-owned subsidiaries and majority-owned ventures where the Company has unilateral operating and financial control are consolidated within the Company's financial results and operations. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control, are accounted for by the equity method. The Company has certain majority-owned investments that are accounted for by the equity method as a result of minority shareholder rights, super-majority voting conditions or other governmentally imposed uncertainties so severe that they prevent the Company from obtaining unilateral control of the venture. If the Company has little ability to exercise significant influence over the ventures, those ventures are accounted for by the cost method. All significant intercompany accounts and transactions are eliminated upon consolidation.

    The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously recorded have been recovered.

2.  Policies and Procedures

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from nonowner sources. Comprehensive loss was $19.4 million and $39.1 million for the three months ended March 31, 1997 and 1998, respectively, and was comprised of net loss of $17.7 million and $37.2 million and foreign currency translation adjustments of $1.7 million and $1.9 million for the three months ended March 31, 1997 and 1998, respectively.

    During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and diluted earnings per share for all periods presented. The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options, warrants, and convertible debt instruments have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

    Certain reclassifications have been made to the March 1997 condensed, consolidated financial statements in order to conform to the 1998 presentation.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Condensed, Consolidated Financial Statements
(unaudited)

3.  Shareholders' Equity

    In February 1998, the Company completed an initial public offering of 12.8 million shares of common stock at $20.00 per common share (the "Stock Offering"). The Stock Offering resulted in the Company's common stock being listed in the United States on the National Association of Securities Dealers Automated Quotation Market and internationally on the European Association of Securities Dealers Automated Quotation Market. Net proceeds from the Stock Offering were approximately $235.6 million.

    As a result of the Stock Offering, the Company no longer has a significant obligation to repurchase or assist the seller in locating a purchaser for the 797,100 shares of common stock subject to repurchase that were outstanding at December 31, 1997. Therefore, all amounts outstanding have been reclassified as additional paid-in capital as of March 31, 1998.

4.  Debt Obligations

    In February 1998, the Company issued aggregate principal amount $105.0 million of 9.875% senior notes due in 2005 (the "Notes Offering" and together with the Stock Offering, the "Offerings"). Net proceeds from the Notes Offering were approximately $100.5 million. Approximately $19.6 million of the net proceeds was placed in escrow for the first four semiannual interest payments, commencing August 15, 1998.

    As a result of the completion of the Stock Offering, the interest rate on the $144.8 million aggregate principal amount of senior subordinated convertible bonds issued in July 1997 (the "Bonds") will remain at 8.75% until maturity and the approximately $5.1 million of the 6.25% additional interest that was previously accrued through the date of the Stock Offering has been reflected as an increase to additional paid-in capital. Upon completion of the Stock Offering, the Bonds became convertible into 7.2 million common shares at a conversion price of $20.00 per share. In March 1998, $6.4 million of the outstanding Bonds was converted into 0.3 million shares of the Company's common stock.

    In 1996, the Company entered into long-term obligations ("Debt Obligations") totaling $70.0 million with lenders that are affiliated with and are considered related parties to the Company as a result of their ownership of the Company's common stock. In February 1998, approximately $85.2 million of the net proceeds of the Offerings was used to repay the Debt Obligations of $70.0 million plus accrued interest that were due March 31, 2001. In addition, the unamortized discount costs and debt issuance costs on the Debt Obligations were written off at the time of repayment, resulting in the Company recording an extraordinary loss of $12.7 million.

5.  Other Transactions

    In March 1998, the Company purchased an additional 10.3% interest in Hermes Europe Railtel B.V. ("HER") from an existing shareholder of HER for ECU 13.5 million (approximately $14.6 million). As a result of the purchase, the Company owns approximately 89.4% of HER. The purchase price has been allocated to the net assets based on the fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired was $10.2 million, which has been recorded as goodwill and is being amortized on a straight-line basis over five years.

    Pursuant to a purchase agreement that the Company has with a venture's partner, the Company was obligated to issue 336,630 shares of common stock to the partner, based on the venture's 1997 earnings performance. These shares were issued to the partner in April 1998 and the obligation of $13.5 million, based on the share price of the common stock on the date of issuance, has been reflected in "Other current liabilities" on the balance sheet as of March 31, 1998.

GLOBAL TELESYSTEMS GROUP, INC.
Notes to Condensed, Consolidated Financial Statements
(unaudited)

    In February 1998, the Company acquired the remaining 33% interest in Sovam Teleport from its minority partner and as a result in 1998 Sovam is accounted for by the consolidation as opposed to the equity method of accounting. The Company paid a nominal amount for the additional interest.

6.  Supplemental Cash Flow Information

    The following table summarizes non-cash investing and financing activities for the Company:

                                                                                                      Three Months Ended
                                                                                                        March 31, 1998
                                                                                                      -------------------
                                                                                                        (in thousands)
       Capitalization of leases                                                                          $   26,864

       Accrual for additional consideration in relation to purchase of a venture                             13,549

       Reclassification of common stock subject to repurchase                                                12,489

       Conversion of the Bonds into common stock                                                              6,350

       Reclassification of accrued interest on the Bonds                                                      5,052

    No significant non-cash activities were incurred for the three months ended March 31, 1997.

7.  Subsequent Events

    In April 1998, $16.3 million of the Bonds were converted into 0.8 million common shares of the Company's common stock.

    Subsequent to March 31, 1998, HER entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilize the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $22.5 million. The commitments have expected lease terms of ten to twenty-one years with options for renewal rights of one and one-half to five additional years.

Item 1B  Financial Statements of EDN Sovintel

         Condensed Balance Sheets
         As of December 31, 1997 and March 31, 1998

         Condensed Statements of Operations
         For the Three Months Ended March 31, 1997 and 1998

         Condensed Statements of Cash Flows
         For the Three Months Ended March 31, 1997 and 1998

         Notes to Condensed Financial Statements

                                  EDN SOVINTEL


                         Condensed Financial Statements


                          For the First Quarter of 1998


                                   (Unaudited)

EDN SOVINTEL
Condensed Balance Sheets
(unaudited)

                                                                               December 31,     March 31,
                                                                                   1997           1998
---------------------------------------------------------------------------     ----------     ----------
(in thousands)
                                   ASSETS
Current assets
   Cash and cash equivalents                                                    $    5,620     $    6,956
   Accounts receivable, less allowance for doubtful accounts of $643 and
      $800 at December 31, 1997 and March 31, 1998                                  16,223         19,766
   Restricted cash                                                                     485            474
   Due from affiliated companies                                                     1,586          2,267
   Inventory                                                                         1,697          1,697
   Deferred tax asset                                                                  186            186
   Prepaid expenses and other assets                                                 5,318          7,303
                                                                                ----------     ----------

      Total current assets                                                          31,115         38,649

Property and equipment, net of accumulated depreciation of $14,557 and
   $16,026 at December 31, 1997 and March 31, 1998                                  38,709         40,741
Deferred expenses                                                                      945            912
                                                                                ==========     ==========

      TOTAL ASSETS                                                              $   70,769     $   80,302
                                                                                ==========     ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                             $    5,725     $    6,543
   Accrued expenses                                                                  3,194          2,969
   Due to affiliated companies                                                      10,104         12,478
   Note payable to shareholder                                                          39             --
   Taxes and other liabilities                                                       2,438          4,698
                                                                                ----------     ----------

      TOTAL LIABILITIES                                                             21,500         26,688

Commitments and contingencies

                            SHAREHOLDERS' EQUITY
Contributed capital                                                                  2,000          2,000
Retained earnings                                                                   47,269         51,614
                                                                                ----------     ----------

      TOTAL SHAREHOLDERS' EQUITY                                                    49,269         53,614
                                                                                ----------     ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   70,769     $   80,302
                                                                                ==========     ==========

   The accompanying notes are an integral part of these financial statements.

EDN SOVINTEL
Condensed Statements of Operations
(unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                               1997            1998
          ---------------------------------------------     ----------      ----------
          (in thousands)
          REVENUES, NET:                                        25,162          32,404

          COST OF REVENUES:                                     14,763          21,957
                                                            ----------      ----------

          Gross margin                                          10,399          10,447

          OPERATING EXPENSES:
             Selling, general and administrative                 2,696           3,027
             Depreciation and amortization                         160             177
             Non-income taxes                                      999           1,442
                                                            ----------      ----------
                Total operating expenses                         3,855           4,646

          Income from operations                                 6,544           5,801

          OTHER (EXPENSE) INCOME:
             Interest income                                        55              37
             Interest expense                                     (159)             --
             Foreign currency losses                               (38)           (220)
                                                            ----------      ----------
                                                                  (142)           (183)

          Net income before taxes                                6,402           5,618

          Income taxes                                           1,708           1,273
                                                            ----------      ----------

          Net income                                        $    4,694      $    4,345
                                                            ==========      ==========


   The accompanying notes are an integral part of these financial statements.

EDN SOVINTEL
Condensed Statements of Cash Flows
(unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                   1997            1998
          ----------------------------------------------------------------      ----------      ----------
          (in thousands)
          OPERATING ACTIVITIES
          Net income                                                            $    4,694      $    4,345
          Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                           1,113           1,501
             Provision for doubtful accounts                                           152             157
             Changes in assets and liabilities:
                 Accounts receivable                                                (4,616)         (3,700)
                 Inventory                                                             293              --
                 Prepaid expenses and other assets                                    (600)         (1,985)
                 Accounts payable and accrued expenses                               1,686           2,853
                                                                                ----------      ----------

          Net cash provided by operating activities                                  2,722           3,171

          INVESTING ACTIVITIES
             Purchases of property and equipment                                    (3,541)         (3,500)
             Restricted cash                                                           (31)             11
                                                                                ----------      ----------

          Net cash used in investing activities                                     (3,572)         (3,489)

          FINANCING ACTIVITIES
             Borrowing on (repayment of) shareholder note, net                         204             (39)
             Due to affiliated companies, net                                         (961)          1,693
                                                                                ----------      ----------

          Net cash (used in) provided by financing activities                         (757)          1,654
                                                                                ----------      ----------

          Net (decrease) increase in cash and cash equivalents                      (1,607)          1,336

          Cash and cash equivalents at beginning of period                           3,606           5,620
                                                                                ----------      ----------

          Cash and cash equivalents at end of period                            $    1,999      $    6,956
                                                                                ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                  EDN SOVINTEL
                     Notes to Condensed Financial Statements
                                   (unaudited)


1.  Financial Presentation and Disclosures

    In the opinion of management, the accompanying unaudited condensed financial statements of EDN Sovintel (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1997 and March 31, 1998, and the results of operations and cash flows for the periods indicated.

    The Company was established as a competitive local exchange carrier (CLEC) in August 1990. Through the design, construction, and operation of a telecommunications network in Moscow, the Company provides its customers, principally major hotels, business offices and mobile communications companies, with an alternative to the local telephone company for worldwide communications services. Telecommunications services are subject to local licensing. The Company's license for international, intercity and local calls was most recently renewed on November 4, 1996 and is valid until May 1, 2000. The Company received a license for leased lines on September 20, 1996 valid for 5 years. The Company began operating in December 1991, providing services under long-term contracts payable in US dollars.

    The Company initially registered as a Soviet-American joint venture. The venture re-registered as a Russian limited liability partnership in November 1992. The Company is 50% owned by Open Joint Stock Company "Rostelecom," an intercity and long-distance carrier which is 38% owned by Svyazinvest, and 50% owned by Sovinet, a US general partnership, owned by two wholly-owned Global TeleSystems Group, Inc. ("GTS") subsidiaries.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Material accruals have been recorded; however, other adjustments may have been required had an audit been performed. It is suggested that these financial statements be read in conjunction with the Company's 1997 audited financial statements and the notes related thereto. The results of operations for the three months ended March 31, 1998 may not be indicative of the operating results for the full year.

    The Company maintains its records and prepares its financial statements in Russian roubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company's statutory books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to certain accrued revenue and expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment. The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Policies and Procedures

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from nonowner sources. For the three months ended March 31, 1997 and 1998, comprehensive income for the Company is equal to net income.

                                  EDN SOVINTEL
                     Notes to Condensed Financial Statements
                                   (unaudited)

3.  Contingencies

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

    Because of the uncertainties associated with the Russian tax and legal systems, the ultimate amount of taxes, penalties and interest, if any, assessed may be in excess of the amount expensed to date and accrued at December 31, 1997 and March 31, 1998.

    The Company's operations and financial position will continue to be affected by Russian political developments, including the application of existing and future legislation and tax regulations. The Company does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    Business. GTS is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers in Russia and the CIS, Central Europe and Asia. In Western Europe, through HER, GTS is developing and operating the initial segments of a pan-European high capacity fiber optic network which is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe. GTS's strategy to develop its businesses generally has been to establish joint ventures with a strong local partner or partners while maintaining a significant degree of operational control. The Company's business activities consist of the ownership and operation of (i) international long distance businesses, which operate through international gateways that provide international switching services and transmission capacity, (ii) local access networks, which provide local telephone service, (iii) cellular networks, which provide wireless telecommunications services, (iv) a domestic long distance business, (v) data networks and (vi) carriers' carrier networks, which provide high volume transmission capacity to other carriers.

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

    Profit and Loss Accounting. The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk (which includes all of the Company's significant ventures except for Sovintel and, historically, HER). Accordingly, the portion of the losses that would normally be assigned to the minority interest partner ("Excess Losses") is recognized by the Company. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the Excess Losses previously recognized by the Company have been recovered. As of March 31, 1998, $5.3 million and $8.9 million represent the net unrecovered Excess Losses for the Company's consolidated and equity method investments, respectively, that is expected to favorably benefit future period results from operations upon the Company's existing business ventures becoming profitable. This accounting policy was adopted prior to 1995; however, 1995 was the first year that the excess loss amount was deemed material for recognition within the Company's accounting records. For the period from January 1, 1997, through August 31, 1997, the Company recognized 100% of HER's losses due to GTS being the financing partner during this period. As a result of HER's issuance of $265 million aggregate principal amount of senior notes (of which $56.6 million was placed in escrow for the first two years' interest payments) in August 1997, the Company no longer considers itself as the financing partner.

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

    The following table summarizes the accounting methodology for the principal business ventures through which the Company conducts its business.

                                        COUNTRY/REGION       EFFECTIVE GTS       ACCOUNTING
Company Name                            OF OPERATIONS          OWNERSHIP         METHODOLOGY
-------------------------------        ----------------     ---------------     -------------
CIS
   Sovintel                               Russia                 50%                Equity
   TCM                                    Russia                 50% (1)            Equity
   TeleRoss Operating Company             Russia                100% (2)            Consolidated
   TeleRoss Ventures                      Russia                 50% (3)            Equity
   Sovam                                  Russia                100% (4)            Consolidated  (4)
   GTS Cellular                           CIS                    25%-70% (5)        Equity

Western Europe
   HER                                    Western Europe         89% (6)            Consolidated  (6)
   GTS-Monaco Access                      Monaco                 50%                Equity

Central Europe
   GTS-Hungary                            Hungary                99%                Consolidated
   EuroHivo                               Hungary                70% (7)            Equity
   CzechNet                               Czech Republic        100%                Consolidated
   CzechCom                               Czech Republic        100%                Consolidated

Asia
   V-Tech                                 China                  75%                Equity
   Beijing Tianmu                         China                  47%                Equity
   CDI                                    India                 100%                Consolidated

----------

(1) The Company is currently engaged in negotiations to purchase the remaining minority ownership interest in GTS-Vox Limited. If such purchase is consummated the Company would have a 95% interest in TCM.

(2) The TeleRoss Operating Company is comprised of a wholly-owned subsidiary that operates a domestic long distance network and holds the applicable operating license for TeleRoss and performs the customer invoicing and collection functions for telecommunications services. TeleRoss Operating Company is accounted for under the consolidation method of accounting because GTS has unilateral control over the operations and management decisions. TeleRoss Operating Company's operations are further discussed in "--Results of Operations--Consolidated Ventures." A significant portion of TeleRoss Operating Company's costs of revenue consists of settlement fees paid to the TeleRoss Ventures, with such fees being recorded as revenue by the TeleRoss Ventures. To date, all of the TeleRoss Ventures' revenue was derived from such fees. Any decline in the business or operations of the TeleRoss Ventures would have a material adverse effect on the results of TeleRoss Operating Company.

(3) TeleRoss Ventures is comprised of fourteen joint ventures that are 50% beneficially owned by GTS, which originate traffic and provide local termination of calls through agency arrangements with TeleRoss Operating Company. GTS does not exercise unilateral control over the TeleRoss Ventures, and therefore they are appropriately accounted for under the equity method of accounting. TeleRoss Ventures' operations are further discussed in "--Results of Operations--Non-Consolidated Ventures."

(4) GTS purchased the remaining 33% interest in Sovam in February 1998 and as a result Sovam is now accounted for by the consolidation as opposed to the equity method of accounting.

(5) GTS conducts its cellular operations through (i) Vostok Mobile, a wholly owned GTS venture that owns between 50% and 70% of a series of twelve cellular joint ventures in various regions in Russia, (ii) PrimTelefone, a 50% owned venture in Vladivostok, Russia and (iii) Bancomsvyaz, an approximately 25% beneficially owned venture in Kiev, Ukraine. The Company is currently engaged in negotiations to restructure the capital and ownership of Bancomsvyaz.

(6) As of July 16, 1997, HER is accounted for by the consolidation as opposed to the equity method of accounting. In addition, in March 1998, GTS acquired an additional 10% interest in HER.

(7) The Company has reached a definitive agreement to sell its ownership interest in EuroHivo. The closing of this transaction is conditioned upon the regulatory approval of the share transfer and customary conditions precedent. The Company does not anticipate that the closing of this transaction will have a material effect on the Company's results from operations and financial condition.

RESULTS OF OPERATIONS -- CONSOLIDATED VENTURES

    Management's discussion included within "--Results of Operations--Consolidated Ventures" reflects the following significant operating ventures: TeleRoss Operating Company, Sovam, GTS-Hungary, the Czech Companies and HER. Although the Company was not able to follow consolidation method of accounting for Sovam and HER in the three months ended March 31, 1997, the Company has included, for comparative purposes, a discussion of their financial performance for the three months ended March 31, 1997 in our discussion of "Results of Operations--Consolidated Ventures". See "Results of Operations--Non-Consolidated Ventures

(Equity Investees)" for a discussion of the operating results of Sovintel, TCM, TeleRoss Ventures, GTS Cellular and GTS-Monaco Access.

    Revenue. The Company's consolidated revenue was $22.8 million and $8.4 million for the three months ended March 31, 1998 and 1997, respectively. The $14.4 million growth in revenue was primarily attributable to the inclusion of Sovam and HER in the Company's consolidated financial results, with Sovam and HER contributing $5.9 million and $4.7 million in revenue, respectively. The remaining revenue growth was attributable to the TeleRoss Operating Company, as its revenue increased $2.7 million year over year.

    The CIS region's consolidated revenue was $13.8 million and $5.2 million for the three months ended March 31, 1998 and 1997, respectively. TeleRoss Operating Company generated revenue of $7.1 million and $4.4 million, representing 51.4% and 84.6% of the region's consolidated revenue for the three months ended March 31, 1998 and 1997, respectively. The growth in the TeleRoss Operating Company revenue from March 1997 to March 1998 was the result of the increase in traffic volume generated by the TeleRoss Ventures due the increase in the number of cities and number of VSAT's installed at customer locations outside of cities in which they have a presence. Sovam generated revenue of $5.9 million and $3.7 million for the three months ended March 31, 1998 and 1997 (Sovam was an equity method company in 1997), respectively. The growth in Sovam revenue is primarily attributable to the expansion of Sovam's network throughout Russia and the CIS and the wider variety of service offerings.

    HER generated $4.7 million of revenue in the three months ended March 31, 1998, compared to $0.2 million in the same period in 1997 (HER was an equity method company prior to July 1997). The growth in revenue is attributable to the deployment of the network; i.e. the Brussels-Amsterdam route generated revenue in 1997 whereas the Brussels-Amsterdam-London-Paris route generated revenue in 1998.

    The Central Europe region's consolidated revenue was $3.9 million in the three months ended March 31, 1998, compared to $2.8 million in the same period of 1997. The Company's operations in both Hungary and the Czech Republic experienced year over year revenue growth of 39.3%. This growth is attributable the expansion of the customer base and product offerings of these businesses.

    Gross Margin. GTS's consolidated gross margin was $3.8 million, or 16.7% of revenue, for the three months ended March 31, 1998 and $2.0 million, or 23.8% of revenue, for the three months ended March 31, 1997.

    Sovam contributed $2.8 million to consolidated gross margin for the three months ended March 31, 1998. For comparative purposes, Sovam had a gross margin of $1.3 million for three months ended March 31, 1997 (Sovam was an equity method company in 1997). Sovam had gross margin as a percentage of revenues of 47.5% and 35.1%, for the three months ended March 31, 1998 and 1997, respectively. The increase in gross margin, both amount and as a percentage of revenue, reflects the higher margin service offerings that Sovam is currently providing and also management's focus to improve its cost structure; i.e. the negotiation of improved channel costs from suppliers and controlled growth in both personnel and capital expenditures. The

TeleRoss Operating Company contributed gross margin of $1.0 million and $1.5 million for the three months ended March 31, 1998 and 1997, respectively, or 14.1% and 34.1% of TeleRoss Operating Company revenue for the respective periods. The decrease in margin, both amount and as a percentage of revenue, reflects the high fixed cost component of its network hub in Moscow. The Central European region contributed $1.3 million to gross margin in both the three months ended March 31, 1998 and March 31, 1997, respectively, or 33.3% and 44.8% of Central European revenue for the respective periods. The decrease in gross margin as a percentage of revenue primarily reflects the startup activities of the GTS Net product offering in Hungary. HER had an unfavorable effect on consolidated gross margins of $(1.4) million for the three months ended March 31, 1998. For comparative purposes, HER had an unfavorable gross margin of $(1.2) million for three months ended March 31, 1997 (HER was an equity method company prior to July 1997.)

    Operating Expenses. Consolidated operating costs were $22.7 million and $13.0 million for the three months ended March 31, 1998 and 1997, respectively. The increase in operating costs is attributable to the inclusion of HER and Sovam in the Company's consolidated financial results, the growth in expenditures associated with building business infrastructure for primarily the TeleRoss Operating Company and costs attributable to increasing the corporate staff.

    Equity in (Losses)/Earnings of Ventures. GTS recognized earnings of $3.4 million for its investments in non-consolidated ventures in the three months ended March 31, 1998 as compared to recognizing losses of $3.4 million in the same period a year ago. This improvement was primarily the result of HER no longer being an equity method investee and TCM's year over year net income improvement. Included in the March 31, 1998 results were $0.1 million of additional earnings associated with our recovery of prior period excess losses recognized. Included in the March 31, 1997 results were $2.7 million of additional losses as a result of the application of the Company's previously discussed profit and loss accounting. Sovintel and TCM generated combined earnings of $4.1 million and $3.9 million for the three months ended March 31, 1998 and 1997, respectively, which offset the losses generated by other ventures that are in the early stages of operations. See "Results of Operations--Non-Consolidated Ventures (Equity Investees) for a discussion of the results of operations of the Company's significant equity investees.

    Interest, Net. GTS incurred interest expense of $16.5 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively. The significant increase in interest expense was due to the $409.8 million increase in debt raised in 1997. See "--Liquidity and Capital Resources."

    GTS earned interest income of $7.1 million and $1.3 million for the three months ended March 31, 1998 and 1997, respectively, primarily as a result of investing the proceeds from the Company's 1997 and 1998 capital raising efforts. See "--Liquidity and Capital Resources."

    Provision for Income Taxes. The Company's consolidated tax provision was $0.6 million and $0.4 million for the three months ended March 31, 1998 and 1997, respectively. The Company's financial statements do not reflect any provision for benefits that might be associated with the U.S. and non-U.S. loss carryforwards. There can be no assurance that such non-U.S. loss carryforwards will be allowed, in part or in full, by local tax authorities against future income.

    Extraordinary Loss. The Company recognized a $12.7 million extraordinary charge to earnings in the three months ended March 31, 1998, as a result of the Company's early extinguishment of certain related party debt obligations. The nature of the charge is comprised of the write-off of $11.6 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs that were deferred as financing costs and were being amortized over the original maturity of the debt.

    RESULTS OF OPERATIONS -- NON-CONSOLIDATED VENTURES (EQUITY INVESTEES)

RUSSIA -- CIS

    Sovintel. Sovintel's revenue for the three months ended March 31, 1998 and 1997 was $32.4 million and $25.2 million, respectively. The increase in revenue was primarily the result of telecommunications service revenue, which increased to $23.8 million for the three months ended March 31, 1998 from $19.1 million for the three months ended March 31, 1997, due to the Moscow customer base growth and traffic from other GTS ventures that generated increased volume of outgoing international and domestic minutes carried by Sovintel. Sovintel realized a 91% increase in outgoing international and domestic minutes in the three months ended March 31, 1998, as compared with the same period a year-ago. Revenue from incoming international minutes decreased slightly to $2.5 million for the three months ended March 31, 1998, from $2.7 million for the three months ended March 31, 1997.

    Sovintel's non-traffic-related revenue of $8.6 million and $6.1 million for the three months ended March 31, 1998 and 1997, respectively, was primarily attributable to port sales and monthly port fees revenue.

    Sovintel's gross margin was $10.4 million in both the three months ended March 31, 1998 and 1997, respectively, or 32.1% and 41.3% of revenue for the respective periods. The decrease in gross margin as a percentage of revenue was attributable to a general price decrease in international and domestic revenue due to competitive pressures and a higher percentage of domestic minutes, which yield a lower margin.

    Operating expenses were $4.6 million and $3.9 million, or 14.2% and 15.5% of total revenue, for the three months ended March 31, 1998 and 1997, respectively. The increase in operating expenses was related to increases in turnover taxes associated with revenues and also increased personnel, advertising and sales force costs required to support Sovintel's growth.

    Income tax expense was $1.3 million and $1.7 million for the three months ended March 31, 1998 and 1997, respectively. The increase in income tax expense was attributable to Sovintel's profitable operations.

    TCM. TCM's revenue was $9.5 million and $6.3 million for the three months ended March 31, 1998 and 1997, respectively. TCM had a gross margin of $6.9 million and $4.8 million, or 72.6% and 76.2% of total revenue. The decrease in gross margin as a percentage of revenue was attributable to higher infrastructure and settlement costs. TCM had operating expenses of $0.9 million and $0.6 million, or 9.5% and 9.5% of total revenue, for the three months ended March 31, 1998 and 1997, respectively.

    TeleRoss Ventures. Revenue for the TeleRoss Ventures for the three months ended March 31, 1998 and 1997 was $2.4 million and $1.5 million, respectively. Revenues resulted from settlement fees charged to TeleRoss Operating Company. The growth in revenue reflects the growth of the customer base.

    Gross margin for the three months ended March 31, 1998 and 1997 was $1.7 million and $1.2 million, respectively. Operating expenses of $1.0 million and $0.6 million were incurred for the three months ended March 31, 1998 and 1997, respectively.

    GTS Cellular. The Company operates three cellular networks through differing ownership structures: Vostok Mobile, PrimTelefone and Bancomsvyaz.

    Revenue for Vostok Mobile was $7.3 million and $5.0 million for the three months ended March 31, 1998 and 1997, respectively. Vostok Mobile's gross margin was $3.7 million and $2.8 million, or 50.7% and 56.0% of total revenue, and operating expenses were $2.6 million and $2.1 million for the three months ended March 31, 1998 and 1997, respectively.

    Revenue for PrimTelefone was $3.7 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively. PrimTelefone's gross margin was $2.1 million and $1.7 million, or 56.8% and 68.0% of total revenue, and operating expenses were $1.1 million and $0.6 million for the three months ended March 31, 1998 and 1997, respectively.

    Revenue for Bancomsvyaz was $4.2 million and $0.6 million for the three months ended March 31, 1998 and 1997, respectively. Bancomsvyaz's gross margin was $2.4 million and $(0.04) million, or 57.1% and (6.7)% of total revenue, and operating expenses were $1.8 million and $1.0 million for the three months ended March 31, 1998 and 1997, respectively.

WESTERN EUROPE

    GTS-Monaco Access: Total revenue was $4.5 million and $1.9 million and gross margin was $0.2 million and $0.02 million for the three months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

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

    The Company has raised capital through the issuance of equity securities and through various debt agreements. The issuance of equity securities has raised $238.7 million, $36.4 million, $107.7 million, $42.1 million and $62.1 million in 1998, 1997, 1996, 1995 and 1994, respectively, net of placement fees, for a total of $487.0 million. In addition, the Company and HER received $105.0 million, $409.8 million, $60.0 million and $23.3 million in 1998, 1997, 1996 and 1995, respectively, for a total of $598.1 million under various debt agreements. Included within the debt proceeds identified above, the Company received $3.5 million, $60.0 million and $10.0 million in 1997, 1996 and 1995, respectively, from lenders who are affiliated with, and are considered related parties to, the Company as a result of their (or their affiliates) ownership of the Company's Common Stock.

    The Company had working capital of $474.5 million and $23.0 million as of March 31, 1998 and 1997, respectively. The Company had an accumulated deficit of $280.1 million as of March 31, 1998, including net losses of approximately $37.2 million and $17.7 million for the three months ended March 31, 1998 and 1997, respectively. During 1998, the Company has incurred and expects to continue to incur substantial expenditures to fund the working capital requirements of its ventures, to provide capital equipment for certain of its ventures, and to engage in new development and acquisitions.

     GTS will require substantial capital investment to execute its business plans and to fund expected operating losses. Management expects that GTS and its ventures will incur over $510.0 million of capital expenditures and investments in ventures during the next three years, of which approximately $171.0 million is expected to be incurred in the remaining three quarters of 1998. The Company obtained funds in 1998 through a variety of financing arrangements, including
(i) the Company raised approximately $255.3 million in gross proceeds from an initial public stock offering of 12.8 million common shares at $20.00 per share, and (ii) the Company issued $105.0 million in gross proceeds of 9-7/8% senior notes due February 15, 2005, of which $19.6 million was placed in escrow to fund the first two years' interest payments ("9-7/8% Notes"). The initial public offering constituted a "complying public equity offering" under the Company's Convertible Bonds. As a result, the conversion price of the Convertible Bonds is $20 per share. The Company believes that its existing cash balances will be sufficient to fund its expected capital needs under its current business plan, excluding any funds expended in connection with the potential implementation of the Company's business plan with regard to its European Services Strategy. See "European Services Strategy." The amount and timing of the Company's future capital requirements, however, may differ materially from management's estimates and, therefore, GTS may require additional capital to operate its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses.

    The actual amount and timing of the Company's future capital requirements may differ materially from management's estimates. In particular, the accuracy of management's estimates is subject to changes and fluctuations in the Company's revenues, operating costs and development expenses, which can be affected by the Company's ability to (i) effectively and efficiently manage the expansion of the HER network and operations, (ii) obtain infrastructure contracts, rights-of-way, licenses and other regulatory approvals necessary to complete and operate the HER network, (iii) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (iv) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. The Company's revenues and costs are also dependent upon factors that are not within the Company's control such as regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with the Company's operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Historically, GTS has experienced liquidity problems resulting in part from the Company's need to meet the capital requirements of certain of its joint ventures in excess of forecast amounts. In addition, certain of the Company's joint ventures have not met management's financial performance expectations or have not been able to secure local country financing and thus have not been able to generate the expected cash inflows. In addition, if the Company expands its operations at an accelerated rate or consummates acquisitions, the Company's funding needs will increase, possibly to a significant degree, and it will expend its capital resources sooner than currently expected. The Company may also be required to repay its Convertible Bonds upon maturity in the year 2000 to the extent such bonds are not converted into Common Stock. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital.

      There can be no assurance that the Company will be able to consummate additional financing on favorable terms. As a result, the Company may be subject to additional or more restrictive financial covenants, its interest obligations may increase significantly and its existing shareholders may be adversely diluted. Failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require the Company to delay or abandon some or all of its anticipated expenditures, to sell assets, or both, either of which could have a material adverse effect on the operations of the Company.

HER

      Construction of the HER fiber optic network is one of the Company's most significant business activities. The buildout of the network is expected to require approximately $290.0 million of capital expenditures. Through March 31, 1998, approximately $64.7 million has been spent on network capital expenditure. In August 1997, HER completed the issuance of $265.0 million in gross proceeds of 11-1/2% Senior Notes due in August 2007 ("11-1/2% Senior Notes). The 11-1/2% Senior Notes are general unsecured obligations of HER. The Company believes that the net proceeds of the 11-1/2% Senior Notes, combined with HER's projected internally generated funds, should be sufficient to fund HER's expected capital expenditures. However, the actual amount and timing of HER's future requirements may differ materially from management's estimates. Any failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of HER, or may require the Company to make additional capital contributions to HER at the expense of the Company's other operations, either of which could have a material adverse effect on the operations of the Company. There can be no assurance that GTS or its partners in HER would have sufficient capital to make contributions to HER, or that they would be willing to do so.

European Services Strategy

      In order to capitalize on the increasing liberalization of telecommunications regulation in Europe, GTS intends to offer, through one or more subsidiaries, facilities-based telecommunications products and services primarily to business and other high-usage customers in certain metropolitan markets throughout Europe (the "European Services Strategy"). GTS presently provides end user services in Russia, the CIS and Central Europe and carriers' carrier services in Western Europe and has experience in developing cross-border networks in Western Europe through HER. Management has developed a business plan for the Company's European Services Strategy that calls for the Company to leverage its experience in developing and operating local, national and international telecommunications networks by building or acquiring networks and establishing competitive local exchange carrier service capabilities in up to 12 metropolitan markets throughout Europe, as regulatory conditions permit. Currently the regulatory regimes in Europe vary from country to country and some countries do not permit competitive local exchange carriers to operate.

      The aforementioned discussion of capital requirements does not include any capital spending that will be required for the implementation of the Company's European Services Strategy. Due to the preliminary nature of the Company's business plan for such strategy, the Company cannot estimate with any degree of certainty the amount and timing of the Company's future capital requirements for such implementation, which will be dependent on many factors, including the success of the Company's European services business, the rate at which the Company expands its networks and develops new networks, the types of services the Company offers, staffing levels, acquisitions and customer growth, as well as other factors that are not within the Company's control, including competitive conditions, regulatory developments and capital costs. Management believes, however, that if the European Services Strategy is implemented it is likely that the Company will need to raise additional capital above that being raised in the offerings of $300.0 million of Common Stock and $400.0 million aggregate principal amount of senior convertible debentures, which offerings the Company registered with the Securities and Exchange Commission on May 15, 1998.

      Many of GTS's planned service offerings under its European Services Strategy will compete with the services offered by customers that HER targets as an independent carrier's carrier. To the extent that GTS's other subsidiaries offering the new services discussed above contract with HER for capacity, GTS expects that such arrangements will be entered into on an arms' length basis. However, GTS's European Services Strategy could affect the perception of HER as an independent operator and could negatively impact HER's ability to attract and retain customers which could, in turn, have an adverse effect on the Company's financial condition and results of operations.

LIQUIDITY ANALYSIS

     The Company had cash and cash equivalents of $507.9 million and $30.7 million as of March 31, 1998 and 1997, respectively. The Company had restricted cash of $77.2 million and $1.5 million as of March 31, 1998 and 1997, respectively. The restricted cash at March 31, 1998 primarily represents amounts held in escrow to pay the first two years interest payments on the $105.0 million of the 9-7/8% Notes and $265.0 million of the 11-1/2% Senior Notes.

     During the three months ended March 31, 1998 and 1997, the Company used $27.4 million and $13.4 million, respectively, of cash for operating activities. Cash used for investing activities was $37.0 million and $11.6 million for the three months ended March 31, 1998 and 1997, respectively. Included in the cash used for investing activities for the three months ended March 31, 1998 is $10.2 million to acquire an additional 10.3% interest in HER. The use of cash in operations and for investing activities reflected primarily the development and buildout of existing telecommunications networks and the funding of fully operational ventures. There can be no assurance that the Company's operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service obligations or working capital requirements.

     In February 1998, as contemplated by the Company, as contemplated by approximately $85.2 million of the net proceeds from the initial public offering and the 9-7/8% Notes were applied by the Company to repay $70.0 million plus accrued interest of debt from lenders who are affiliated with, and are considered related parties to, the Company as a result of their (or their affiliates) ownership of the Company's Common Stock.

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

    In April 1998, the Company consummated a transaction to hedge the foreign exchange exposure resulting from the issuance of the 11-1/2% Senior Notes by HER.

                              YEAR 2000 COMPLIANCE

    The Company is currently in the process of assessing its year 2000 compliance costs and of converting, where necessary, its computer systems to year 2000 compliant software. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company currently believes it will be able to achieve year 2000 compliance by the end of 1999, and currently does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance or that year 2000 compliance costs will have a material effect on the Company's earnings.

                 SUPPLEMENTAL INFORMATION - SELECTED HISTORICAL
                  FINANCIAL DATA - COMBINED EQUITY INVESTMENTS

     The following unaudited selected historical financial data - equity investments for the three months ended March 31, 1997 and March 31, 1998, are derived from the Company's financial records. It is intended to supplement the unaudited condensed consolidated financial statements. The financial data set forth below represents 100% of the results of operations for each of the entities.

     The Company believes that this information provides additional insight on the Company's unconsolidated equity method investments. Generally accepted accounting principles prescribe inclusion of revenues and expenses of consolidated interests (generally interests of more than 50%, absent some other factors), but not for equity interests (generally interests of 20% to 50%) or cost interests (generally interests of less than 20%). Equity accounting ordinarily results in the same net income as consolidation; however, the net operating results are reflected on one line within the income statement.

                                   OWNERSHIP        REVENUES        COST OF       OPERATING         NET INCOME/
                                   INTEREST (1)                     REVENUES       EXPENSES            (LOSS)
                                   ------------     --------        --------      ----------        -----------
THREE MONTHS ENDED MARCH 31, 1997

Sovintel                             50%          $      25,162  $      14,763  $         3,855  $         4,695
TCM                                  50%                  6,326          1,535              600            2,910
TeleRoss                             50%                  1,529            284              674              515
Sovam                                66.7%                3,703          2,388            1,359             (118)
GTS Cellular Companies               50% (2)              8,045          3,665            3,590             (877)
Other                                50% (2)              3,261          4,186            4,067           (5,159)
                                                  -------------  -------------  ---------------  ---------------

      Total                                       $      48,026  $      26,821  $        14,145  $         1,966

Adjustments for Inter-Affiliate Transactions (3)         (5,933)        (4,760)          (2,875)


THREE MONTHS ENDED MARCH 31, 1998 (4)

Sovintel                             50%          $      32,404  $      21,957            4,646  $         4,345
TCM                                  50%                  9,456          2,578              852            3,847
TeleRoss                             50%                  2,392            717              978              325
GTS Cellular Companies               50% (2)             14,905          6,775            5,192            1,415
Other                                50% (2)              4,526          4,360            1,124             (947)
                                                  -------------  -------------  ---------------  ---------------

      Total                                       $      63,683  $      36,387  $        12,792  $         8,985

Adjustments for Inter-Affiliate Transactions (3)         (8,890)        (8,105)           4,158

---------------------

(1) The ownership interest column indicates the Company's legal ownership percentage for the respective equity investments. The information is being provided to assist an investor or analyst in determining the Company's legal rights associated with the presented financial data.

(2) The Company generally maintains a 50% ownership interest in these equity investments.

(3) The adjustment amounts represent the effect of inter-affiliate transactions between the Company's consolidated and equity method ventures. More detailed information about inter-affiliate transactions is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Methodology."

(4) As a result of the Company's purchase of the minority partner's 33.3% interest in Sovam during the first quarter of 1998, the Company accounts for its ownership interest in Sovam under the consolidation method of accounting. Prior to this date, the Company accounted for Sovam under the equity method of accounting.

                           PART II. OTHER INFORMATION

Item 2        Changes in Securities and Use of Proceeds

     (d) In February 1998, the Company completed the sale of 12.8 million shares of Common Stock at a per share price of $20.00 in an initial public offering ("Offering") pursuant to a Registration Statement on Form S-1 (Registration No. 333-36555), which was declared effective on February 5, 1998. The shares of Common Stock were sold by several U.S. and international underwriters and the Global Coordinator was Merrill Lynch & Co. with UBS Securities in a Co-Global Coordinator role. Of the $255.3 million in gross proceeds, including $33.3 million attributable to the sale of shares resulting from the exercise by the underwriters of an over-allotment option, the Company paid $16.6 million to the underwriters in connection with underwriting discounts and $3.1 million was paid by the Company in connection with expenses, including legal, printing and filing fees, in connection with the offering.

     The remaining net proceeds of $235.6 million have been invested by the Company for future use as additional working capital. Concurrent with the Offering, the Company issued $105.0 million of senior notes, net proceeds of $100.5 million, that was principally used to extinguish shareholder debt of approximately $85.2 million. Accordingly, there were no direct or indirect payments to directors or officers of the Company or to any person or entity and none of the proceeds from the Offering have been used for the repayment of indebtedness.

Item 5        Other Information

     As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - The Company - European Services Strategy," in May 1998, the Company filed registration statements with the Securities and Exchange Commission to offer to sell concurrently $300 million of its common stock (with an overallotment option of up to $75 million in additional shares) and $400 aggregate principal amount of its convertible senior debentures (with an overallotment option of up to $60 million in additional debentures). The common stock offering may include a secondary offering of $200 million of common shares owned by existing shareholders.

Item 6        Exhibits and Reports on Form 8-K

A.       Exhibits

Designation             Description

27                      Financial Data Schedule

B.       Reports on Form 8-K

Date of Report          Subject of Report

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        GLOBAL TELESYSTEMS GROUP, INC.
                                        (Registrant)

                                        By:  /s/ William H. Seippel
                                        Name:  William H. Seippel
                                        Title:  Executive Vice President and
                                        Chief Financial Officer
Date:    May 15, 1998                   (Principal Financial and
                                        Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27              Financial Data Schedule