Form 10-Q
period 1998-06-30
GLOBAL TELESYSTEMS GROUP INC
filed 1998-08-14
CIK 946392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No [ ]

     At July 31, 1998, there were outstanding 60,297,763 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   Financial Information
Item 1A   Financial Statements of Global TeleSystems Group, Inc.......     3
          Condensed Consolidated Balance Sheets as of December 31,
            1997 and June 30, 1998....................................     4
          Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1997 and 1998.........     5
          Condensed Consolidated Statements of Cash Flows for the
            Three and Six Months Ended June 30, 1997 and 1998.........     6
          Notes to Condensed Consolidated Financial Statements........     7
Item 1B   Financial Statements of EDN Sovintel........................    11
          Condensed Balance Sheets as of December 31, 1997 and June
            30, 1998..................................................    12
          Condensed Statements of Operations for the Three and Six
            Months Ended June 30, 1997 and 1998.......................    13
          Condensed Statements of Cash Flows for the Three and Six
            Months Ended June 30, 1997 and 1998.......................    14
          Notes to Condensed Financial Statements.....................    15
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    17
PART II.  Other Information
Item 2    Changes in Securities and Use of Proceeds...................    30
Item 4    Submission of Matters to a Vote of Security Holders.........    30
Item 5    Other Information...........................................    30
Item 6    Exhibits and Reports on Form 8-K............................    30
Signatures............................................................    31

                         PART I. FINANCIAL INFORMATION

ITEM 1A. FINANCIAL STATEMENTS OF GLOBAL TELESYSTEMS GROUP, INC.

    Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998

    Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1998

    Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 1997 and 1998

     Notes to Condensed Consolidated Financial Statements

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                               DECEMBER 31,         JUNE 30,
                                                                   1997               1998
                                                              ---------------     -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
CURRENT ASSETS
  Cash and cash equivalents.................................     $ 318,766         $  477,996
  Accounts receivable, net..................................        17,079             50,228
  Restricted cash...........................................        30,486             44,783
  Prepaid expenses..........................................        14,101             19,293
  Other assets..............................................         6,707             13,291
                                                                 ---------         ----------
          TOTAL CURRENT ASSETS..............................       387,139            605,591
Property and equipment, net.................................       236,897            330,847
Investments in and advances to ventures.....................        76,730             76,885
Goodwill and intangible assets, net.........................        43,284             82,693
Restricted cash.............................................        36,411             38,094
                                                                 ---------         ----------
          TOTAL ASSETS......................................     $ 780,461         $1,134,110
                                                                 =========         ==========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................     $  61,984         $  101,835
  Debt maturing within one year.............................         6,390                 --
  Current portion of capital lease obligations..............        21,490              9,028
  Related party debt maturing within one year...............         5,708             17,380
  Other current liabilities.................................         6,301             21,466
                                                                 ---------         ----------
          TOTAL CURRENT LIABILITIES.........................       101,873            149,709
Long-term debt, less current portion........................       408,330            495,042
Long-term portion of capital lease obligations..............       117,645            158,700
Related party long-term debt, less current portion..........        79,796              3,530
Taxes and other non-current liabilities.....................        14,595             13,679
                                                                 ---------         ----------
          TOTAL LIABILITIES.................................       722,239            820,660
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................        18,766             39,466
Common stock, subject to repurchase (797,100 and 336,630
  shares outstanding at December 31, 1997 and June 30, 1998,
  respectively).............................................        12,489             16,411
SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value (10,000,000 shares
  authorized; none issued and outstanding)..................            --                 --
Common stock, $0.10 par value (135,000,000, shares
  authorized; 37,606,814 and 57,241,716 shares issued and
  outstanding, net of 195,528 and 603,929 shares of treasury stock at December 31, 1997 and June 30, 1998,
  respectively).............................................         3,761              5,724
Additional paid-in capital..................................       274,359            567,573
Accumulated other comprehensive loss........................        (8,269)            (9,483)
Accumulated deficit.........................................      (242,884)          (306,241)
                                                                 ---------         ----------
          TOTAL SHAREHOLDERS' EQUITY........................        26,967            257,573
                                                                 ---------         ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $ 780,461         $1,134,110
                                                                 =========         ==========

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       1997       1998       1997       1998
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES, NET:
  Telecommunication and other services.............  $  7,899   $ 28,998   $ 15,856   $ 49,790
  Equipment sales..................................     1,009      1,650      1,439      3,675
                                                     --------   --------   --------   --------
                                                        8,908     30,648     17,295     53,465
                                                     --------   --------   --------   --------
OPERATING COSTS AND EXPENSES:
  Cost of revenues:
     Telecommunication and other services..........     6,258     23,013     11,808     40,480
     Equipment sales...............................       281      1,182      1,155      2,738
  Selling, general and administrative..............    12,274     24,756     23,762     44,505
  Depreciation and amortization....................     1,080      3,390      2,326      5,585
  Non-income taxes.................................       713        578      1,000      1,320
                                                     --------   --------   --------   --------
                                                       20,606     52,919     40,051     94,628
  Equity in losses/(earnings) of ventures..........     6,747     (4,215)    10,167     (7,627)
                                                     --------   --------   --------   --------
LOSS FROM OPERATIONS...............................   (18,445)   (18,056)   (32,923)   (33,536)
OTHER INCOME (EXPENSE):
  Interest income..................................       866      7,186      2,162     14,252
  Interest expense.................................    (3,495)   (14,128)    (7,163)   (30,594)
  Foreign currency losses..........................      (465)    (1,637)      (959)    (3,031)
                                                     --------   --------   --------   --------
                                                       (3,094)    (8,579)    (5,960)   (19,373)
                                                     --------   --------   --------   --------
Net loss before income taxes, minority interest and
  extraordinary loss...............................   (21,539)   (26,635)   (38,883)   (52,909)
Income taxes.......................................       452        829        817      1,381
                                                     --------   --------   --------   --------
Net loss before minority interest and extraordinary
  loss.............................................   (21,991)   (27,464)   (39,700)   (54,290)
Minority interest..................................        37      1,284         13      3,637
                                                     --------   --------   --------   --------
Net loss before extraordinary loss.................   (21,954)   (26,180)   (39,687)   (50,653)
Extraordinary loss -- extinguishment of debt.......        --         --         --    (12,704)
                                                     --------   --------   --------   --------
NET LOSS...........................................  $(21,954)  $(26,180)  $(39,687)  $(63,357)
                                                     ========   ========   ========   ========
Loss per share before extraordinary loss...........  $  (0.63)  $  (0.48)  $  (1.14)  $  (1.02)
Extraordinary loss per share.......................        --         --         --      (0.25)
                                                     --------   --------   --------   --------
Net loss per share.................................  $  (0.63)  $  (0.48)  $  (1.14)  $  (1.27)
                                                     ========   ========   ========   ========
Weighted average common shares outstanding.........    35,093     54,028     34,899     49,789
                                                     ========   ========   ========   ========

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       1997       1998       1997       1998
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss...........................................  $(21,954)  $(26,180)  $(39,687)  $(63,357)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES:
  Extraordinary loss...............................        --         --         --     12,704
  Depreciation and amortization....................     2,354      9,334      4,478     16,484
  Amortization of discount on note payable.........     1,220         --      2,377        477
  Equity in losses (earnings) of ventures, net of
     dividends received............................     6,747     (4,215)    10,167     (7,627)
  Deferred interest................................     2,063        190      3,869      1,826
  Minority interest................................       (45)    (1,284)       (21)    (7,845)
  Other............................................       329      3,141        584      2,905
  Changes in assets and liabilities, excluding
     effects of acquisitions and ventures:
     Accounts receivable...........................      (621)   (18,971)    (2,880)   (21,133)
     Prepaid expenses..............................       185     (5,577)      (618)    (6,738)
     Accounts payable and accrued expenses.........    (1,476)    19,895     (3,324)    19,121
     Other changes in assets and liabilities.......     1,303     16,381      1,803     18,510
                                                     --------   --------   --------   --------
          NET CASH USED IN OPERATING ACTIVITIES....    (9,895)    (7,286)   (23,252)   (34,673)
INVESTING ACTIVITIES
  Investments in and advances to ventures, net of
     repayments....................................    (2,453)     4,565    (12,873)     6,935
  Purchases of property and equipment..............    (1,538)   (25,454)    (3,127)   (39,842)
  Restricted cash..................................        77     (5,626)       315    (15,983)
  Goodwill and other intangibles...................    (1,636)    (2,985)    (1,428)   (17,619)
  Acquisitions -- cash acquired....................        --     13,352         --     13,352
                                                     --------   --------   --------   --------
          NET CASH USED IN INVESTING ACTIVITIES....    (5,550)   (16,148)   (17,113)   (53,157)
FINANCING ACTIVITIES
  Proceeds from debt...............................       483         --        483    105,300
  Repayments of debt...............................        --     (6,660)      (175)   (98,015)
  Payment of debt issue costs......................        --     (1,286)        --     (5,243)
  Common stock repurchased for treasury............      (433)        --       (433)        --
  Net proceeds from issuance of common stock.......        --         --         --    235,620
  Other financing activities.......................       295      2,272        (99)     9,471
                                                     --------   --------   --------   --------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES.............................       345     (5,674)      (224)   247,133
Effect of exchange rate changes on cash and cash
  equivalents......................................    (1,006)      (791)    (2,698)       (73)
                                                     --------   --------   --------   --------
Net (decrease) increase in cash and cash
  equivalents......................................   (16,106)   (29,899)   (43,287)   159,230
Cash and cash equivalents at beginning of period...    30,693    507,895     57,874    318,766
                                                     --------   --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........  $ 14,587   $477,996   $ 14,587   $477,996
                                                     ========   ========   ========   ========

                         GLOBAL TELESYSTEMS GROUP, INC.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

     The financial statements of Global TeleSystems Group, Inc. (the "Company" or "GTS") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 1998 may not be indicative of the operating results for the full year.

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

2. POLICIES AND PROCEDURES

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income
(loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. Comprehensive loss was $23.0 million and $42.4 million for the three and six months ended June 30, 1997, respectively, and was comprised of net losses of $22.0 million and $39.7 million and foreign currency translation adjustments of $1.0 million and $2.7 million for the three and six months ended June 30, 1997, respectively. Comprehensive loss was $25.5 million and $64.6 million for the three and six months ended June 30, 1998, respectively, and was comprised of net losses of $26.2 million and $63.4 million and foreign currency translation income of $0.7 million for the three months ended June 30, 1998 and foreign currency loss of $1.2 million for the six months ended June 30, 1998.

     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and fully diluted earnings per share for all periods presented. The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee

                         GLOBAL TELESYSTEMS GROUP, INC.

stock options, warrants, and convertible debt instruments have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be required to be adopted by January 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations.

     Certain reclassifications have been made to the June 1997 condensed, consolidated financial statements in order to conform to the 1998 presentation.

3. SHAREHOLDERS' EQUITY

     In February 1998, the Company completed an initial public offering of 12.8 million shares of common stock at $20.00 per common share (the "Stock Offering"). The Stock Offering resulted in the Company's common stock being listed in the United States on the National Association of Securities Dealers Automated Quotation Market and internationally on the European Association of Securities Dealers Automated Quotation Market. Net proceeds from the Stock Offering were approximately $235.6 million. As a result of the Stock Offering, the Company no longer has an obligation to repurchase the 797,100 shares of common stock that were subject to repurchase at December 31, 1997.

     Pursuant to a purchase agreement that the Company has with a venture partner, the Company issued 336,630 shares of common stock to the partner in April 1998. In accordance with the purchase agreement, the Company is obligated to assist the seller in locating a purchaser for the Common Stock, and if unable to do so, to repurchase the issued common stock. The shares issued are restricted and therefore, have been classified as common stock subject to repurchase as of June 30, 1998.

     In June 1998, pursuant to the Debt Obligation described below, 3,333,333 warrants were exercised at an exercise price of $9.33 per common share. An additional 4,444,444 warrants to purchase the Company's common stock expire in the first and second quarters of 2002.

4. DEBT OBLIGATIONS

     In February 1998, the Company issued aggregate principal amount $105.0 million of 9.875% senior notes due 2005 (the "Notes Offering" and together with the Stock Offering, the "Offerings"). Net proceeds from the Notes Offering were approximately $100.5 million. Approximately $19.6 million of the net proceeds was placed in escrow for the first four semiannual interest payments, commencing August 15, 1998.

     As a result of the completion of the Stock Offering, the interest rate on the $144.8 million aggregate principal amount of 8.75% senior subordinated convertible bonds due 2000, which were issued in July 1997 (the "Bonds") will remain at 8.75% until maturity and the approximately $5.1 million of the 6.25% additional interest that was previously accrued through the date of the Stock Offering has been reflected as an increase to additional paid-in capital. Upon completion of the Stock Offering, the Bonds became convertible into 7.2 million common shares at a conversion price of $20.00 per share. During the second quarter of 1998, $19.0 million of the Bonds were converted into approximately
1.0 million common shares of the Company's common stock for a total of $25.4 million converted into 1.3 million common shares for the six months ended June 30, 1998.

                         GLOBAL TELESYSTEMS GROUP, INC.

     In 1996, the Company entered into long-term obligations ("Debt Obligations") totaling $70.0 million with lenders that are affiliated with and are considered related parties to the Company as a result of their ownership of the Company's common stock. In February 1998, approximately $85.2 million of the net proceeds of the Offerings was used to repay the Debt Obligations plus accrued interest. In addition, the unamortized discount costs and debt issuance costs on the Debt Obligations were written off at the time of repayment, resulting in the Company recording an extraordinary loss of $12.7 million.

5. OTHER TRANSACTIONS

     In June 1998, the Company completed the restructuring of the capital and ownership of Bancomsvyaz, one of its equity method investees, which resulted in the Company's beneficial ownership increasing from approximately 25% to approximately 57%. Prior to the restructuring, Bancomsvyaz was 49% owned by GTS Ukrainian TeleSystems LLC ("UTS"), another equity method investee which was 60% owned by the Company and 40% owned by a shareholder of the Company (the "Shareholder"). The total consideration paid for the additional interest in Bancomsvyaz was $11.4 million. In conjunction with this restructuring, the Shareholder exercised its right to receive 0.7 million shares of the Company's common stock in lieu of their ownership interest in UTS, and as a result, the Company reclassified an $8.6 million short-term obligation as additional paid-in capital. Further, the Shareholder contributed an additional $5.8 million for a 25% interest in UTS. As a result of the restructuring, as of June 30, 1998, UTS and Bancomsvyaz are accounted for by the consolidation as opposed to the equity method of accounting. The purchase price has been allocated to the net assets based on the fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired was $1.2 million, which has been recorded as goodwill and is being amortized, on a straight-line basis over five years.

     In June 1998, Hermes Europe Railtel B.V. ("HER") completed the acquisition for ECU 90 million (approximately $99.5 million) from Ebone Holding Association (the "Association") of a 75% interest in Ebone A/S ("Ebone"), a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European internet service providers. As part of the transaction, Ebone will purchase, under a transmission capacity agreement, long-term rights on HER's network valued at ECU 90 million. The purchase price has been allocated to the net assets based on the fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired was $17.2 million, which has been recorded as goodwill and is being amortized, on a straight-line basis over five years. The members of the Association have the right to buy shares of Ebone in a future issuance to occur by the end of 1998, which could reduce HER's ownership in Ebone from 75% to not less than 54%.

     In March 1998, the Company purchased an additional 10.3% interest in Hermes Europe Railtel B.V. ("HER") from an existing shareholder of HER for ECU 13.5 million (approximately $14.6 million). As a result of the purchase, the Company owns approximately 89.4% of HER. The purchase price has been allocated to the net assets based on the fair value at the date of acquisition. The excess purchase prices over the fair value of the net assets acquired was $10.2 million, which has been recorded as goodwill and is being amortized, on a straight-line basis over five years.

     In February 1998, the Company acquired the remaining 33% interest in Sovam Teleport from its minority partner and as a result Sovam became a wholly-owned subsidiary of the Company and in 1998 is accounted for by the consolidation as opposed to the equity method of accounting. The Company paid a nominal amount for the 33% interest.

                         GLOBAL TELESYSTEMS GROUP, INC.

6. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the Company:

                                                                  THREE
                                                                 MONTHS        SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 1998   JUNE 30, 1998
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Capitalization of leases....................................     $23,374         $50,238
Exercise of warrants........................................      31,110          31,110
Conversion of the Bonds into common stock...................      19,035          25,385
Additional consideration in relation to purchase of interest
  in a CIS region subsidiary................................      13,549              --
Reclassification of common stock subject to repurchase......          --          12,489
Conversion of note payable into common stock................       8,625           8,635
Note receivable from shareholder for additional
  consideration in relation to purchase of a venture........       5,750           5,750
Reclassification of accrued interest on the Bonds...........          --           5,052

     No significant non-cash activities were incurred for the three and six months ended June 30, 1997.

7. SUBSEQUENT EVENTS

     In July 1998, a wholly-owned subsidiary of the Company purchased the remaining 47.36% interest in GTS Vox Limited for $40.0 million, which will be paid in installments. In connection with this buy-out, a modification was made to the original stock purchase agreement with the Company's partner in GTS Vox, in which the Company's obligation to issue 224,190 shares of common stock to such partner will be accelerated to 1998. Under the stock purchase agreement, the Company is also obligated to assist the former partner in locating a buyer for these shares of common stock and if unable to do so, the Company will repurchase the shares of common stock. In addition to the above payments, the purchase agreement includes guarantees of certain cash flow assumption for GTS Vox Limited's consolidated subsidiary.

     Subsequent to June 30, 1998, the Company completed a secondary public offering of 2.8 million shares of common stock at $45.50 per common share. Net proceeds from the offering were approximately $119.9 million. In addition, in conjunction with such offering, shareholders of the Company sold 11.7 million shares of the Company's common stock. The Company did not realize any of the proceeds of such sale. In addition, the Company issued aggregate principal amount of $466.9 million of 5.75% convertible senior subordinated debentures (the "Debentures") that mature July 1, 2010 and will be redeemable from July 1, 2001 at the option of the Company, at redemption prices as set forth in the Debentures agreement. Net proceeds from the Debentures offering were approximately $452.1 million. The Debentures are convertible into shares of common stock at any time prior to maturity or redemption at a conversion price of $55.05 per common share. Interest on the Debentures will be payable semi-annually on January 1 and July 1, commencing January 1, 1999. The Debentures are subordinated to all existing and future indebtedness of the Company, except for the Bonds, with which they rank pari passu in right of payment.

ITEM 1B. FINANCIAL STATEMENTS OF EDN SOVINTEL

     Condensed Balance Sheets As of December 31, 1997 and June 30, 1998

     Condensed Statements of Operations For the Three and Six Months Ended June 30, 1997 and 1998

     Condensed Statements of Cash Flows For the Three and Six Months Ended June 30, 1997 and 1998

     Notes to Condensed Financial Statements

                                  EDN SOVINTEL

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,   JUNE 30,
                                                                  1997         1998
                                                              ------------   --------
                                                                  (IN THOUSANDS)
Current assets
  Cash and cash equivalents.................................    $ 5,620      $ 3,265
  Accounts receivable, less allowance for doubtful accounts
     of $643 and $870 at December 31, 1997 and June 30,
     1998...................................................     16,223       20,980
  Restricted cash...........................................        485          468
  Due from affiliated companies.............................      1,586        2,066
  Inventory.................................................      1,697        1,343
  Deferred tax asset........................................        186          186
  Prepaid expenses and other assets.........................      5,318       12,033
                                                                -------      -------
          Total current assets..............................     31,115       40,341
Property and equipment, net of accumulated depreciation of
  $14,557 and $17,467 at December 31, 1997 and June 30,
  1998......................................................     38,709       42,920
Deferred expenses...........................................        945          878
                                                                -------      -------
          TOTAL ASSETS......................................    $70,769      $84,139
                                                                =======      =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $ 5,725      $ 9,163
  Accrued expenses..........................................      3,194        4,502
  Due to affiliated companies...............................     10,104        9,702
  Note payable to shareholder...............................         39           --
  Taxes and other liabilities...............................      2,438        1,864
                                                                -------      -------
          TOTAL LIABILITIES.................................     21,500       25,231
Commitments and contingencies
                                SHAREHOLDERS' EQUITY
Contributed capital.........................................      2,000        2,000
Retained earnings...........................................     47,269       56,908
                                                                -------      -------
          TOTAL SHAREHOLDERS' EQUITY........................     49,269       58,908
                                                                -------      -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $70,769      $84,139
                                                                =======      =======

   The accompanying notes are an integral part of these financial statements.

                                  EDN SOVINTEL

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------    -----------------
                                                          1997       1998       1997      1998
                                                        --------   --------    -------   -------
                                                                     (IN THOUSANDS)
REVENUES, net:........................................  $28,977    $34,703     $54,139   $67,107
COST OF REVENUES:.....................................   18,073     22,646      32,836    44,603
                                                        -------    -------     -------   -------
Gross margin..........................................   10,904     12,057      21,303    22,504
OPERATING EXPENSES:
  Selling, general and administrative.................    2,739      3,335       5,435     6,362
  Depreciation and amortization.......................       53        214         213       391
  Non-income taxes....................................    1,468      1,593       2,467     3,035
                                                        -------    -------     -------   -------
          Total operating expenses....................    4,260      5,142       8,115     9,788
Income from operations................................    6,644      6,915      13,188    12,716
OTHER (EXPENSE) INCOME:
  Interest income.....................................       49         61         104        98
  Interest expense....................................     (115)        --        (274)       --
  Foreign currency losses.............................      (31)       (73)        (69)     (293)
                                                        -------    -------     -------   -------
                                                            (97)       (12)       (239)     (195)
Net income before taxes...............................    6,547      6,903      12,949    12,521
Income taxes..........................................    1,512      1,609       3,220     2,882
                                                        -------    -------     -------   -------
          Net income..................................  $ 5,035    $ 5,294     $ 9,729   $ 9,639
                                                        =======    =======     =======   =======

   The accompanying notes are an integral part of these financial statements.

                                  EDN SOVINTEL

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           1997       1998      1997      1998
                                                         --------   --------   -------   -------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.............................................  $ 5,035    $ 5,294    $ 9,729   $ 9,639
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization........................    1,114      1,409      2,227     2,910
  Provision for doubtful accounts......................     (504)      (384)      (352)     (227)
  Changes in assets and liabilities:
     Accounts receivable...............................   (2,103)    (1,284)    (6,719)   (4,984)
     Inventory.........................................     (415)       354       (122)      354
     Prepaid expenses and other assets.................     (929)    (5,210)    (1,529)   (7,195)
     Accounts payable and accrued expenses.............    2,437      1,319      4,123     4,172
                                                         -------    -------    -------   -------
          Net cash provided by operating activities....    4,635      1,498      7,357     4,669
INVESTING ACTIVITIES
  Purchases of property and equipment..................   (5,015)    (3,621)    (8,556)   (7,121)
  Restricted cash......................................        9          6        (22)       17
                                                         -------    -------    -------   -------
          Net cash used in investing activities........   (5,006)    (3,615)    (8,578)   (7,104)
FINANCING ACTIVITIES
  Repayment of shareholder note, net...................     (932)        --       (728)      (39)
  Due to affiliated companies, net.....................    2,464     (1,574)     1,503       119
                                                         -------    -------    -------   -------
Net cash (used in) provided by financing activities....    1,532     (1,574)       775        80
                                                         -------    -------    -------   -------
Net increase (decrease) in cash and cash equivalents...    1,161     (3,691)      (446)   (2,355)
Cash and cash equivalents at beginning of period.......    1,999      6,956      3,606     5,620
                                                         -------    -------    -------   -------
Cash and cash equivalents at end of period.............  $ 3,160    $ 3,265    $ 3,160   $ 3,265
                                                         =======    =======    =======   =======

   The accompanying notes are an integral part of these financial statements.

                                  EDN SOVINTEL

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

     In the opinion of management, the accompanying unaudited condensed financial statements of EDN Sovintel (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1997 and June 30, 1998, and the results of operations and cash flows for the periods indicated.

     The Company was established as a competitive local exchange carrier (CLEC) in August 1990. Through the design, construction, and operation of a telecommunications network in Moscow, the Company provides its customers, principally major hotels, business offices and mobile communications companies, with an alternative to the local telephone company for worldwide communications services. Telecommunications services are subject to local licensing. The Company's license for international, intercity and local calls was most recently renewed on November 4, 1996 and is valid until May 1, 2000. The Company received a license for leased lines on September 20, 1996 valid for 5 years. The Company began operating in December 1991, providing services under long-term contracts payable in US dollars. Currently, customers have the option of being billed in roubles or dollars. All payments from Russian companies are made in roubles.

     The venture is a Russian limited liability partnership. The Company is 50% owned by Open Joint Stock Company "Rostelecom," an intercity and long-distance carrier which is 38% owned by Svyazinvest, and 50% owned by Sovinet, a US general partnership, which is owned by two wholly-owned Global TeleSystems Group, Inc. ("GTS") subsidiaries.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Material accruals have been recorded; however, other adjustments may have been required had an audit been performed. It is suggested that these financial statements be read in conjunction with the Company's 1997 audited financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 1998 may not be indicative of the operating results for the full year.

     The Company also maintains its records and prepares its financial statements in Russian roubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company's Russian statutory books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to certain accrued revenue and expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment. The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. POLICIES AND PROCEDURES

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from nonowner sources. For the three and six months ended June 30, 1997 and 1998, comprehensive income for the Company is equal to net income.

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

     Because of the uncertainties associated with the Russian tax and legal systems, the ultimate amount of taxes, penalties and interest, if any, assessed may be in excess of the amount expensed to date and accrued at December 31, 1997 and June 30, 1998.

     The Company's operations and financial position will continue to be affected by Russian political developments, including the application of existing and future legislation and tax regulations. The Company does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Profit and Loss Accounting. The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk (which includes all of the Company's significant ventures except for Sovintel and, historically, HER). Accordingly, the portion of the losses that would normally be assigned to the minority interest partner ("Excess Losses") is recognized by the Company. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the Excess Losses previously recognized by the Company have been recovered. As of June 30, 1998, $5.3 million and $9.0 million represent the net unrecovered Excess Losses for the Company's consolidated and equity method investments, respectively, that is expected to favorably benefit future period results from operations upon the Company's existing business ventures becoming profitable. This accounting policy was adopted prior to 1995; however, 1995 was the first year that the excess loss amount was deemed material for recognition within the Company's accounting records. For the period from January 1, 1997, through August 31, 1997, the Company recognized 100% of HER's losses due to GTS being the financing partner during this period. As a result of HER's issuance in August 1997, of $265 million aggregate principal amount of 11.5% senior notes due 2007 (of which $56.6 million was placed in escrow for the first two years' interest payments) the Company no longer considers itself as the financing partner.

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

     The following table summarizes the accounting methodology for the principal business ventures through which the Company conducts its business.

                                          COUNTRY/REGION   EFFECTIVE GTS          ACCOUNTING
              COMPANY NAME                OF OPERATIONS      OWNERSHIP            METHODOLOGY
              ------------                --------------   -------------          -----------
CIS
  Sovintel..............................  Russia                  50%         Equity
  TCM...................................  Russia                  50%(1)      Equity
  TeleRoss Operating Company............  Russia                 100%(2)      Consolidated
  TeleRoss Ventures.....................  Russia                  50%(3)      Equity
  Sovam.................................  Russia                 100%(4)      Consolidated(4)
  GTS Cellular..........................  CIS                 50%-75%(5)      Equity/Consolidated
Western Europe
  HER...................................  Western Europe          89%(6)      Consolidated(6)
  GTS-Monaco Access.....................  Monaco                  50%         Equity
Central Europe
  GTS-Hungary...........................  Hungary                 99%         Consolidated
  EuroHivo..............................  Hungary                 70%(7)      Equity
  CzechNet..............................  Czech Republic         100%         Consolidated
  CzechCom..............................  Czech Republic         100%         Consolidated
Asia
  V-Tech................................  China                   75%         Equity
  Beijing Tianmu........................  China                   47%         Equity
  CDI...................................  India                  100%         Consolidated

---------------

(1) Subsequent to June 30, 1998, the Company purchased the remaining minority ownership interest in GTS-Vox Limited. As a result, effective July 1998, the Company will have a 95% indirect interest in TCM and TCM will be accounted for by the consolidation as opposed to the equity method of accounting.

(2) The TeleRoss Operating Company is comprised of a wholly-owned subsidiary that operates a domestic long distance network and holds the applicable operating license for TeleRoss and performs the customer invoicing and collection functions for telecommunications services. TeleRoss Operating Company is accounted for under the consolidation method of accounting because GTS has unilateral control over the operations and management decisions. TeleRoss Operating Company's operations are further discussed in "-- Results of Operations -- Consolidated Ventures" and "Business -- Russia and the CIS -- TeleRoss." A significant portion of TeleRoss Operating Company's costs of revenue consists of settlement fees paid to the TeleRoss Ventures [as defined in (4) below], with such fees being recorded as revenue by the TeleRoss Ventures. To date, all of the TeleRoss Ventures' revenue was derived from such fees. Any decline in the business or operations of the TeleRoss Ventures would have a material adverse effect on the results of TeleRoss Operating Company.

(3) TeleRoss Ventures is comprised of fourteen joint ventures that are 50% beneficially owned by GTS, which originate traffic and provide local termination of calls through agency arrangements with TeleRoss Operating Company. GTS does not exercise unilateral control over the TeleRoss Ventures, and therefore they are appropriately accounted for under the equity method of accounting. TeleRoss Ventures' operations are further discussed in "-- Results of Operations -- Non-Consolidated Ventures."

(4) GTS purchased the remaining 33% interest in Sovam in February 1998 and as a result, effective February 1998, Sovam is accounted for by the consolidation as opposed to the equity method of accounting.

(5) GTS conducts its cellular operations through (i) Vostok Mobile, a wholly owned GTS venture that owns between 50% and 70% of a series of thirteen cellular joint ventures in various regions in Russia, (ii) PrimTelefone, a 50% owned venture in Vladivostok, Russia and (iii) Bancomsvyaz, an approximately 57% beneficially owned venture in Kiev, Ukraine. The Company completed a restructuring of the capital and ownership of Bancomsvyaz on June 30, 1998, which results in GTS beneficially owning approxi-mately 57% of Bancomsvyaz. As a result, effective June 30, 1998, Bancomsvyaz is accounted for by the consolidation as opposed to equity method of accounting.

(6) As of July 16, 1997, HER is accounted for by the consolidation as opposed to the equity method of accounting. In addition, in March 1998, GTS acquired an additional 10% interest in HER.

(7) The Company has reached a definitive agreement to sell its ownership interest in EuroHivo. The closing of this transaction is anticipated to occur by the end of August 1998, but is conditioned upon the Ministry's approval of the share transfer. The Company does not anticipate that the closing of this transaction will have a material effect on the Company's results from operations and financial condition.

RESULTS OF OPERATIONS -- CONSOLIDATED VENTURES

     Management's discussion included within "-- Results of Operations -- Consolidated Ventures" reflects the following significant operating ventures: TeleRoss Operating Company, Sovam, GTS-Hungary, the Czech Companies and HER. Although the Company was not able to follow consolidation method of accounting for Sovam and HER in the three and six months ended June 30, 1997, the Company has included, for comparative purposes, a discussion of their financial performance for the three and six months ended June 30, 1997 in our discussion of "Results of Operations -- Consolidated Ventures". See "Results of Operations -- Non-Consolidated Ventures (Equity Investees)" for a discussion of the operating results of Sovintel, TCM, TeleRoss Ventures, GTS Cellular and GTS-Monaco Access.

     Revenue. The Company's consolidated revenue was $30.6 million and $53.5 million for the second quarter and year to date ended June 30, 1998, respectively, which was $21.8 million and $36.2 million above the same periods in 1997. The growth in revenue was primarily attributable to the inclusion of Sovam and HER in the Company's consolidated financial results, who contributed $12.4 million and $15.9 million in revenue, respectively, for the six months ended June 30, 1998. The remaining revenue growth was attributable to the TeleRoss Operating Company, as its revenue increased $5.5 million year over year.

     The CIS region's consolidated revenue increased 165.5% and 165.4% to $14.6 million and $28.4 million for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. TeleRoss Operating Company generated revenue of $8.3 million and $15.4 million, representing 56.8% and 54.2% of the region's consolidated revenue for the three and six months ended June 30, 1998, respectively. The growth in TeleRoss Operating Company revenue of 50.9% and 55.6% for the second quarter and year to date, respectively, from the same periods last year was the result of the increase in traffic volume generated by the TeleRoss Ventures due to the increase in the number of cities and number of VSAT's installed at customer locations outside of cities in which they have a presence. Sovam generated revenue of $6.5 million and $12.4 million for the three and six months ended June 30, 1998, respectively. The 51.2% and 55.0% increase from prior year periods in Sovam revenue is primarily attributable to the expansion of Sovam's network throughout Russia and the CIS and the wider variety of service offerings. (Sovam was an equity method company in 1997.)

     HER generated $11.2 million and $15.9 million of revenue in the three and six months ended June 30, 1998, respectively, compared to $0.4 million and $0.6 million, respectively, in the same periods in 1997 (HER was an equity method company prior to July 1997). The growth in revenue is attributable to the continued deployment of the HER network. HER commenced commercial service over the Brussels-Amsterdam route in late 1996, the London-Paris portion in November 1997 and Frankfurt, Zurich, Geneva, Stuttgart, Dusseldorf and Munich were added in the second quarter of 1998.

     The Central Europe region's consolidated revenue increased 30.3% and 34.4% to $4.3 million and $8.2 million for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. This growth is attributable to the expansion of the customer base and product offerings of these businesses.

     Gross Margin. GTS's consolidated gross margin was $6.5 million and $10.2 million, or 21.2% and 19.1% of revenue, for the three and six months ended June 30, 1998, respectively, and $2.3 million and $4.3 million, or 25.8% and 24.9% of revenue, for the three and six months ended June 30, 1997, respectively.

     Sovam represented 49.2% and 58.8% of the consolidated gross margin for the three and six months ended June 30, 1998, respectively. (Sovam was an equity method company in 1997). Sovam had gross margin as a percentage of revenues of 49.2% and 48.4% for the three and six months ended June 30, 1998, respectively. The increase of 12.0% and 12.1% in gross margin as a percentage of revenue in comparison to the same periods in 1997 reflects the higher margin service offerings that Sovam is currently providing and also management's focus to improve its cost structure; i.e., the negotiation of improved channel costs from suppliers and controlled growth in both personnel and capital expenditures. The TeleRoss Operating Company represented 12.3% and 17.5% of the consolidated gross margin for the three and six months ended June 30, 1998, respectively, and 0.0% and 34.9% for the three and six months ended June 30, 1997, respectively. TeleRoss had gross margin as a percentage of revenue of 9.6% and 11.7% for the three and six months ended June 30, 1998, respectively. The decrease of 3.5% in margin as a percentage of revenue for the six months ended June 30,1998 in comparison to the comparable period in 1997 reflects the high fixed cost component of its network hub in Moscow. The Central European region had gross margin as a percentage of revenue of 34.9% and 34.1% for the three and six months ended June 30, 1998, respectively. The decrease of 1.5% and 6.8% in gross margin as a percentage of revenue in comparison to the comparable periods in 1997 primarily reflects the startup activities of the GTS Net product offering in Hungary. HER had a favorable effect on consolidated gross margins of $0.4 million for the three months ended June 30, 1998, and an unfavorable effect on consolidated gross margins of $(1.0) million for the six months ended June 30, 1998. For comparative purposes, HER had an unfavorable gross margin of $(1.1) million and $(2.7) million for the three and six months ended June 30, 1997 (HER was an equity method company prior to July 1997.)

     Operating Expenses. Consolidated operating costs were $28.7 million and $51.4 million for the three and six months ended June 30, 1998, respectively, a 104.2% and 89.8% increase above the comparable periods in 1997. The increase in operating costs is attributable to the inclusion of HER and Sovam in the Company's consolidated financial results, the growth in expenditures associated with building business infrastructure for primarily the TeleRoss Operating Company and costs attributable to increasing the corporate staff.

     Equity in (Losses)/Earnings of Ventures. GTS recognized earnings of $4.2 million and $7.6 million for its investments in non-consolidated ventures in the three and six months ended June 30, 1998, respectively, as compared to recognizing losses of $6.7 million and $10.2 million in the comparable periods, respectively, in 1997. This improvement was primarily the result of HER no longer being an equity method investee, the Company's exclusion of the unfavorable financial results of several of its businesses as a result of its write-off of certain investments in and advances to ventures in Asia and Central Europe in the third quarter of 1997 and TCM's year over year net income improvement. Included in the quarter ended June 30, 1998 was $0.1 million of additional losses as a result of excess losses recognized. For the six months ended June 30, 1998, excess losses recognized were minimal. Included in the quarter and year to date results for June 30, 1997 were $5.1 million and $7.8 million of additional losses as a result of the application of the Company's previously discussed profit and loss accounting. Sovintel and TCM generated combined earnings of $5.3 million and $9.4 million for the three and six months ended June 30, 1998, respectively, and $4.2 million and $8.1 million for the three and six months ended June 30, 1997, respectively, which offset the losses generated by other ventures that are in the early stages of operations. See "Results of Operations -- Non-Consolidated Ventures (Equity Investees) for a discussion of the results of operations of the Company's significant equity investees.

     Interest, Net. GTS incurred interest expense of $14.1 million and $30.6 million for the three and six months ended June 30, 1998, respectively, which was 304.2% and 327.1% above the comparable periods in 1997. The significant increase in interest expense was due to the $409.8 million increase in debt raised in 1997 and $105.0 million raised in 1998. See "-- Liquidity and Capital Resources."

     GTS earned interest income of $7.2 million and $14.3 million for the three and six months ended June 30, 1998, respectively, a 729.8% and 559.2% increase over the same periods in 1997, primarily as a result of investing the proceeds from the Company's 1997 and 1998 capital raise efforts. See "-- Liquidity and Capital Resources."

     Provision for Income Taxes. The Company's consolidated tax provision was $0.8 million and $1.4 million for the three and six months ended June 30, 1998 and $0.5 million and $0.8 million for the three and six months ended June 30, 1997, respectively. The Company's financial statements do not reflect any provision for benefits that might be associated with the U.S. and non-U.S. loss carryforwards. There can be no assurance that such non-U.S. loss carryforwards will be allowed, in part or in full, by local tax authorities against future income.

     Extraordinary Loss. The Company recognized a $12.7 million extraordinary charge to earnings in the first quarter of 1998, as a result of the Company's early extinguishment of certain related party debt obligations. The nature of the charge is comprised of the write-off of $11.6 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs that were deferred as financing costs and were being amortized over the original maturity of the debt.

RESULTS OF OPERATIONS -- NON-CONSOLIDATED VENTURES (EQUITY INVESTEES)

  Russia -- CIS

     Sovintel. Sovintel's revenue was $34.7 million and $67.1 million for the second quarter and year to date ended June 30, 1998, which increased $5.7 million and $13.0 million over revenues for the comparable periods in 1997. The growth in revenue was primarily the result of telecommunications service revenue, which increased 10.4% and 17.2% to $24.6 million and $48.4 million for the three and six months ended June 30, 1998, respectively, from comparable periods in 1997, due to the Moscow customer base growth and traffic from other GTS ventures that generated increased volume of outgoing international and domestic minutes carried by Sovintel. Sovintel realized a 69.3% and 80.4% increase in outgoing international and domestic minutes for the three and six months ended June 30, 1998, as compared with the same periods a year ago. Revenue from incoming international minutes decreased by 45.8% and 29.9% to $2.1 million and $4.6 million for the three and six months ended June 30, 1998, respectively, from the same periods in 1997.

     Sovintel's non-traffic-related revenue increased 51.3% and 45.9% to $10.1 million and $18.7 million for three and six months ended June 30, 1998, respectively, over the comparable periods in 1997, which was primarily attributable to port sales and monthly port fees revenue.

     Sovintel's gross margin as a percentage of revenues was 34.7% and 33.5%, for the three and six months ended June 30, 1998, and was 37.6% and 39.4% for comparable periods in 1997. The decrease in gross margin as a percentage of revenue for the respective periods in 1998 and 1997, was attributable to a general price decrease in international and domestic revenue due to competitive pressures and a higher percentage of domestic minutes, which yield a lower margin.

     Operating expenses were $5.2 million and $9.8 million, or 15.0% and 14.6% of total revenue, for the three and six months ended June 30, 1998. The increase of 21.3% and 20.9% in operating expenses in comparison to the same periods in 1997 was related to increases in turnover taxes associated with revenues and also increased personnel, advertising and sales force costs required to support Sovintel's growth.

     TCM. TCM's revenue for the three and six months ended June 30, 1998 increased 83.5% and 66.9% to $12.1 million and $21.6 million, respectively, from the comparable periods in 1997. These increases were primarily due to increases in local and international/long-distance traffic revenue. TCM had gross margin as a percentage of revenues of 74.4% and 73.6% for the three and six months ended June 30, 1998, respectively. Gross margin as a percentage of revenue decreased 7.8% and 5.5% in comparison to the same periods in 1997 as a result of higher infrastructure and settlement costs. TCM had operating expenses of $1.0 million and $1.9 million, or 8.3% and 8.8% of total revenue, for the three and six months ended June 30, 1998, respectively, which represents decreases of 1.5% and 0.9% in operating expenses as a percentage of revenue in comparison to the same periods in 1997.

     TeleRoss Ventures. Revenue for the TeleRoss Ventures increased 97.6% and 77.4% to $2.6 million and $5.0 million for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. Revenues were primarily resulted from settlement fees charged to TeleRoss Operating Company. The growth in revenue reflects the growth of the customer base.

     Gross margin as a percentage of revenue was 69.2% and 70.0% for the three and six months ended June 30, 1998, respectively, compared to 84.6% and 82.1% for the three and six months ended June 30, 1997, respectively due to the increase in settlement costs. Operating expenses were $1.2 million and $2.2 million, or 46.2% and 44.0% of revenue, for the three and six months ended June 30, 1998, respectively, compared to 92.3% and 64.3% of revenue, for the comparable periods in 1997.

     GTS Cellular. The Company operates three cellular networks through differing ownership structures: Vostok Mobile, PrimTelefone and Bancomsvyaz.

     Revenue for Vostok Mobile was $7.4 million and $14.7 million for the three and six months ended June 30, 1998, respectively, which represented a 28.0% and 36.4% increase from the comparable periods in 1997. The growth in revenue was primarily attributable to subscriber growth.

     Vostok Mobile's gross margin was 48.3% and 49.4% of revenue, for the three and six months ended June 30, 1998, respectively, compared to 50.7% and 53.3% of revenue, for the comparable periods in 1997. Operating expenses were $3.6 million and $6.2 million, or 48.6% and 42.2% of revenue, for the three and six months ended June 30, 1998, respectively, compared to $3.0 million and $5.0 million, or 51.3% and 46.7% of revenue, for the comparable periods in 1997.

     Revenue for PrimTelefone was $3.6 million and $7.3 million for the three and six months ended June 30, 1998, respectively, which represented a 44.0% and 46.0% increase from the comparable periods in 1997. The growth in revenue was primarily attributable to the subscriber growth.

     PrimTelefone's gross margin was 58.3% and 57.5% of total revenue, and operating expenses were $1.2 million and $2.3 million for the three and six months ended June 30, 1998, respectively, compared to gross margin of 64.0% and 66.0% of total revenue, and operating expenses of $0.9 million and $1.5 million, respectively, for the comparable periods in 1997.

     Revenue for Bancomsvyaz was $5.7 million and $9.9 million for the three and six months ended June 30, 1998, respectively, which represented a 376.5% and 443.9% increase from the comparable periods in 1997. The growth in revenue was primarily attributable to the increase in cellular subscribers.

     Bancomsvyaz's gross margin was 53.6% and 55.7% of total revenue, and operating expenses were $2.3 million and $4.1 million for the three and six months ended June 30, 1998, respectively, compared to gross margin of 28.3% and 18.5% of total revenue, and operating expenses of $2.1 million and $2.2 million, respectively, for the comparable periods in 1997.

  Western Europe

     GTS-Monaco Access: Total revenue was $7.4 million and $11.9 million for the three and six months ended June 30, 1998, respectively, which represented a 179.6% and 164.7% increase from the comparable periods in 1997. Gross margin was $0.8 million and $1.0 million, or 10.8% and 8.4% of revenue, for the three and six months ended June 30, 1998, respectively, compared to $0.1 million and $0.1 million, or 4.4% and 3.1% of revenue, for the comparable periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Corporate

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

     The Company has raised capital through the issuance of equity securities and through various debt agreements. The issuance of equity securities has raised $238.7 million, $36.4 million, $107.7 million, $42.1 million and $62.1 million in the first six months of 1998, and in the full years of 1997, 1996, 1995 and

1994, respectively, net of placement fees, for a total of $487.0 million. In addition, the Company and HER received $105.0 million, $409.8 million, $60.0 million and $23.3 million in gross proceeds in the first six months of 1998, and in the full years of 1997, 1996 and 1995, respectively, for a total of $598.1 million under various debt agreements. Included within the debt proceeds identified above, the Company received $3.5 million, $60.0 million and $10.0 million in 1997, 1996 and 1995, respectively, from lenders who are affiliated with, and are considered related parties to, the Company as a result of their (or their affiliates) ownership of the Company's Common Stock, of which $70.0 million was repaid in 1998.

     The Company had working capital of $455.9 million and $0.6 million as of June 30, 1998 and 1997, respectively. The Company had an accumulated deficit of $306.2 million as of June 30, 1998, including net losses of approximately $63.4 million and $26.2 million for the three and six months ended June 30, 1998 and $22.0 million and $39.7 million for the three and six months ended June 30, 1997, respectively. During 1998, the Company has incurred and expects to continue to incur substantial expenditures to fund the working capital requirements of its ventures, to provide capital equipment for certain of its ventures, and to engage in new development and acquisitions.

     GTS will require substantial capital investment to execute its business plans and to fund expected operating losses. Management expects that GTS and its ventures will incur over $500.0 million of capital expenditures and investments in ventures during the next three years, of which approximately $100.0 million will be incurred in the last two quarters of 1998. The Company obtained funds in 1998 through a variety of financing arrangements, including (i) the Company raised approximately $255.3 million in gross proceeds from an initial public stock offering of 12.8 million common shares at $20.00 per share, and (ii) the Company issued $105.0 million in gross proceeds of 9.875% senior notes due February 15, 2005, of which $19.6 million was placed in escrow to fund the first two years' interest payments. The initial public offering constituted a "complying public equity offering" under the Company's 8.75% Senior Subordinated Convertible Bonds due 2000 (the "Bonds"). As a result, the conversion price of the Bonds is $20 per share.

     Subsequent to June 30, 1998, the Company completed a secondary public offering of 2.8 million shares of common stock at $45.50 per common share. Net proceeds from the offering were approximately $119.9 million. In addition, the Company issued aggregate principal amount $466.9 million of 5.75% convertible senior subordinated debentures (the "Debentures") that mature July 1, 2010 and will be redeemable from July 1, 2001 at the option of the Company, at redemption prices set forth in the Debentures agreement. The Debentures are convertible into shares of common stock at any time prior to maturity or redemption at a conversion price of $55.05 per common share. Interest on the Debentures will be payable semi-annually on January 1 and July 1, commencing January 1, 1999. The Debentures are subordinated to all existing and future indebtedness of the Company, except for the Bonds, with which they rank pari passu in right of payment. Net proceeds from the Debentures offering were approximately $452.1 million.

     The Company believes its existing cash balances and cash flow from operations will be sufficient to fund its expected capital needs under its current business plan, excluding any funds expended in connection with the implementation of the Company's European Services Strategy. See "Liquidity and Capital Resources -- European Services Strategy." The Company contemplates that it will raise additional debt financing through a newly formed subsidiary of the Company, the proceeds of which will be applied toward the implementation of the Company's European Services Strategy. The actual amount and timing of such financing have not yet been determined by the Company.

     The actual amount and timing of the Company's future capital requirements may differ materially from management's estimates. In particular, the accuracy of management's estimates is subject to changes and fluctuations in the Company's revenues, operating costs and development expenses, which can be affected by the Company's ability to (i) effectively and efficiently manage the expansion of the HER network and operations, (ii) obtain infrastructure contracts, rights-of-way, licenses and other regulatory approvals necessary to complete and operate the HER network, (iii) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (iv) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. The Company's revenues and costs are also dependent upon factors that are not within the Company's control such as regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with the Company's operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Historically, GTS has experienced liquidity problems resulting in part from the Company's need to meet the capital requirements of certain of its ventures in excess of forecast amounts. In addition, certain of the Company's ventures have not met management's financial performance expectations or have not been able to secure local country financing and thus have not been able to generate the expected cash inflows. In addition, if the Company expands its operations at an accelerated rate or consummates acquisitions, the Company's funding needs will increase, possibly to a significant degree, and it will expend its capital resources sooner than currently expected. The Company may also be required to repay the Bonds upon maturity on June 30, 2000 to the extent such bonds are not converted into Common Stock. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses.

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

  HER

     Construction of the HER fiber optic network is one of the Company's most significant business activities. The buildout of the network is expected to require approximately $290.0 million of capital expenditures. Through June 30, 1998, approximately $81.9 million has been spent on network capital expenditure. An additional $194.6 million has been capitalized in connection with long-term fiber lease arrangements. In August 1997, HER completed the issuance of $265.0 million in gross proceeds of 11.5% Senior Notes (the "Senior Notes") due in August 2007. The Senior Notes are general unsecured obligations of HER. The Company believes that the net proceeds of such issuance, combined with HER's projected internally generated funds, should be enough to fund HER's expected capital expenditures. However the actual amount and timing of HER's future capital requirements may differ materially from management's estimates. If the actual amount and timing of HER's future capital requirements differ materially from management's estimates, any failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of HER, or may require the Company to make additional capital contributions to HER at the expense of the Company's other operations, either of which could have a material adverse effect on the operations of the Company. There can be no assurance that GTS or its partners in HER would have sufficient capital to make contributions to HER, or that they would be willing to do so.

EUROPEAN SERVICES STRATEGY

     The aforementioned discussion of capital requirements does not include any capital spending that will be required for the implementation of the Company's European Services Strategy. Due to the preliminary nature of the Company's business plan for such strategy, the Company cannot estimate with any degree of certainty the amount and timing of the Company's future capital requirements for such implementation, which will be dependent on many factors, including the success of the Company's European services business, the rate at which the Company expands its networks and develops new networks, the types of services the Company offers, staffing levels, acquisitions and customer growth, as well as other factors that are not within the Company's control, including competitive conditions, regulatory developments and capital costs. Management believes, however, that if the European Services Strategy is implemented it is likely that the Company will need to raise additional capital above that raised through July 31, 1998. The Company expects that it will have significant operating and net losses and will record significant net cash outflow, before financing, in coming years including in connection with its European services business. There can be no assurance that the Company's operations, including the Company's European services business, will achieve or sustain profitability or positive cash flow in the future.

  Liquidity Analysis

     The Company had cash and cash equivalents of $478.0 million and $14.6 million as of June 30, 1998 and 1997, respectively. The Company had restricted cash of $82.9 million and $4.3 million as of June 30, 1998 and 1997, respectively. The restricted cash at June 30, 1998 primarily represents amounts held in escrow to pay the first two years interest payments on the $105 million of the 9.875% Senior Notes due 2005 of the Company and $265 million of the Senior Notes of HER.

     During the three and six months ended June 30, 1998, the Company used $7.3 million and $34.7 million, respectively, of cash for operating activities, compared to $9.9 million and $23.3 million, respectively, used in the comparable periods of 1997. Cash used for investing activities was $16.1 million and $53.2 million for the three months and six months ended June 30, 1998 and $5.6 million and $17.1 million for the three and six months ended June 30, 1997, respectively. The use of cash in operations and for investing activities reflected primarily the development and buildout of existing telecommunications networks and the funding of fully operational ventures. There can be no assurance that the Company's operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service obligations or working capital requirements.

     In February 1998, the Company used approximately $85.2 million of the net proceeds from the initial public offering and the $105.0 million Senior Notes to repay $70.0 million plus accrued interest of debt from lenders who are affiliated with, and are considered related parties to, the Company as a result of their (or their affiliates) ownership of the Company's Common Stock.

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

     In April 1998, the Company consummated an economic transaction to hedge the foreign exchange exposure resulting from the issuance of $265 million senior notes by HER.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of assessing its year 2000 compliance costs and of converting, where necessary, its internal hardware and software as well as customer facing telecommunications infrastructure to year 2000 compliance. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company currently believes it will be able to achieve year 2000 compliance by the end of 1999, and currently does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance or that year 2000 compliance costs will have a material effect on the Company's earnings.

                SUPPLEMENTAL INFORMATION -- SELECTED HISTORICAL
                 FINANCIAL DATA -- COMBINED EQUITY INVESTMENTS

     The following unaudited selected historical financial data -- equity investments for the three and six months ended June 30, 1997 and June 30, 1998, are derived from the Company's financial records. It is intended to supplement the unaudited condensed consolidated financial statements. The financial data set forth below represents 100% of the results of operations for each of the entities.

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

                                                                                                 NET
                                              OWNERSHIP                 COST OF    OPERATING   INCOME/
                                             INTEREST(1)     REVENUES   REVENUES   EXPENSES     (LOSS)
                                             -----------     --------   --------   ---------   --------
THREE MONTHS ENDED JUNE 30, 1997
  Sovintel.................................        50%         28,977     18,073      4,260       5,035
  TCM......................................        50%          6,609      1,173        754       3,224
  TeleRoss.................................        50%          1,302        266      1,122        (192)
  Sovam....................................      66.7%(4)       4,329      2,724      1,715        (263)
  GTS Cellular Companies...................        50%(2)       9,292      4,560      4,815      (1,872)
  Other....................................        50%(2)       3,205      4,753      6,144      (8,719)
                                              --------       --------   --------    -------    --------
          Total............................                    53,714     31,549     18,810      (2,787)
Adjustments for Inter-Affiliate
  Transactions(3)..........................                    (3,924)    (4,898)    (5,707)
THREE MONTHS ENDED JUNE 30, 1998(4)
  Sovintel.................................        50%         34,703     22,646      5,169       5,294
  TCM......................................        50%         12,130      3,111      1,005       4,996
  TeleRoss.................................        50%          2,648        775      1,254         295
  GTS Cellular Companies...................        50%(2)      16,391      7,519      5,928       1,140
  Other....................................        50%(2)       7,512      6,620      1,916        (530)
                                              --------       --------   --------    -------    --------
          Total............................                    73,384     40,671     15,272      11,195
Adjustments for Inter-Affiliate
  Transactions(3)..........................                    (8,753)    (7,897)     5,529
SIX MONTHS ENDED JUNE 30, 1997
  Sovintel.................................        50%         54,139     32,836      8,115       9,730
  TCM......................................        50%         12,935      2,708      1,354       6,134
  TeleRoss.................................        50%          2,831        550      1,796         323
  Sovam....................................      66.7%(4)       8,032      5,112      3,074        (381)
  GST Cellular Companies...................        50%(2)      17,337      8,225      8,405      (2,749)
  Other....................................        50%(2)       6,466      8,939     10,211     (13,878)
                                              --------       --------   --------    -------    --------
          Total............................                   101,740     58,370     32,955        (821)
Adjustments for Inter-Affiliate
  Transactions(3)..........................                    (9,857)    (9,658)    (8,582)
SIX MONTHS ENDED JUNE 30, 1998(4)
  Sovintel.................................        50%         67,107     44,603      9,815       9,639
  TCM......................................        50%         21,586      5,689      1,857       8,843
  TeleRoss.................................        50%          5,040      1,492      2,232         620
  GTS Cellular Companies...................        50%(2)      31,296     14,294     11,120       2,555
  Other....................................        50%(2)      12,038     10,980      3,040      (1,477)
                                              --------       --------   --------    -------    --------
          Total............................                   137,067     77,058     28,064      20,180
Adjustments for Inter-Affiliate
  Transactions(3)..........................                   (17,643)   (16,002)     9,687

---------------

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In conjunction with the restructuring of Bancomsvyaz, one of the Company's subsidiaries, on June 30, 1998, the Company issued to an existing shareholder, in a private placement, 713,311 shares of common stock. This stock was issued pursuant to a contractual put right held by such shareholder, which permitted the shareholder to put to the Company its $8.6 million of investment in GTS Ukrainian TeleSystems LLC in exchange for such stock. See Note 5 to the Company's unaudited Condensed, Consolidated Financial Statements included in this report.

     Pursuant to a purchase agreement that the Company has with a venture partner in GTS Vox Limited, the intermediate holding company of TCM, the Company issued 336,630 shares of common stock to the Partner in April 1998. See Note 3 to the Company's Unaudited Condensed, Consolidated Financial Statements included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 20, 1998, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of March 31, 1998. Each of the Company's four nominees for election to its Board of Directors was elected to a term ending at the Company's annual meeting of shareholders to be held in 2001. Three additional proposals were submitted to shareholders for approval and the votes cast on each such proposal was as follows:

     Approval of the Company's Fourth Amended and Restated Stock Option Plan

     For 24,925,951 shares  Against 6,229,912 shares  Abstain 36,095 shares

     Approval of certain stock option grants to certain members of the Company's Board of Directors

     For 24,357,024 shares  Against 6,796,169 shares  Abstain 38,765 shares

     Ratification of selection of Ernst & Young LLP as the Company's independent auditors for 1998

     For 30,619,182 shares  Against 568,586 shares  Abstain 4,190 shares

ITEM 5. OTHER INFORMATION

     See Notes 5 and 7 to the Company's unaudited Condensed, Consolidated Financial Statements included in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION                                 DESCRIPTION
      -----------                                 -----------
       27                 -- Financial Data Schedule

     B. Reports on Form 8-K

     DATE OF REPORT                            SUBJECT OF REPORT
     --------------                            -----------------
       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            GLOBAL TELESYSTEMS GROUP, INC.
                                            (Registrant)

                                            By:   /s/ WILLIAM H. SEIPPEL

                                              ----------------------------------
                                              Name: William H. Seippel
                                              Title:  Executive Vice President
                                                      and
                                                  Chief Financial Officer
                                                      (Principal
                                                  Financial and Accounting
                                                      Officer)

Date: August 14, 1998

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27              Financial Data Schedule