Form 10-Q
period 1998-09-30
GLOBAL TELESYSTEMS GROUP INC
filed 1998-11-17
CIK 946392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                             ---------------------

                       (COMMISSION FILE NUMBER: 0-23717)

                             ---------------------

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

                                 (703) 918-4500
              (Registrant's telephone number, including area code)
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  [X]     No  [ ]

     At October 31, 1998, there were outstanding 60,502,708 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I       Financial Information.......................................
  Item 1A    Financial Statements of Global TeleSystems Group, Inc.......
             Condensed Consolidated Balance Sheets as of December 31,
               1997 and September 30, 1998...............................
             Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 1997 and 1998...
             Condensed Consolidated Statements of Cash Flows for the
               Three and Nine Months Ended September 30, 1997 and 1998...
             Notes to Condensed Consolidated Financial Statements........
  Item 1B    Financial Statements of EDN Sovintel........................
             Condensed Balance Sheets as of December 31, 1997 and
               September 30, 1998........................................
             Condensed Statements of Operations for the Three and Nine
               Months Ended September 30, 1997 and 1998..................
             Condensed Statements of Cash Flows for the Three and Nine
               Months Ended September 30, 1997 and 1998..................
             Notes to Condensed Financial Statements.....................
  Item 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................

PART II      Other Information...........................................
  Item 2     Changes in Securities and Use of Proceeds...................
  Item 5     Other Information...........................................
  Item 6     Exhibits and Reports on Form 8-K............................
  Signatures.............................................................

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1A. FINANCIAL STATEMENTS OF GLOBAL TELESYSTEMS GROUP, INC.

  Condensed Consolidated Balance Sheets as of December 31, 1997 and September
     30, 1998

  Condensed Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 1997 and 1998

  Condensed Consolidated Statements of Cash Flows for the Three and Nine Months
     Ended September 30, 1997 and 1998

  Notes to Condensed Consolidated Financial Statements

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                               DECEMBER 31,      SEPTEMBER 30,
                                                                   1997               1998
                                                              ---------------   ----------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
CURRENT ASSETS
  Cash and cash equivalents.................................     $ 318,766         $  993,928
  Accounts receivable, net..................................        17,079             59,822
  Restricted cash...........................................        30,486             42,047
  Prepaid expenses..........................................        14,101             22,122
  Other assets..............................................         6,707             12,539
                                                                 ---------         ----------
          TOTAL CURRENT ASSETS..............................       387,139          1,130,458
Property and equipment, net.................................       236,897            436,019
Investments in and advances to ventures.....................        76,730             61,705
Goodwill and intangible assets, net.........................        43,284            161,893
Restricted cash and other noncurrent assets.................        36,411             24,818
                                                                 ---------         ----------
          TOTAL ASSETS......................................     $ 780,461         $1,814,893
                                                                 =========         ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................     $  61,984         $  135,565
  Debt maturing within one year.............................         6,390             23,741
  Current portion of capital lease obligations..............        21,490             31,130
  Related party debt maturing within one year...............         5,708                 --
  Other current liabilities.................................         6,301             32,408
                                                                 ---------         ----------
          TOTAL CURRENT LIABILITIES.........................       101,873            222,844
Long-term debt, less current portion........................       408,330            962,232
Long-term portion of capital lease obligations..............       117,645            187,900
Related party long-term debt, less current portion..........        79,796              3,530
Taxes and other non-current liabilities.....................        14,595             27,378
                                                                 ---------         ----------
          TOTAL LIABILITIES.................................       722,239          1,403,884
COMMITMENTS AND CONTINGENCIES
  Minority interest.........................................        18,766             43,957
  Common stock, subject to repurchase (797,100 and 463,489
     shares outstanding at December 31, 1997 and September
     30, 1998, respectively)................................        12,489             15,643
SHAREHOLDERS' EQUITY
  Preferred stock, $0.0001 par value (10,000,000 shares
     authorized; none issued and outstanding)...............            --                 --
  Common stock, $0.10 par value (135,000,000, shares
     authorized; 37,606,814 and 60,495,446 shares issued and
     outstanding, net of 195,528 and 96,375 shares of
     treasury stock at December 31, 1997 and September 30,
     1998, respectively)....................................         3,761              6,050
  Additional paid-in capital................................       274,359            696,574
  Accumulated other comprehensive loss......................        (8,269)            (7,496)
  Accumulated deficit.......................................      (242,884)          (343,719)
                                                                 ---------         ----------
          TOTAL SHAREHOLDERS' EQUITY........................        26,967            351,409
                                                                 ---------         ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $ 780,461         $1,814,893
                                                                 =========         ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      1997       1998       1997       1998
                                                    --------   --------   --------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES, NET:
  Telecommunication and other services............  $ 10,691   $ 61,405   $ 26,547   $ 111,195
  Equipment sales.................................     2,230      2,429      3,669       6,104
                                                    --------   --------   --------   ---------
                                                      12,921     63,834     30,216     117,299
                                                    --------   --------   --------   ---------
OPERATING COSTS AND EXPENSES:
  Cost of revenues:
     Telecommunication and other services.........    13,361     37,045     25,169      77,525
     Equipment sales..............................     2,028      1,804      3,183       4,542
  Selling, general and administrative.............    22,441     30,645     46,203      75,150
  Depreciation and amortization...................     2,078      8,368      4,404      13,953
  Non-income taxes................................       452      3,820      1,452       5,140
                                                    --------   --------   --------   ---------
                                                      40,360     81,682     80,411     176,310
Write-off of venture-related assets...............     1,673         --      1,673          --
Equity in losses/(earnings) of ventures...........     8,067      3,485     18,234      (4,142)
                                                    --------   --------   --------   ---------
LOSS FROM OPERATIONS..............................   (37,179)   (21,333)   (70,102)    (54,869)
OTHER INCOME (EXPENSE):
  Interest income.................................     3,116     13,858      5,278      28,110
  Interest expense................................   (13,923)   (22,009)   (21,086)    (52,603)
  Foreign currency losses.........................      (135)    (7,333)    (1,094)    (10,364)
                                                    --------   --------   --------   ---------
                                                     (10,942)   (15,484)   (16,902)    (34,857)
                                                    --------   --------   --------   ---------
Net loss before income taxes, minority interest
  and extraordinary loss..........................   (48,121)   (36,817)   (87,004)    (89,726)
Income taxes......................................     1,021        770      1,838       2,151
                                                    --------   --------   --------   ---------
Net loss before minority interest and
  extraordinary loss..............................   (49,142)   (37,587)   (88,842)    (91,877)
Minority interest.................................       957        109        970       3,746
                                                    --------   --------   --------   ---------
Net loss before extraordinary loss................   (48,185)   (37,478)   (87,872)    (88,131)
Extraordinary loss -- extinguishment of debt......        --         --         --     (12,704)
                                                    --------   --------   --------   ---------
NET LOSS..........................................  $(48,185)  $(37,478)  $(87,872)  $(100,835)
                                                    ========   ========   ========   =========
Loss per share before extraordinary loss..........  $  (1.34)  $  (0.62)  $  (2.49)  $   (1.65)
Extraordinary loss per share......................        --         --         --       (0.24)
                                                    --------   --------   --------   ---------
Net loss per share................................  $  (1.34)  $  (0.62)  $  (2.49)  $   (1.89)
                                                    ========   ========   ========   =========
Weighted average common shares outstanding........    35,928     60,182     35,242      53,253
                                                    ========   ========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   --------------------
                                                          1997       1998       1997       1998
                                                        --------   --------   --------   ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss..............................................  $(48,185)  $(37,478)  $(87,872)  $(100,835)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED
  IN) PROVIDED BY OPERATING ACTIVITIES:
  Extraordinary loss..................................        --         --         --      12,704
  Depreciation and amortization.......................     4,695     17,060      9,173      33,544
  Amortization of discount on note payable............     1,288         --      3,665         477
  Equity in losses (earnings) of ventures, net of
     dividends received...............................     8,067      3,485     18,234      (4,142)
  Deferred interest...................................     4,273         --      8,142       1,826
  Fair value adjustment for foreign currency
     instruments......................................        --     18,016         --      21,240
  Write-off of venture-related assets.................     1,673         --      1,673          --
  Non-cash compensation...............................     3,390        493      3,390         493
  Minority interest...................................      (949)       (79)      (970)     (7,924)
  Other...............................................     1,741      6,779      2,325       9,684
  Changes in assets and liabilities, excluding effects
     of acquisitions and ventures:
     Accounts receivable..............................    (2,843)    (6,826)    (5,723)    (27,959)
     Prepaid expenses.................................     5,005     (2,417)     4,387      (9,155)
     Accounts payable and accrued expenses............    10,710     16,473      7,386      35,594
     Other changes in assets and liabilities..........    (4,546)    13,743     (2,743)     29,029
                                                        --------   --------   --------   ---------
          NET CASH (USED IN) PROVIDED BY OPERATING
            ACTIVITIES................................   (15,681)    29,249    (38,933)     (5,424)
INVESTING ACTIVITIES
  Investments in and advances to ventures, net of
     repayments.......................................    10,716      8,120     (2,157)     15,055
  Purchases of property and equipment.................   (10,734)   (71,892)   (13,861)   (111,734)
  Restricted cash.....................................   (56,128)    16,815    (55,813)        832
  Goodwill and other intangibles......................      (798)   (42,743)    (2,226)    (60,362)
  Acquisitions -- cash acquired.......................     1,050         --      1,050      13,352
                                                        --------   --------   --------   ---------
          NET CASH USED IN INVESTING ACTIVITIES.......   (55,894)   (89,700)   (73,007)   (142,857)
FINANCING ACTIVITIES
  Proceeds from debt..................................   415,678    470,134    416,161     575,434
  Repayments of debt..................................               (6,013)      (175)   (104,028)
  Payment of debt issue costs.........................   (24,178)   (16,014)   (24,178)    (21,257)
  Common stock repurchased for treasury...............        --         --       (433)         --
  Net proceeds from issuance of common stock..........    36,527    127,109     36,527     362,729
  Other financing activities..........................       (25)        --       (124)      9,471
                                                        --------   --------   --------   ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES...   428,002    575,216    427,778     822,349
Effect of exchange rate changes on cash and cash
  equivalents.........................................    (4,173)     1,167     (6,871)      1,094
                                                        --------   --------   --------   ---------
Net increase in cash and cash equivalents.............   352,254    515,932    308,967     675,162
Cash and cash equivalents at beginning of period......    14,587    477,996     57,874     318,766
                                                        --------   --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $366,841   $993,928   $366,841   $ 993,928
                                                        ========   ========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

     The financial statements of Global TeleSystems Group, Inc. (the "Company" or "GTS") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 1998 may not be indicative of the operating results for the full year.

     The Company's operations are carried out through alliances with strategic local partners in the form of venture arrangements. Wholly-owned subsidiaries and majority-owned ventures where the Company has unilateral operating and financial control are consolidated within the Company's financial results and operations. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control, are accounted for by the equity method. The Company has certain majority-owned investments that are accounted for by the equity method as a result of minority shareholder rights, super-majority voting conditions or other governmentally imposed uncertainties so severe that they prevent the Company from exercising unilateral control of the venture. If the Company has little ability to exercise significant influence over the ventures, those ventures are accounted for by the cost method. All significant intercompany accounts and transactions are eliminated upon consolidation.

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

2. RUSSIAN ECONOMIC CRISIS

     On August 17, 1998 the exchange rate of the Russian ruble, relative to other currencies, declined significantly. The following measures were implemented by the Russian government: 1) The repayment of sovereign securities were suspended; subsequently, secondary trading therein was halted. Since many Russian banks had substantial investments in these securities, severe liquidity problems resulted for the banks. 2) The value of the ruble was allowed to fluctuate below the ruble/US dollar exchange rate corridor that the government had previously committed to support; this represented an effective devaluation of the ruble. 3) A 90-day moratorium on offshore credit repayments was issued. The 90-day moratorium was not extended when it expired on November 16, 1998 and it is anticipated that the ruble will continue to be devalued. Due to the devaluation and the end of the 90-day moratorium, there is an ongoing risk that many Russian banks may be declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured. The official exchange rate as of September 30, 1998 was 16.0645 per US dollar. The last official exchange rate prior to the suspension of trading on August 17, 1998 was 6.2725 rubles per US dollar.

     As a result of the devaluation of the ruble and the consequences of the banking and economic crisis within Russia, the Company recorded a $13.1 million pre-tax charge within its financial statements for the third quarter 1998, that is mainly comprised of foreign currency exchange losses for ruble-denominated net

                         GLOBAL TELESYSTEMS GROUP, INC.

monetary assets with the remainder associated with estimates for uncollectible accounts receivable and unrecoverable cash deposits in Russian banks.

3. POLICIES AND PROCEDURES

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income
(loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. Comprehensive loss was $50.3 million and $92.7 million for the three and nine months ended September 30, 1997, respectively, and was comprised of net losses of $48.2 million and $87.9 million and foreign currency translation adjustments of $2.2 million and $4.9 million for the three and nine months ended September 30, 1997, respectively. Comprehensive loss was $35.5 million and $100.1 million for the three and nine months ended September 30, 1998, respectively, and was comprised of net losses of $37.5 million and $100.8 million and foreign currency translation income of $2.0 million for the three months ended September 30, 1998 and foreign currency transaction income of $0.8 million for the nine months ended September 30, 1998.

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

     Certain reclassifications have been made to the September 1997 condensed, consolidated financial statements in order to conform to the 1998 presentation.

4. SHAREHOLDERS' EQUITY

     In February 1998, the Company completed an initial public offering of 12.8 million shares of common stock at $20.00 per common share (the "Stock Offering"). The Stock Offering resulted in the Company's common stock being listed, under the symbol "GTSG", in the United States on the National Association of Securities Dealers Automated Quotation Market and internationally on the European Association of Securities Dealers Automated Quotation Market. Net proceeds from the Stock Offering were approximately $235.6 million. As a result of the Stock Offering, the Company no longer has an obligation to repurchase the 797,100 shares of common stock that were subject to repurchase at December 31, 1997.

     In July 1998, the Company completed a secondary public offering of 2.8 million shares of common stock at $45.50 per common share. Net proceeds from the offering were approximately $119.9 million. In addition, in conjunction with such offering, shareholders of the Company sold 11.7 million shares of the Company's common stock. The Company did not realize any of the proceeds of such sale.

     Pursuant to a purchase agreement that the Company has with a venture partner, the Company issued 336,630 and 126,859 shares of common stock to the partner in April 1998 and July 1998, respectively. In

                         GLOBAL TELESYSTEMS GROUP, INC.

accordance with the purchase agreement, if such entity is unable to sell these shares, the Company is obligated to assist the seller in locating a purchaser for the Common Stock, and if the Company is unable to do so, to repurchase the issued common stock. The shares issued are restricted and therefore, have been classified as common stock subject to repurchase as of September 30, 1998.

     In June 1998, pursuant to the Debt Obligation described below, 3,333,333 warrants were exercised at an exercise price of $9.33 per common share. An additional 4,444,444 warrants to purchase the Company's common stock expire in the first and second quarters of 2002.

5. DEBT OBLIGATIONS

     In February 1998, the Company issued aggregate principal amount of $105.0 million of 9.875% senior notes due 2005 (the "Notes Offering" and together with the Stock Offering, the "Offerings"). Net proceeds from the Notes Offering were approximately $100.5 million. Approximately $19.6 million of the net proceeds were placed in escrow for the first four semi-annual interest payments, commencing August 15, 1998.

     As a result of the completion of the Stock Offering, the interest rate on the $144.8 million aggregate principal amount of 8.75% senior subordinated convertible bonds due 2000, which were issued in July 1997 (the "Bonds") will remain at 8.75% until maturity and the approximately $5.1 million of the 6.25% additional interest that was previously accrued through the date of the Stock Offering has been reflected as an increase to additional paid-in capital. Upon completion of the Stock Offering, the Bonds became convertible into 7.2 million common shares at a conversion price of $20.00 per share. During the nine-month period ended September 30, 1998, a total of $25.4 million of the Bonds were converted into approximately 1.3 million common shares of the Company's common stock.

     In July 1998, the Company issued aggregate principal amount of $466.9 million of 5.75% convertible senior subordinated debentures (the "Debentures") that mature July 1, 2010 and will be redeemable from July 1, 2001 at the option of the Company, at redemption prices as set forth in the Debentures agreement. Net proceeds from the Debentures offering were approximately $452.1 million. The Debentures are convertible into 8.5 million common shares at any time prior to maturity or redemption at a conversion price of $55.05 per common share. Interest on the Debentures will be payable semi-annually on January 1 and July 1, commencing January 1, 1999. The Debentures are subordinated to all existing and future indebtedness of the Company, except for the Bonds, with which they rank pari passu in right of payment.

     In 1996, the Company entered into long-term obligations ("Debt Obligations") totaling $70.0 million with lenders that are affiliated with and are considered related parties to the Company as a result of their ownership of the Company's common stock. In February 1998, approximately $85.2 million of the net proceeds of the Offerings were used to repay the Debt Obligations plus accrued interest. In addition, the unamortized discount costs and debt issuance costs on the Debt Obligations were written off at the time of repayment, resulting in the Company recording an extraordinary loss of $12.7 million.

6. OTHER TRANSACTIONS

     In July 1998, a wholly-owned subsidiary of the Company purchased the remaining 47.36% interest in GTS Vox Limited, which resulted in the Company's beneficial ownership in TCM increasing from 50% to 95%. The total consideration paid for the additional interest in GTS Vox Limited was $40.5 million. In connection with this buy-out, a modification was made to the original stock purchase agreement with the Company's partner in GTS Vox, in which the Company's obligation to issue 126,859 shares of common stock to such partner was accelerated to July 1998. Under the stock purchase agreement, the Company is also obligated to assist the former partner in locating a buyer for these shares of common stock and if unable to do so, the Company will repurchase the shares of common stock. In addition to the above payments, the purchase agreement includes guarantees of certain cash flow assumptions for GTS Vox Limited's consolidated subsidiary. As a result of the purchase of the remaining 47.36% of GTS Vox Limited, the Company accounts

                         GLOBAL TELESYSTEMS GROUP, INC.

for GTS Vox Limited and TCM by the consolidation as opposed to the equity method of accounting. The purchase price has been allocated to the net assets based on the fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired was approximately $33.4 million, which has been recorded as goodwill and is being amortized, on a straight-line basis, over ten years.

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

     In June 1998, Hermes Europe Railtel B.V. ("HER") completed the acquisition for ECU 90 million (approximately $99.5 million) from Ebone Holding Association (the "Association") of a 75% interest in Ebone A/S ("Ebone"), a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European internet service providers. As part of the transaction, Ebone will purchase, under a transmission capacity agreement, long-term rights on HER's network valued at ECU 90 million. The purchase price has been allocated to the net assets based on the fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired was $17.2 million, which has been recorded as goodwill and is being amortized, on a straight-line basis over five years. The members of the Association were offered the right to buy shares of Ebone in the third quarter of 1998; however, HER's ownership interest in Ebone was not reduced as a result of the offer.

     In March 1998, the Company purchased an additional 10.3% interest in HER from an existing shareholder of HER for ECU 13.5 million (approximately $14.6 million). As a result of the purchase, the Company owns approximately 89.4% of HER. The purchase price has been allocated to the net assets based on the fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired was $10.2 million, which has been recorded as goodwill and is being amortized, on a straight-line basis over five years.

     In February 1998, the Company acquired the remaining 33% interest in Sovam Teleport from its minority partner and as a result Sovam became a wholly-owned subsidiary of the Company and in 1998 is accounted for by the consolidation as opposed to the equity method of accounting. The Company paid a nominal amount for the 33% interest.

                         GLOBAL TELESYSTEMS GROUP, INC.

7. FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, HER entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Notes"). HER has marked the Swap to its fair value as of September 30, 1998 and the resulting adverse change in the fair value of $20.4 million has been recorded as a Noncurrent Liability on the balance sheet and recognized as a foreign currency loss in the statement of operations. In addition, in July 1998, HER entered into several forward exchange contracts, with terms ranging from thirty to ninety days, to limit HER's exposure to foreign currency transactions. HER has marked the outstanding contracts to their fair value as of September 30, 1998 and the resulting adverse change in the fair value of $2.1 million has been recorded as an Other Current Liability on the balance sheet and recognized as a foreign currency loss in the statement of operations.

8. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the Company:

                                                            THREE MONTHS      NINE MONTHS
                                                                ENDED            ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1998
                                                            -------------    -------------
                                                                    (IN THOUSANDS)
Capitalization of leases..................................     $42,950          $93,188
Exercise of warrants......................................          --           31,110
Conversion of the Bonds into common stock.................          --           25,385
Additional consideration in relation to purchase of
  interest in a CIS region subsidiary.....................       5,973           19,522
Reclassification of common stock subject to repurchase....          --           12,489
Conversion of note payable into common stock..............          --            8,635
Reclassification of accrued interest on the Bonds.........          --            5,052

     No significant non-cash activities were incurred for the three and nine months ended September 30, 1997.

9. SUBSEQUENT EVENTS

     On October 16, 1998, the Company initiated an offer (the "Offer") to acquire the outstanding shares of NetSource Europe ASA ("NetSource Europe"), a limited liability company organized under the laws of Norway for aggregate consideration consisting of (i) 4,037,500 shares of Company common stock and
(ii) cash consisting of (A) $15 million and (B) the value in cash of 712,500 shares of Company common stock on the closing date of the Offer. An additional $35 million (in cash or Company common stock, at the Company's election) may be paid to the NetSource Europe shareholders and certain NetSource Europe managers if NetSource Europe meets or exceeds certain quarterly and annual revenue, operating margin and cashflow targets in calendar year 1999.

     The boards of directors of both the Company and NetSource Europe have approved the transaction and the NetSource Europe board of directors has recommended to its shareholders that they accept the Offer. The Company's consummation of the Offer is subject to acceptance of the Offer by holders of not less than 67 percent of NetSource Europe's shares on a fully diluted basis, completion of due diligence by the Company and NetSource Europe, receipt of applicable regulatory approvals, and satisfaction of certain other conditions. As of the end of the acceptance period, October 31, 1998, 90.2% (on a fully diluted basis) of the shareholders of NetSource Europe had accepted the offer. The Offer may be terminated by the Company or the above-

                         GLOBAL TELESYSTEMS GROUP, INC.

referenced holders of NetSource Europe stock if the Offer has not been consummated by November 30, 1998. During the course of the Company's due diligence investigation, which is ongoing, the Company has identified certain issues which are being discussed with NetSource Europe and certain of its shareholders and which must be resolved to the parties satisfaction prior to the consummation of the transaction. NetSource Europe is a European telecommunications services company engaged primarily in the business of reselling voice communications services with executive offices in Birmingham, England and sales and operating offices in seven European countries.

     The shares of Company common stock offered to NetSource Europe's shareholders will not be registered under the Securities Act; however, GTS has agreed to register, as soon as reasonably practicable, the shares of Company common stock that will be issued as consideration to the NetSource Europe shareholders.

ITEM 1B. FINANCIAL STATEMENTS OF EDN SOVINTEL

  Condensed Balance Sheets As of December 31, 1997 and September 30, 1998

  Condensed Statements of Operations For the Three and Nine Months Ended September 30, 1997 and 1998

  Condensed Statements of Cash Flows For the Three and Nine Months Ended
     September 30, 1997 and 1998

  Notes to Condensed Financial Statements

                                  EDN SOVINTEL

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                     (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 5,620         $ 2,012
  Accounts receivable, less allowance for doubtful accounts
     of $643 and $1,927 at December 31, 1997 and September
     30, 1998...............................................     16,223          23,108
  Restricted cash...........................................        485             205
  Due from affiliated companies.............................      1,586           2,210
  Inventory.................................................      1,697           1,906
  Deferred tax asset........................................        186             186
  Prepaid expenses and other assets.........................      5,318          10,149
                                                                -------         -------
          TOTAL CURRENT ASSETS..............................     31,115          39,776
Property and equipment, net of accumulated depreciation of
  $14,557 and $19,361 at December 31, 1997 and September 30,
  1998......................................................     38,709          48,919
Deferred expenses...........................................        945             844
                                                                -------         -------
          TOTAL ASSETS......................................    $70,769         $89,539
                                                                =======         =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $ 5,725         $ 9,770
  Accrued expenses..........................................      3,194           4,318
  Due to affiliated companies...............................     10,104          17,312
  Note payable to shareholder...............................         39
  Taxes and other liabilities...............................      2,438           1,979
                                                                -------         -------
          TOTAL LIABILITIES.................................     21,500          33,379
                                                                -------         -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Contributed capital.......................................      2,000           2,000
  Retained earnings.........................................     47,269          54,160
                                                                -------         -------
          TOTAL SHAREHOLDERS' EQUITY........................     49,269          56,160
                                                                -------         -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $70,769         $89,539
                                                                =======         =======

   The accompanying notes are an integral part of these financial statements.

                                  EDN SOVINTEL

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1997       1998      1997      1998
                                                         --------   --------   -------   -------
                                                                     (IN THOUSANDS)
REVENUES, NET:.........................................  $27,890    $32,391    $82,029   $99,498
COST OF REVENUES:......................................   18,212     21,176     51,048    65,779
                                                         -------    -------    -------   -------
Gross margin...........................................    9,678     11,215     30,981    33,719
OPERATING EXPENSES:
  Selling, general and administrative..................    2,740      5,731      8,175    12,093
  Depreciation and amortization........................      239        467        452       858
  Non-income taxes.....................................    1,230      1,667      3,697     4,702
                                                         -------    -------    -------   -------
          TOTAL OPERATING EXPENSES.....................    4,209      7,865     12,324    17,653
Income from operations.................................    5,469      3,350     18,657    16,066
OTHER (EXPENSE) INCOME:
  Interest income......................................       72         59        176       157
  Interest expense.....................................     (173)        --       (447)       --
  Foreign currency losses..............................      (18)    (5,197)       (87)   (5,490)
                                                         -------    -------    -------   -------
                                                            (119)    (5,138)      (358)   (5,333)
                                                         -------    -------    -------   -------
Net income (loss) before taxes.........................    5,350     (1,788)    18,299    10,733
Income taxes...........................................      864        960      4,084     3,842
                                                         -------    -------    -------   -------
          NET INCOME (LOSS)............................  $ 4,486    $(2,748)   $14,215   $ 6,891
                                                         =======    =======    =======   =======

   The accompanying notes are an integral part of these financial statements.

                                  EDN SOVINTEL

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         1997       1998       1997       1998
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)....................................  $ 4,486    $(2,748)   $ 14,215   $  6,891
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Depreciation and amortization......................    1,590      1,995       3,817      4,905
  Provision for doubtful accounts....................     (225)     1,511        (577)     1,284
  Income tax benefit.................................     (665)        --        (665)        --
  Changes in assets and liabilities:
     Accounts receivable.............................    7,845     (3,185)      1,126     (8,169)
     Inventory.......................................     (965)      (563)     (1,087)      (209)
  Prepaid expenses and other assets..................     (687)     1,740      (2,216)    (5,455)
  Accounts payable and accrued expenses..............   (2,186)       538       1,937      4,710
                                                       -------    -------    --------   --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES...............................    9,193       (712)     16,550      3,957
INVESTING ACTIVITIES
  Purchases of property and equipment................   (2,773)    (7,893)    (11,329)   (15,014)
  Restricted cash....................................        6        263         (16)       280
                                                       -------    -------    --------   --------
          NET CASH USED IN INVESTING ACTIVITIES......   (2,767)    (7,630)    (11,345)   (14,734)
FINANCING ACTIVITIES
  Repayment of shareholder note......................   (1,523)        --      (2,251)       (39)
  Due to affiliated companies........................   (2,022)     7,089        (519)     7,208
                                                       -------    -------    --------   --------
Net cash (used in) provided by financing
  activities.........................................   (3,545)     7,089      (2,770)     7,169
                                                       -------    -------    --------   --------
Net increase (decrease) in cash and cash
  equivalents........................................    2,881     (1,253)      2,435     (3,608)
Cash and cash equivalents at beginning of period.....    3,160      3,265       3,606      5,620
                                                       -------    -------    --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........  $ 6,041    $ 2,012    $  6,041   $  2,012
                                                       =======    =======    ========   ========

   The accompanying notes are an integral part of these financial statements.

                                  EDN SOVINTEL

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

     In the opinion of management, the accompanying unaudited condensed financial statements of EDN Sovintel (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1997 and September 30, 1998, and the results of operations and cash flows for the periods indicated.

     The Company was established as a competitive local exchange carrier (CLEC) in August 1990. Through the design, construction, and operation of a telecommunications network in Moscow, the Company provides its customers, principally major hotels, business offices and mobile communications companies, with an alternative to the local telephone company for worldwide communications services. Telecommunications services are subject to local licensing. The Company's license for international, intercity and local calls was most recently renewed on November 4, 1996 and is valid until May 1, 2000. The Company received a license for leased lines on September 20, 1996 valid for 5 years. The Company began operating in December 1991, providing services under long-term contracts payable in US dollars. Currently, customers have the option of being billed in rubles or dollars. All payments from Russian companies are made in rubles.

     The venture is a Russian limited liability partnership. The Company is 50% owned by Open Joint Stock Company "Rostelecom," an intercity and long distance carrier which is 38% owned by Svyazinvest, and 50% owned by Sovinet, a US general partnership, which is owned by two wholly-owned Global TeleSystems Group, Inc. ("GTS") subsidiaries.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Material accruals have been recorded; however, other adjustments may have been required had an audit been performed. It is suggested that these financial statements be read in conjunction with the Company's 1997 audited financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 1998 may not be indicative of the operating results for the full year.

     The Company also maintains its records and prepares its financial statements in Russian rubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company's Russian statutory books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to certain accrued revenue and expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment. The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. RUSSIAN ECONOMIC CRISIS

     On August 17, 1998 the exchange rate of the Russian ruble, relative to other currencies, declined significantly. The following measures were implemented by the Russian government: 1) The repayment of sovereign securities were suspended; subsequently, secondary trading therein was halted. Since many Russian banks had substantial investments in these securities, severe liquidity problems resulted for the banks. 2) The value of the ruble was allowed to fluctuate below the ruble/US dollar exchange rate corridor that the government had previously committed to support; this represented an effective devaluation of the ruble. 3) A 90-day moratorium on offshore credit repayments was issued. The 90-day moratorium was not extended when it expired on November 16, 1998 and it is anticipated that the ruble will continue to be devalued. Due to the devaluation and the end of the 90-day moratorium, there is an ongoing risk that many Russian banks may be

                                  EDN SOVINTEL
declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured. The official exchange rate as of September 30, 1998 was 16.0645 per US dollar. The last official exchange rate prior to the suspension of trading on August 17, 1998 was 6.2725 rubles per US dollar.

     As a result of the devaluation of the ruble and the consequences of the banking and economic crisis within Russia, the Company recorded a $7.4 million pre-tax charge within its financial statements for the third quarter 1998, that is mainly comprised of foreign currency exchange losses for ruble-denominated net monetary assets with the remainder associated with estimates for uncollectible accounts receivable and unrecoverable cash deposits in Russian banks.

3. POLICIES AND PROCEDURES

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from nonowner sources. For the three and nine months ended September 30, 1997 and 1998, comprehensive income for the Company is equal to net income (loss).

4. CONTINGENCIES

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

     Because of the uncertainties associated with the Russian tax and legal systems, the ultimate amount of taxes, penalties and interest, if any, assessed may be in excess of the amount expensed to date and accrued at December 31, 1997 and September 30, 1998.

     The Company's operations and financial position will continue to be affected by Russian political developments, including the application of existing and future legislation and tax regulations. The Company does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Business. GTS is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers in Russia and the CIS, Central Europe and Asia. In Western Europe, through HER, GTS is continuing to develop and operate segments of a pan-European high capacity fiber optic network which is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe. GTS's strategy to develop its businesses generally has been to establish joint ventures with a strong local partner or partners while maintaining a significant degree of operational control. The Company's business activities consist of the ownership and operation of (i) international long distance businesses, which operate through international gateways that provide international switching services and transmission capacity, (ii) local access networks, which provide local telephone service, (iii) cellular networks, which provide wireless telecommunications services, (iv) a domestic long distance business, (v) data networks and (vi) carriers' carrier networks, which provide high volume transmission capacity to other carriers.

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

     The Company's businesses are developing rapidly. Some of the businesses operate in countries with emerging economies, which have uncertain economic, political and regulatory environments. The general risks of operating businesses in the CIS and other developing countries include the possibility for rapid change in government policies including telecommunications regulations, economic conditions, the tax regime and foreign currency regulations.

ACCOUNTING METHODOLOGY

     Accounting for Business Ventures. Wholly-owned subsidiaries and majority-owned ventures where the Company has unilateral operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control, are accounted for by the equity method. The Company has certain majority-owned ventures that are accounted for by the equity method as a result of minority shareholder rights, super-majority voting conditions or other governmentally imposed uncertainties so severe that they prevent the Company from exercising unilateral control of the venture.

     Profit and Loss Accounting. The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk (which includes all of the Company's significant ventures except for Sovintel and, historically, HER). Accordingly, the portion of the losses that would normally be assigned to the minority interest partner ("Excess Losses") is recognized by the Company. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the Excess Losses previously recognized by the Company have been recovered. As of September 30, 1998, $8.3 million and $7.6 million represent the net unrecovered Excess Losses for the Company's consolidated and equity method investments, respectively, that is expected to favorably benefit future period results from operations upon the Company's existing business ventures becoming profitable. This accounting policy was adopted prior to 1995; however, 1995 was the first year that the excess loss amount was deemed material for recognition within the Company's accounting records. For the period from January 1, 1997, through August 31, 1997, the Company recognized 100% of HER's losses due to GTS being the financing partner during this period. As a result of HER's issuance in August 1997, of $265 million aggregate principal amount of 11.5% senior notes due 2007, the Company no longer considers itself as the financing partner.

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

     The following table, as of September 30, 1998, summarizes the accounting methodology for the principal business ventures through which the Company conducts its business.

                                                               EFFECTIVE
                                            COUNTRY/REGION        GTS             ACCOUNTING
               COMPANY NAME                 OF OPERATIONS      OWNERSHIP          METHODOLOGY
               ------------                 --------------     ---------          -----------
CIS
  Sovintel................................  Russia                  50%       Equity
  TCM.....................................  Russia                  95%(1)    Consolidated(1)
  TeleRoss Operating Company..............  Russia                 100%(2)    Consolidated
  TeleRoss Ventures.......................  Russia                  50%(3)    Equity
  Sovam...................................  Russia                 100%(4)    Consolidated(4)
  GTS Cellular............................  CIS                 50%-75%(5)    Equity/Consolidated
Western Europe
  HER.....................................  Western Europe          89%(6)    Consolidated(6)
  GTS-Monaco Access.......................  Monaco                  50%       Equity
Central Europe
  GTS-Hungary.............................  Hungary                 99%       Consolidated
  EuroHivo................................  Hungary                 70%(7)    Equity
  CzechNet................................  Czech Republic         100%       Consolidated
  CzechCom................................  Czech Republic         100%       Consolidated
Asia
  V-Tech..................................  China                   75%       Equity
  Beijing Tianmu..........................  China                   47%       Equity
  CDI.....................................  India                  100%       Consolidated

---------------

(1) During the quarter ended September 30, 1998, the Company purchased the remaining 47.36% interest in GTS Vox Limited, the intermediate holding company of TCM. As a result, effective July 1998, the Company will have a 95% indirect interest in TCM and will also account for its interest in TCM using the consolidation as opposed to the equity method of accounting.

(2) The TeleRoss Operating Company is comprised of a wholly-owned subsidiary that operates a domestic long distance network and holds the applicable operating license for TeleRoss and performs the customer invoicing and collection functions for telecommunications services. TeleRoss Operating Company is accounted for under the consolidation method of accounting because GTS has unilateral control over the operations and management decisions. TeleRoss Operating Company's operations are further discussed in "-- Results of Operations -- Consolidated Ventures" and "Business -- Russia and the CIS -- TeleRoss." A significant portion of TeleRoss Operating Company's costs of revenue consists of settlement fees paid to the TeleRoss Ventures [as defined in (3) below], with such fees being recorded as revenue by the TeleRoss Ventures. To date, all of the TeleRoss Ventures' revenue was derived from such fees. Any decline in the business or operations of the TeleRoss Ventures would have a material adverse effect on the results of TeleRoss Operating Company.

(3) TeleRoss Ventures is comprised of fourteen joint ventures that are 50% beneficially owned by GTS, which originate traffic and provide local termination of calls through agency arrangements with TeleRoss Operating Company. GTS does not exercise unilateral control over the TeleRoss Ventures, and therefore they are accounted for under the equity method of accounting. TeleRoss Ventures' operations are further discussed in "-- Results of Operations -- Non-Consolidated Ventures."

(4) GTS purchased the remaining 33% interest in Sovam in February 1998 and as a result, effective February 1998, Sovam is accounted for by the consolidation as opposed to the equity method of accounting.

(5) GTS conducts its cellular operations through (i) Vostok Mobile, a wholly owned GTS venture that owns between 50% and 100% of a series of thirteen cellular joint ventures in various regions in Russia, (ii) PrimTelefone, a 50% owned venture in Vladivostok, Russia and (iii) Bancomsvyaz, an approximately 57% beneficially owned venture in Kiev, Ukraine. The Company completed a restructuring of the capital and ownership of Bancomsvyaz on June 30, 1998, which results in GTS beneficially owning approxi-
mately 57% of Bancomsvyaz. As a result, effective June 30, 1998, Bancomsvyaz is accounted for by the consolidation as opposed to equity method of accounting.

(6) As of July 16, 1997, HER is accounted for by the consolidation as opposed to the equity method of accounting. In addition, in March 1998, GTS acquired an additional 10% interest in HER.

(7) The Company sold its interest in EuroHivo in August 1998. The closing of this transaction did not have a material effect on the Company's results from operations and financial condition.

     Russian Economic Crisis. The Company recorded a $13.1 million pre-tax charge to earnings in its third quarter 1998 financial results that resulted from the devaluation of the ruble and the consequences of the banking and economic crisis within Russia. See "Liquidity and Capital Resources".

     Further, as identified in the preceding table that summarizes the accounting methodology for the Company's principal business ventures, several of the Company's business ventures within Russia are accounted for under the equity method of accounting. Accordingly, the $13.1 million pre-tax charge; that is mainly comprised of foreign currency exchange losses for ruble-denominated net monetary assets with the remainder associated with estimates for uncollectible accounts receivable and unrecoverable cash deposits in Russian banks, is primarily reflected in the "equity in losses/(earnings) of ventures" line item with the remainder in the "foreign currency losses" and "selling, general and administrative" line items within the Company's Condensed, Consolidated Statements of Operations.

RESULTS OF OPERATIONS -- CONSOLIDATED VENTURES

     Management's discussion included within "-- Results of Operations -- Consolidated Ventures" reflects the following significant operating ventures: TeleRoss Operating Company, Sovam, TCM, Bancomsvyaz, HER, GTS-Hungary and the Czech Companies. Although the Company was not able to follow the consolidation method of accounting for Sovam, TCM and Bancomsvyaz in the three and nine months ended September 30, 1997, and TCM and Bancomsvyaz for the first six months of 1998, the Company has included, for comparative purposes, a discussion of their financial performance for the three and nine months ended September 30, 1997, and nine months ended September 30, 1998, respectively, in our discussion of "Results of Operations -- Consolidated Ventures." See "Results of Operations -- Non-Consolidated Ventures (Equity Investees)" for a discussion of the operating results of Sovintel, TeleRoss Ventures, GTS Cellular and GTS-Monaco Access.

     Revenue. The Company's consolidated revenue was $63.8 million and $117.3 million for the third quarter and year to date ended September 30, 1998, respectively, which was $50.9 million and $87.1 million above the same periods in 1997. The growth in revenue was primarily attributable to the inclusion of HER, TeleRoss, Sovam, TCM and Bancomsvyaz in the Company's consolidated financial results, who contributed $42.9 million, $22.2 million, $18.8 million, $12.3, and $7.0 million, respectively, for the nine months ended September 30, 1998. TCM and Bancomsvyaz third quarter revenues are included in the Company's consolidated revenues for the third quarter and year to date ended September 30, 1998.

     The CIS region's consolidated revenue increased 345.1% and 237.1% to $31.6 million and $60.0 million for the three and nine months ended September 30, 1998, respectively, from the comparable periods in 1997. TeleRoss Operating Company generated revenue of $6.8 million and $22.2 million, representing 21.5% and 37.0% of the CIS region's consolidated revenue for the three and nine months ended September 30, 1998, respectively. The growth in TeleRoss Operating Company revenue of 35.4% for the year to date from the same periods last year was the result of the increase in traffic volume generated by the TeleRoss Ventures due to the increase in the number of cities and number of VSAT's installed at customer locations outside of cities in which they have a presence.

     Sovam generated revenue of $6.4 million and $18.8 million for the three and nine months ended September 30, 1998, respectively. The 30.6% and 45.7% increase from prior year periods in Sovam revenue is primarily attributable to the expansion of Sovam's network throughout Russia and the CIS and the wider variety of service offerings. (Sovam was an equity method company in 1997.)

     TCM's revenue for the three and nine months ended September 30, 1998 increased 57.7% and 63.8% to $12.3 million and $33.9 million, respectively, from the comparable periods in 1997. This increase was primarily due to increases in local and international/long distance traffic revenue and increases in monthly port charges and the sale of additional local access lines. (TCM was an equity method company prior to July 1, 1998.)

     Revenue for Bancomsvyaz was $7.0 million and $16.9 million for the three and nine months ended September 30, 1998, respectively, which represents a 218.2% and 322.5% increase from the comparable periods in 1997. The growth in revenue was primarily attributable to the increase in cellular subscribers. (Bancomsvyaz was an equity method company prior to July 1, 1998.)

     HER generated $27.0 million and $42.9 million of revenue in the three and nine months ended September 30, 1998, respectively, compared to $1.7 million and $2.3 million, respectively, in the same periods in 1997 (HER was an equity method company prior to July 1997). The growth in revenue is attributable to the continued deployment of the HER network as well as the inclusion of Ebone, whose revenue was $7.4 million for the three months ended September 30, 1998. HER commenced commercial service over the Brussels-Amsterdam route in late 1996, the London-Paris portion in November 1997, Frankfurt, Zurich, Geneva, Stuttgart, Dusseldorf and Munich were added in the second quarter of 1998, and Milan was added during the third quarter of 1998.

     The Central Europe region's consolidated revenue increased 29.4% and 32.6% to $4.4 million and $12.6 million for the three and nine months ended September 30, 1998, respectively, from the comparable periods in 1997. This growth is attributable to the expansion of the customer base and product offerings of these businesses.

     Gross Margin. GTS's consolidated gross margin was $25.0 million and $35.2 million, or 39.2% and 30.0% of revenue, for the three and nine months ended September 30, 1998, respectively, and ($2.4) million and $1.9 million, or (18.6%) and 6.3% of revenue, for the three and nine months ended September 30, 1997, respectively.

     Sovam represented 11.2% and 25.0% of the consolidated gross margin for the three and nine months ended September 30, 1998, respectively. (Sovam was an equity method company in 1997.) Sovam had gross margin as a percentage of revenues of 43.8% and 46.8% for the three and nine months ended September 30, 1998, respectively. The increase of 0.9% and 8.0% in gross margin as a percentage of revenue in comparison to the same periods in 1997 reflects the higher margin service offerings that Sovam is currently providing and also management's focus to improve its cost structure; i.e., the negotiation of improved channel costs from suppliers and controlled growth in both personnel and capital expenditures.

     The TeleRoss Operating Company represented 1.2% and 6.0% of the consolidated gross margin for the three and nine months ended September 30, 1998, respectively, and 20.8% and 52.6% for the three and nine months ended September 30, 1997, respectively. TeleRoss had gross margin as a percentage of revenue of 4.4% and 9.5% for the three and nine months ended September 30, 1998, respectively. The increase of 12.1% and 3.4% in margin as a percentage of revenue in comparison to the comparable periods in 1997 reflects the overall increase in revenue as discussed above.

     TCM represented 36.0% of the consolidated gross margin for the third quarter 1998 (TCM was an equity method company prior to July 1, 1998). TCM had gross margin as a percentage of revenues of 73.2% and 73.5% for the three and nine months ended September 30, 1998, respectively. Gross margin as a percentage of revenue decreased 1.2% and 3.8% in comparison to the same period in 1997 as a result of higher infrastructure and settlement costs.

     Bancomsvyaz represented 17.6% of the consolidated gross margin for the third quarter 1998 (Bancomsvyaz was an equity method company prior to July 1, 1998). Bancomsvyaz's gross margin was 62.9% and 58.6% of revenue for the three months ended September 30, 1998 compared to gross margin of 54.5% and 37.5% of total revenue for the comparable periods during 1997.

     HER had a favorable effect on consolidated gross margins of $7.3 million and $6.3 million for the three months and nine months ended September 30, 1998. For comparative purposes, HER had an unfavorable gross margin of ($1.0) million and ($3.7) million for the three and nine months ended September 30, 1997 (HER was an equity method company prior to July 1997). HER represented 29.2% and 17.9% of the consolidated gross margin for the three and nine months ended September 30, 1998. The improvement in gross margins in 1998 as compared to 1997 is reflective of the increased utilization of the network as well as the inclusion of Ebone, whose gross margin was $3.9 million for the three months ended September 30, 1998.

     The Central European region had gross margin as a percentage of revenue of 31.8% and 33.3% for the three and nine months ended September 30, 1998, respectively. The decrease of 3.5% and 5.6% in gross margin as a percentage of revenue in comparison to the comparable periods in 1997 primarily reflects the startup activities of the GTS Net product offering in Hungary.

     Operating Expenses. Consolidated operating costs were $42.8 million and $94.2 million for the three and nine months ended September 30, 1998, respectively, a 71.5% and 81.0% increase above the comparable periods in 1997. The increase in operating costs is attributable to the inclusion of HER, Sovam, TCM and Bancomsvyaz in the Company's consolidated financial results, the growth in expenditures associated with building business infrastructure for primarily the TeleRoss Operating Company and costs attributable to increasing the corporate staff.

     Equity in (Losses)/Earnings of Ventures. GTS recognized (losses)/earnings of ($3.5) million and $4.1 million for its investments in non-consolidated ventures in the three and nine months ended September 30, 1998, respectively, as compared to recognizing losses of $8.1 million and $18.2 million in the comparable periods, respectively, in 1997. This improvement was primarily the result of HER and Bancomsvyaz no longer being equity method investees offset by a $7.7 million charge to earnings associated with the Company's business operations in Russia as a result of the deterioration of the economic conditions in Russia during the quarter. The $7.7 million charge is principally comprised of foreign exchange losses with the remainder associated with estimates for uncollectible accounts receivable and unrecoverable cash deposits in Russian banks. In addition, the Company's third quarter 1997 financial results were unfavorably affected by management's decision to write-off certain investments in and advances to ventures in Asia and Central Europe. As a result of the application of the Company's previously discussed profit and loss accounting, additional losses of $1.6 million were recognized for the three and nine months ended September 30, 1998. Included in the quarter and year to date results for September 30, 1997 were $3.1 million and $10.9 million of additional losses. See "Results of Operations -- Non-Consolidated Ventures (Equity Investees)" for a discussion of the results of operations of the Company's significant equity investees.

     Interest, Net. GTS earned interest income of $13.9 million and $28.1 million for the three and nine months ended September 30, 1998, respectively, a 344.7% and 432.6% increase over the same periods in 1997, primarily as a result of investing the proceeds from the Company's 1997 and 1998 capital raise efforts. See "-- Liquidity and Capital Resources."

     GTS incurred interest expense of $22.0 million and $52.6 million for the three and nine months ended September 30, 1998, respectively, which was 58.1% and 149.5% above the comparable periods in 1997. The significant increase in interest expense was due to the $571.9 million increase in debt raised in 1998 and the $409.8 million debt raised in 1997. See "-- Liquidity and Capital Resources."

     Foreign Currency Losses. GTS recognized foreign currency losses of $7.3 million and $10.4 million for the three and nine months ended September 30, 1998. These losses are primarily attributable to the devaluation of the Russian ruble and foreign currency exposure at HER. HER has recorded foreign exchange losses due to its foreign exchange exposure associated with its issuance in August 1997 of aggregate principal $265 million U.S. dollar denominated debt, other U.S. dollar denominated cash and payable balances, losses on several forward exchange contracts and the weakening of the U.S. dollar versus European currencies in the third quarter of 1998. See "-- Liquidity and Capital Resources -- Liquidity Analysis" for further discussion.

     Provision for Income Taxes. The Company's consolidated tax provision was $0.8 million and $2.2 million for the three and nine months ended September 30, 1998 and $1.0 million and $1.8 million for the three and nine months ended September 30, 1997, respectively. The Company's financial statements do not reflect any provision for benefits that might be associated with the U.S. and non-U.S. loss carryforwards. There can be no assurance that such non-U.S. loss carryforwards will be allowed, in part or in full, by local tax authorities against future income.

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

RESULTS OF OPERATIONS -- NON-CONSOLIDATED VENTURES (EQUITY INVESTEES)

  Russia -- CIS

     Sovintel. Sovintel's revenue was $32.4 million and $99.5 million for the third quarter and year to date ended September 30, 1998, which increased $4.5 million and $17.5 million over revenues for the comparable periods in 1997. The growth in revenue was primarily the result of telecommunications service revenue, which increased 8.3% and 14.3% to $21.8 million and $70.2 million for the three and nine months ended September 30, 1998, respectively, from comparable periods in 1997, due to the Moscow customer base growth and traffic from other GTS ventures that generated increased volume of outgoing international and domestic minutes carried by Sovintel. Sovintel realized a 35.4% and 28.7% increase in outgoing international and domestic revenues for the three and nine months ended September 30, 1998, as compared with the same periods a year ago. Revenue from incoming international minutes decreased by 55.1% and 38.5% to $1.5 million and $6.1 million for the three and nine months ended September 30, 1998, respectively, from the same periods in 1997.

     Sovintel's non-traffic-related revenue increased 36.6% and 42.4% to $10.6 million and $29.3 million for three and nine months ended September 30, 1998, respectively, over the comparable periods in 1997, which was primarily attributable to port sales and monthly port fees revenue.

     Sovintel's gross margin as a percentage of revenues was 34.6% and 33.9%, for the three and nine months ended September 30, 1998, and was 34.8% and 37.8% for comparable periods in 1997. The decrease in gross margin as a percentage of revenue for the respective periods in 1998 and 1997 was attributable to a general price decrease in international and domestic revenue due to competitive pressures and a higher percentage of domestic minutes, which yield a lower margin.

     Operating expenses were $7.9 million and $17.7 million, or 24.4% and 17.8% of total revenue, for the three and nine months ended September 30, 1998. The increase of 9.3% and 2.8% in operating expenses in comparison to the same periods in 1997 was primarily due to charges related to the Russian financial crisis, specifically, $1.9 million of uncollectible accounts receivable and $0.4 million in unrecoverable cash.

     Sovintel recorded a foreign exchange loss of $5.2 million during the quarter, of which $5.1 million was attributable to the devaluation of the ruble in mid-August 1998.

     TeleRoss Ventures. Revenue for the TeleRoss Ventures increased 4.3% and 45.1% to $2.4 million and $7.4 million for the three and nine months ended September 30, 1998, respectively, from the comparable periods in 1997. Revenues were primarily resulted from settlement fees charged to TeleRoss Operating Company. The growth in revenue reflects the growth of the customer base.

     Gross margin as a percentage of revenue was 75.0% and 71.6% for the three and nine months ended September 30, 1998, respectively, compared to 60.9% and 72.5% for the three and nine months ended September 30, 1997, respectively. Operating expenses were $1.0 million and $3.2 million, or 41.7% and 43.2% of revenue, for the three and nine months ended September 30, 1998, respectively, compared to 30.4% and 49.0% of revenue, for the comparable periods in 1997.

     GTS Cellular. The Company operates three cellular networks through differing ownership structures: Vostok Mobile, PrimTelefone and Bancomsvyaz (consolidated for the three months ended September 30, 1998).

     Revenue for Vostok Mobile was $6.2 million and $20.9 million for the three and nine months ended September 30, 1998, respectively, which represented a 47.6% and 39.3% increase from the comparable periods in 1997. The growth in revenue was primarily attributable to subscriber growth.

     Vostok Mobile's gross margin was 40.9% and 46.9% of revenue, for the three and nine months ended September 30, 1998, respectively, compared to 45.2% and 50.7% of revenue, for the comparable periods in 1997. Operating expenses were $5.5 million and $11.7 million, or 88.7% and 56.0% of revenue, for the three and nine months ended September 30, 1998, respectively, compared to ($0.2) million and $4.8 million, or (4.8%) and 32% of revenue, for the comparable periods in 1997.

     Vostok Mobile recorded a foreign exchange loss of $2.4 million during the third quarter 1998, that resulted primarily from the devaluation of the ruble in mid-August 1998.

     Revenue for PrimTelefone was $2.9 million and $10.2 million for the three and nine months ended September 30, 1998, respectively, which represented a 9.4% decrease and a 24.4% increase from the comparable periods in 1997. The decrease in current period revenue is due to decreases in airtime, subscriber fees and handset sales during the third quarter of 1998. The growth in year to date revenue was primarily attributable to the subscriber growth in the first and second quarters of 1998.

     PrimTelefone's gross margin was 58.6% and 57.8% of total revenue, and operating expenses were $0.9 million and $3.2 million for the three and nine months ended September 30, 1998, respectively, compared to gross margin of 43.8% and 57.3% of total revenue, and operating expenses of $1.2 million and $2.7 million, respectively, for the comparable periods in 1997.

  Western Europe

     GTS-Monaco Access: Total revenue was $6.8 million and $18.7 million for the three and nine months ended September 30, 1998, respectively, which represented a 100.0% and 136.7% increase from the comparable periods in 1997. Gross margin was ($0.3) million and $0.7 million, or (4.4%) and 3.7% of revenue, for the three and nine months ended September 30, 1998, respectively, compared to $0.3 million and $0.4 million, or 7.7% and 5.1% of revenue, for the comparable periods in 1997. The decrease in gross margin for the third quarter of 1998 is primarily the result of service credit recorded in September.

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

     The Company has raised capital through the issuance of equity securities and through various debt agreements. The issuance of equity securities has raised $358.6 million, $36.4 million, $107.7 million, $42.1 million and $62.1 million in the first nine months of 1998, and in the full years of 1997, 1996, 1995 and 1994, respectively, net of placement fees, for a total of $606.9 million. In addition, the Company and HER received $571.9 million, $409.8 million, $60.0 million and $23.3 million in gross proceeds in the first nine months of 1998, and in the full years of 1997, 1996 and 1995, respectively, for a total of $1,065.0 million under various debt agreements. Included within the debt proceeds identified above, the Company received $3.5 million, $60.0 million and $10.0 million in 1997, 1996 and 1995, respectively, from lenders who are affiliated with, and are considered related parties to, the Company as a result of their (or their affiliates) ownership of the Company's Common Stock, of which $70.0 million was repaid in 1998.

     The Company had working capital of $907.6 million and $353.4 million as of September 30, 1998 and 1997, respectively. The Company had an accumulated deficit of $343.7 million as of September 30, 1998, including net losses of approximately $37.5 million and $100.8 million for the three and nine months ended September 30, 1998 and $48.2 million and $87.9 million for the three and nine months ended September 30, 1997, respectively. During 1998, the Company has incurred and expects to continue to incur substantial expenditures to fund the working capital requirements of its ventures, to provide capital equipment for certain of its ventures, and to engage in new development and acquisitions.

     GTS will require substantial capital investment to execute its business plans and to fund expected operating losses. Management expects that GTS and its ventures will spend over $800 million in cash related to capital expenditures and investments in ventures during the next three years. The Company obtained funds in 1998 through a variety of financing arrangements, including (i) approximately $255.3 million in gross proceeds from an initial public stock offering of 12.8 million common shares at $20.00 per common share, (ii) $105.0 million in gross proceeds from the sale of 9.875% senior notes due February 15, 2005, of which $19.6 million was placed in escrow to fund the first two years' interest payments. The initial public stocking offering constituted a "complying public equity offering" under the Company's 8.75% Senior Subordinated Convertible Bonds due 2000 (the "Bonds"), and as a result, the conversion price of the Bonds is $20 per share, (iii) approximately $127.4 million in gross proceeds from a secondary public stock offering of 2.8 million shares of common stock at $45.50 per common share, and (iv) approximately $466.9 million in gross proceeds from the sale of 5.75% convertible senior subordinated debentures (the "Debentures") that mature July 1, 2010. The debentures are redeemable from July 1, 2001 at the option of the Company, at redemption prices set forth in the Debentures agreement and are convertible into shares of common stock at any time prior to maturity or redemption at a conversion price of $55.05 per common share. The Debentures are subordinated to all existing and future indebtedness of the Company, except for the Bonds, with which they rank pari passu in right of payment.

     The Company believes that its existing cash balances and cash flow from operations will be sufficient to fund its expected capital needs under its current business plan, excluding any funds expended in connection with the implementation of the Company's European Services Strategy. See "Liquidity and Capital Resources -- European Services Strategy." The Company contemplates that it will raise additional debt financing through a newly formed subsidiary of the Company, the proceeds of which will be applied toward the implementation of the Company's European Services Strategy. The Company has not yet determined the actual amount and timing of such financing.

     The actual amount and timing of the Company's future capital requirements may differ materially from management's estimates. In particular, the accuracy of management's estimates is subject to changes and fluctuations in the Company's revenues, operating costs and development expenses, which can be affected by the Company's ability to (i) effectively and efficiently manage the expansion of the HER network and operations, (ii) obtain infrastructure contracts, rights-of-way, licenses and other regulatory approvals necessary to complete and operate the HER network, (iii) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (iv) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. The Company's revenues and costs are also dependent upon factors that are not within the Company's control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with the Company's operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Historically, GTS has experienced liquidity problems resulting in part from the Company's need to meet the capital requirements of certain of its ventures in excess of forecast amounts. In addition, certain of the Company's ventures have not met management's financial performance expectations or have not been able to secure local country financing and thus have not been able to generate the expected cash inflows. In addition, if the Company expands its operations at an accelerated rate or consummates acquisitions, the Company's funding needs will increase, possibly to a significant degree, and it will expend its capital resources sooner than currently expected. The Company may also be required to repay the Bonds upon maturity on June 30, 2000 to the extent the Bonds are not converted into Common Stock. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses.

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

  HER

     Construction of the HER fiber optic network is one of the Company's most significant business activities. HER has spent approximately $136 million on network capital expenditures through September 30, 1998 and expects to incur an additional $318 million through 2000 in order to complete the buildout of the core network. The total capital expenditures required to complete the buildout of the core 33 city, 15 country network has increased approximately $164 million as a result of additional routes currently being planned, excluding transatlantic routes, and increased spending on network equipment in order to increase the capacity of the network based on current forecasted requirements. Additionally, as of September 30, 1998, the Company has capitalized $242.2 million in connection with long-term fiber lease arrangements and expects to capitalize an additional $93 million through 2000 in order to complete the buildout of the core network. Moreover, subsequent to September 30, 1998, HER entered into an additional contractual commitment for $36.8 million, payable within twelve months, to lease an indefeasible right of use to transatlantic capacity for a term of twenty-five years. In August 1997, HER completed the issuance of $265.0 million in gross proceeds of 11.5% Senior Notes (the "Senior Notes") due in August 2007. The Senior Notes are general unsecured obligations of HER. The Company believes that the net proceeds from the Senior Notes, combined with HER's projected internally generated funds, should be sufficient to fund HER's expected capital expenditures as well as payments on the long-term fiber lease arrangements. However the actual amount and timing of HER's future capital requirements may differ materially from management's estimates. If the actual amount and timing of HER's future capital requirements differ materially from management's estimates, any failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of HER, or may require the Company to make additional capital contributions to HER at the expense of the Company's other operations, either of which could have a material adverse effect on the operations of the Company. There can be no assurance that GTS or its partners in HER would have sufficient capital to make contributions to HER, or that they would be willing to do so.

  European Services Strategy

     Due to the preliminary nature of the Company's business plan for its European Services Strategy, the Company cannot estimate with any degree of certainty the amount and timing of the Company's future capital requirements for its implementation, which will be dependent on many factors, including the success of the Company's European services business, the rate at which the Company expands its networks and develops new networks, the types of services the Company offers, staffing levels, acquisitions and customer growth, as well as other factors that are not within the Company's control, including competitive conditions, regulatory developments and capital costs. Management believes that it is likely that the Company will need to raise additional capital above that raised through July 31, 1998. The Company expects that it will have significant operating and net losses and will record significant net cash outflow, before financing, in coming years in connection with its European services business. There can be no assurance that the Company's operations, including the Company's European services business, will achieve or sustain profitability or positive cash flow in the future.

  Liquidity Analysis

     The Company had cash and cash equivalents of $993.9 million and $366.8 million as of September 30, 1998 and 1997, respectively. The Company had restricted cash of $66.9 million and $59.8 million as of September 30, 1998 and 1997, respectively. The restricted cash at September 30, 1998 primarily represents amounts held in escrow to pay the first two years interest payments on the $105 million of the 9.875% Senior Notes due 2005 of the Company and $265 million of the Senior Notes of HER.

     During the three and nine months ended September 30, 1998, the Company's operations provided cash of $29.2 million and used $5.4 million, respectively, compared to a cash use of $15.7 million and $38.9 million, respectively, in the comparable periods of 1997. Cash used for investing activities was $89.7 million and $142.9 million for the three months and nine months ended September 30, 1998 and $55.9 million and $73.0 million for the three and nine months ended September 30, 1997, respectively. The use of cash in operations and for investing activities reflected primarily the development and buildout of existing telecommunications networks and the funding of fully operational ventures. There can be no assurance that the Company's operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service obligations or working capital requirements.

     In February 1998, the Company used approximately $85.2 million of the net proceeds from the initial public offering and the $105.0 million Senior Notes to repay $70.0 million plus accrued interest of debt from lenders who are affiliated with, and are considered related parties to, the Company as a result of their (or their affiliates) ownership of the Company's Common Stock.

     Substantially all of the Company's operations are in foreign countries and therefore the Company's consolidated financial results are subject to fluctuations in currency exchange rates. The Company's consolidated operations transact their business in the following significant currencies: Russian Ruble, Hungarian Florint, Belgium Franc and the European Currency Equivalent. For those operating companies that transact their business in currencies that are not readily convertible, the Company attempts to minimize its exposure by indexing its invoices and collections to the applicable dollar/foreign currency exchange rate to the extent its costs (including interest expense, capital expenditures and equity) are incurred in U.S. dollars. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company has experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. dollar. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

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

     On August 17, 1998 the exchange rate of the Russian ruble, relative to other currencies, declined significantly. The following measures were implemented by the Russian government (collectively, the "August 17th Decision"): 1) The repayment of state securities were suspended; subsequently, secondary trading therein was halted. Since many Russian banks had substantial investments in these securities, severe liquidity problems resulted for the banks. 2) The value of the ruble was allowed to fluctuate below the ruble/US dollar exchange rate corridor that the government had committed to support; this represented an effective devaluation of the ruble. 3) A 90-day moratorium on offshore credit repayments was issued. The 90-day moratorium was not extended when it expired on November 16, 1998 and it is anticipated that the ruble will continue to be devalued. Due to the devaluation and the end of the 90-day moratorium, there is an ongoing risk that many Russian banks may be declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured. The official exchange rate as of September 30, 1998 was 16.0645 per US dollar. The last official exchange rate prior to the suspension of trading on August 17, 1998 was 6.2725 rubles per US dollar.

     As a result of the devaluation of the ruble and the consequences of the banking and economic crisis within Russia, the Company recorded a $13.1 million pre-tax charge within its financial statements for the third quarter 1998, that is mainly comprised of foreign currency exchange losses for ruble-denominated net monetary assets with the remainder associated with estimates for uncollectible accounts receivable and unrecoverable cash deposits in Russian banks. See "Results of Operations -- Consolidated Ventures" and "Results of Operations -- Non-Consolidated Ventures (Equity Investees)".

     Moreover, the Russian government has defaulted on payments, and proposed a restructuring, of certain sovereign debt obligations which has been criticized by Western holders of such obligations. As a result, it is likely that the Russian government and Russian businesses will have difficulty accessing Western financial markets for the foreseeable future. The consequences of the August 17 Decision and its aftermath remain unclear, but no assurance can be given that these emergency measures, coupled with the policies of Russia's new government, will be sufficient to stabilize the currency, enhance liquidity or prevent further economic dislocation. In particular, there can be no assurance that there will not be a further significant and sudden decline in the value of the ruble and consequent increased Company exchange-related losses and increased loss of investor confidence in the Russian economy. Such consequences coupled with an overall downturn in the Russian economy and resulting reduced demand for telecommunication services could have a material adverse effect on the Company and its financial condition and results of operations and the Russian economy generally.

YEAR 2000 COMPLIANCE

     The Company expects to complete the assessment phase of its year 2000 readiness plans in the fourth quarter of 1998. The assessment phase includes internal and third party review of potential risks associated with the availability, integrity and reliability of operational systems necessary to conduct business after the year 2000. The Company's preliminary observations from the assessment phase are that most of the Company's telecommunications equipment and software that has been purchased within the past three years bears a lower risk of year 2000 non-compliance than equipment and software acquired prior to that period. In addition, the Company is obtaining confirmations from the Company's primary telecommunication facility providers, vendors, business partners, customers and equipment and software vendors as to what plans, if any, are being developed by them or are already in place to address their ability to process transactions in the year 2000. Upon the completion of this assessment phase, the Company intends to commence a detailed planning phase that will be followed by a remediation and testing phase in early 1999.

     The Company expects that it will incur between $2.0 million to $3.5 million in expenses to complete the assessment, detailed planning and remediation and testing phases, exclusive of replacement costs for telecommunications equipment and software, of which approximately $0.6 million has been incurred for the nine months ended September 30, 1998. It is estimated that between $1.0 million to $2.0 million of the total expenditure will be required to complete the remediation and testing phase, excluding the replacement of telecommunications equipment and software. The Company is currently unable to quantify the costs that it may incur during the remediation and testing phase, associated with the replacement of any telecommunications equipment and software due to its early stage in the year 2000 readiness review. Funding of these costs will be absorbed from operating cash flows and expensed as incurred. The preceding cost estimates do not include amounts associated with the accelerated acquisition of replacement systems, as none are included in the initial assessment during the third quarter 1998. The Company does not expect that the costs of addressing its year 2000 readiness will have a material effect on the Company's financial condition or results of operations. However, there can be no assurance that year 2000 non-compliance by the Company's systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     The worst case scenario for the Company would be the failing of its telecommunications equipment, power providers and/or interfaces with other telecommunication vendors. These cases would create business interruption at some of the Company's operations and would adversely affect the Company's revenues. For example, the Moscow power authorities have publicly stated that they do not intend to address year 2000 issues until problems arise. However, the Company has operations that are diversified geographically as well as by line of business; therefore, it is not anticipated that the worst case scenario would affect worldwide operations concurrently. Additionally, if power failures occur, the Company has diesel generators at certain of its major sites. Based on its assessment during the third quarter 1998, the Company does not foresee a material loss due to these conditions. However, there can be no assurance that year 2000 non-compliance by the Company's systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     The Company is considering a contingency plan to address its worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the inability to have access to diesel fuel or large generators should power failures occur, the inability to quickly replace telecommunications equipment and the inability to contract with alternative telecommunication providers at reasonable terms. Moreover, the Company is further limited in resources in certain geographical regions due to the market volatility and weak economies in which the Company has business operations. See "Risk Factors -- Risks Relating to Russia and the CIS."

INTRODUCTION OF THE EURO

     On January 1, 1999, certain countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and a new currency to be called the "Euro." The Euro will then trade on currency exchanges and be available for non-cash transactions. Thereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through certain of its subsidiaries, the Company has significant operations within the European Union, including many of the countries that are scheduled to adopt the Euro. The Company is currently evaluating the systems and business issues raised by the adoption of the Euro, including the need to adapt information systems and the competitive impact of cross-border pricing transparency. The Company has not yet completed its evaluation of the potential impact likely to be caused by the Euro adoption.

                SUPPLEMENTAL INFORMATION -- SELECTED HISTORICAL

                 FINANCIAL DATA -- COMBINED EQUITY INVESTMENTS

     The following unaudited selected historical financial data -- equity investments for the three and nine months ended September 30, 1997 and September 30, 1998, are derived from the Company's financial records. It is intended to supplement the unaudited condensed consolidated financial statements. The financial data set forth below represents 100% of the results of operations for each of the entities.

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

                                                                                                            NET
                                                        OWNERSHIP                  COST OF    OPERATING   INCOME/
                                                       INTEREST(1)      REVENUES   REVENUES   EXPENSES    (LOSS)
                                                       -----------      --------   --------   ---------   -------
THREE MONTHS ENDED SEPTEMBER 30, 1997
  Sovintel...........................................       50%          27,890     18,212       4,209      4,486
  TCM................................................       50%(2)        7,780      2,025         916      3,519
  TeleRoss...........................................       50%           2,282        869         664        189
  Sovam..............................................     66.7%(3)        4,845      2,755       1,561        213
  GTS Cellular Companies.............................       50%(4)(5)    12,075      6,002       4,617          3
  Other..............................................       50%(4)        2,394       (539)     15,525    (11,269)
                                                          -----         -------    -------     -------    -------
         Total.......................................                    57,266     29,324      27,492     (2,859)
Adjustments for Inter-Affiliate Transactions(6)......                    (7,192)    (6,195)     (2,523)
THREE MONTHS ENDED SEPTEMBER 30, 1998(2)(3)(5)
  Sovintel...........................................       50%          32,391     21,176       7,865     (2,748)
  TeleRoss...........................................       50%           2,396        671       1,009       (741)
  GTS Cellular Companies.............................       50%(4)(5)     8,890      4,443       3,038     (2,097)
  Other..............................................       50%(4)        6,800      7,127         894     (1,114)
                                                          -----         -------    -------     -------    -------
         Total.......................................                    50,477     33,417      12,806     (6,700)
Adjustments for Inter-Affiliate Transactions(6)......                    (7,358)    (7,958)     (8,194)
NINE MONTHS ENDED SEPTEMBER 30, 1997
  Sovintel...........................................       50%          82,029     51,048      12,324     14,215
  TCM................................................       50%(2)       20,715      4,733       2,270      9,653
  TeleRoss...........................................       50%           5,113      1,419       2,460        512
  Sovam..............................................     66.7%(3)       12,877      7,867       4,635       (168)
  GST Cellular Companies.............................       50%(4)(5)    29,412     14,227      13,022     (2,746)
  Other..............................................       50%(4)        8,860      8,400      25,736    (25,146)
                                                          -----         -------    -------     -------    -------
         Total.......................................                   159,006     87,694      60,447     (3,680)
Adjustments for Inter-Affiliate Transactions(6)......                   (17,049)   (15,853)    (11,105)
NINE MONTHS ENDED SEPTEMBER 30, 1998 (2)(3)(5)
  Sovintel...........................................       50%          99,498     65,779      17,653      6,891
  TCM................................................       50%(2)       21,586      5,689       1,857      8,843
  TeleRoss...........................................       50%           7,436      2,163       3,241       (121)
  GTS Cellular Companies.............................       50%(4)(5)    40,186     18,737      14,158        458
  Other..............................................       50%(4)       18,838     18,107       3,961     (2,591)
                                                          -----         -------    -------     -------    -------
         Total.......................................                   187,544    110,475      40,870     13,480
Adjustments for Inter-Affiliate Transactions(6)......                   (25,001)   (23,960)      1,493

                SUPPLEMENTAL INFORMATION -- SELECTED HISTORICAL

---------------

(1) The ownership interest column indicates the Company's legal ownership percentage for the respective equity investments. The information is being provided to assist an investor or analyst in determining the Company's legal rights associated with the presented financial data.

(2) During the quarter ended September 30, 1998, the Company purchased the remaining 47.36% interest in GTS Vox Limited, the intermediate holding company of TCM. As a result, effective July 1998, the Company will have a 95% indirect interest in TCM and will also account for its interest in TCM using the consolidation as opposed to the equity method of accounting. The results of TCM for the six months ended June 30, 1998 have been included within the nine months ended September 30, 1998 presented above.

(3) GTS purchased the remaining 33% interest in Sovam in February 1998 and as a result, effective February 1998, Sovam is accounted for by the consolidation as opposed to the equity method of accounting.

(4) The Company generally maintains a 50% ownership interest in these equity investments.

(5) Prior to July 1, 1998, the Company beneficially owned approximately 25% of Bancomsvyaz and included its results within the GTS Cellular companies accounted for under the equity method. During the second quarter of 1998, the Company completed a restructuring of the capital and ownership of Bancomsvyaz, which results in GTS beneficially owning approximately 57% of Bancomsvyaz. As a result, effective June 30, 1998, Bancomsvyaz is accounted for under the consolidation as opposed to equity method of accounting. The results of Bancomsvyaz for the three months ended March 31, 1998 have been included within the nine months ended September 30, 1998 presented above.

(6) The adjustment amounts represent the effect of inter-affiliate transactions between the Company's consolidated and equity method ventures. More detailed information about inter-affiliate transactions is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology."