Form 10-K/A
period 1997-12-31
GLOBAL TELESYSTEMS GROUP INC
filed 1998-12-08
CIK 946392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITY EXCHANGE ACT OF 1934

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

                              TITLE OF EACH CLASS

Common Stock, par value $0.10 per share and Rights associated with Common Stock, par value $0.10 per share.

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of Global TeleSystems Group, Inc. held by non-affiliates on February 27, 1998 was approximately $1,182,668,000. On February 27, 1998, there were outstanding approximately 50,904,000 shares of Common Stock of Global TeleSystems Group, Inc.

              ITEM OF FORM 10-K                      DOCUMENT INCORPORATED BY REFERENCE
              -----------------                      ----------------------------------
Part III, Item 10, 11, 12 and 13               Proxy Statement* (excluding therefrom the
                                               subsections entitled "Report of the
                                               Compensation Committee of the Board of
                                               Directors" and "Performance Graph")
Part IV, Item 14(c)                            Exhibits

---------------

* Refers to the definitive Proxy Statement of Global TeleSystems Group, Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of Global TeleSystems Group, Inc. to be held on May 20, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GLOBAL TELESYSTEMS GROUP, INC.



     The registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth below:



                            ITEM                               PAGE
                            ----                               ----
Item 8. Financial Statements and Supplementary Data.........    81
                                                               106
                                                               108
                                                               119

                         GLOBAL TELESYSTEMS GROUP, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    3
  Introduction........................................................    3
  Business Strategy...................................................    6
  Russia and the CIS..................................................    8
     Sovintel.........................................................   12
     TCM..............................................................   15
     TeleRoss.........................................................   16
     Sovam............................................................   19
     GTS Cellular.....................................................   21
     Certain Considerations Applicable to the Company's Operations in    29
      Russia and the CIS..............................................
  Western Europe......................................................   32
     HER..............................................................   34
     GTS Monaco Access................................................   47
  Central Europe......................................................   50
  Asia................................................................   52
  Certain Considerations Generally Applicable to the Company's           53
     Operations.......................................................
  Glossary of Telecommunications Industry Terms.......................   59
ITEM 2.   Properties..................................................   63
ITEM 3.   Legal Proceedings...........................................   63
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   63

                                  PART II
ITEM 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................   64
ITEM 6.   Selected Financial Data.....................................   67
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   69
ITEM 8.   Consolidated Financial Statements and Supplementary
            Information for the Company...............................   80
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................................  120

                                  PART III
ITEM 10.  Directors and Executive Officers of the Company.............  120
ITEM 11.  Executive Compensation......................................  121
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................  121
ITEM 13.  Certain Relationships and Related Transactions..............  121

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................  122
SIGNATURES............................................................  128

                                     PART I

ITEM 1. BUSINESS

     To aid the reader, a "Glossary of Telecommunications Industry Terms," which defines certain terms used in this "Business" section and elsewhere in this Report, follows commencing on page 59.

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

     The following table sets forth certain information, as of December 31, 1997, for the principal ventures through which the Company conducts its business:

                        COUNTRY/REGION     GTS                                      PRINCIPAL
     COMPANY NAME       OF OPERATIONS   OWNERSHIP             PARTNERS              BUSINESS
     ------------       --------------  ---------             --------              ---------
CIS
  Sovintel............  Russia              50%          Rostelecom           International Long
                                                                              Distance; Local
                                                                              Access and Local
                                                                              Access Lines
  TCM.................  Russia              50%(1)       MTU Inform and       Local Access Lines
                                                         others
  TeleRoss............  Russia              50%(2)       Various local PTOs   Domestic Long
                                                                              Distance Data and
                                                                              Internet
  Sovam...............  Russia              67%(3)       Institute for
                                                         Automated Systems
  GTS Cellular........  CIS              25-70%(4)       Primarily various    Basic Cellular
                                                         local PTOs
WESTERN EUROPE
  HER.................  Western Europe      79%(5)       Various              Carriers' Carrier
                                                                              Carriers' Carrier;
  GTS-Monaco Access...  Monaco              50%          Principality of      International Gateway
                                                         Monaco
CENTRAL EUROPE
  GTS-Hungary.........  Hungary             99%          --                   VSAT Network
  EuroHivo............  Hungary             70%          Microsystems         Paging Services
                                                         Telecom Rt.; Gerard
                                                         Aircraft Sales and
                                                         Leasing Company
  CzechNet............  Czech Republic     100%          --                   International Long
                                                                              Distance
  CzechCom............  Czech Republic     100%          --                   Data and Internet
ASIA
  V-Tech..............  China               75%          Shanghai Science     VSAT Network
                                                         and Technology
                                                         Investment
                                                         Corporation
  Beijing Tianmu......  China               47%          China International  VSAT Network
                                                         Travel Service
                                                         Telecom Co.,
                                                         Ltd.(6)
  CDI.................  India              100%          --                   Voice, Data and
                                                                              Internet

---------------

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

(5) As a result of the sale of shares by one of the other shareholders of HER in March 1998, GTS currently owns approximately 89% of HER. See "Western
    Europe -- HER -- HER Recapitalization." The Company's interest is expected to decrease due to the stock options for common shares of HER issued to certain HER executives under the HER stock option plan established in the fourth quarter of 1997. See "Executive Compensation and Other
    Information -- Key Employee Stock Option Plan of Hermes Europe Railtel B.V." in the Company's Proxy Statement for its 1998 Annual Meeting.

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

     GTS believes that it will be able to successfully operate its businesses and develop business opportunities by pursuing the following strategies:

     - Identify and Seize Early Market Opportunities. GTS's primary strategy is to identify less developed markets in which the incumbent operator offers inadequate service and where liberalization of telecommunications regulations may be pending. The Company believes entering these less developed markets quickly is a key competitive advantage in the global telecommunications market. GTS leverages its management's knowledge of the markets in which the Company operates to assess and react quickly when attractive business opportunities arise.

     - Establish Joint Ventures with Experienced Local Partners. GTS seeks to establish and maintain strategic partnerships and relationships with key telecommunications operators and service providers in the countries in which it operates. The Company believes that these relationships increase its ability to anticipate and respond to changes in the regulatory and legal environment and assist with license renewal and expansion of its operating companies.

     - Retain Significant Operational Control. In general, GTS actively participates in the management of its ventures by (i) providing most of the funding for the ventures' operations, (ii) selecting key members of the local management team, (iii) developing business plans and marketing strategies together with local management, (iv) monitoring operating functions, (v) maintaining close working relationships with local partners and (vi) integrating its networks and businesses in a manner which is consistent with the Company's overall strategic objectives.

     - Build Infrastructure to Provide High Quality Services. GTS continues to develop and expand its network infrastructure. The Company believes that its networks offer service, quality and cost advantages over incumbent providers as a result of the Company's customer support, network monitoring, management systems and its ability to integrate and co-market its service offerings.

     - Leverage Management Depth and Experience. GTS's management has significant experience in the development and operation of telecommunications businesses outside the United States. The Company believes that this experience, together with the Company's extensive operations, has provided its management with the ability to identify, evaluate and pursue international telecommunications business opportunities. Additionally, GTS has assembled a management team comprised of executives with extensive experience managing telecommunications companies in the respective local markets. GTS believes that its management team possesses a broad knowledge of relevant political and regulatory structures, as well as the cultural awareness and fluency with international and local business practices necessary to implement the Company's objectives.

     - Ability to Access Capital. In general, the Company's financing strategy is to establish parent level funding to meet general corporate needs and the costs of start-ups and acquisitions and, when it is possible and cost-effective, to finance ongoing operations at the venture level. From 1993 through 1997, the Company raised privately approximately $268 million in equity and approximately $215 million of debt (of which approximately $74 million was raised through shareholders). In addition, HER completed a $265 million private placement of senior notes (of which $56.6 million was placed in escrow for the first two years' interest payments) in 1997. On February 10, 1998, the Company completed an initial public offering of its common stock. The Company sold 12,765,000 shares in the offering, including 1,665,000 shares sold as a result of the exercise of over-allotment options granted to the underwriters of the offering and realized net proceeds of $238.7 million from the offering after the payment of underwriting fees but, before payment of other expenses associated with the offering. On the same date, the Company also sold $105 million aggregate principal amount of 9 7/8% Senior Notes due 2005 ("the Senior Notes"), and realized net proceeds of $82.3 million, after the payment of underwriting fees and the deposit of $19.6 million in escrow to cover the first four scheduled payments of interest on the Senior Notes, but before expenses associated with the sale of the Senior Notes.

     In addition to its overall business strategy, GTS has developed specific market strategies to achieve its goals in emerging markets and Western Europe.

     Emerging Markets. The Company pursues its goals in emerging markets through a three-stage approach of market entry, market expansion and market integration.

     - Market Entry. GTS identifies a market as a suitable target for entry based upon: (i) superior growth prospects for such market, demonstrated by growing demand for high quality telecommunications services; (ii) the provision of inadequate services by incumbent providers, typically resulting from the incumbents' unwillingness to offer high quality services with reliable customer support at attractive prices; and (iii) attractive regulatory environments in which emerging alternative telecommunications providers such as GTS have, or expect to have over a clearly defined time horizon, the ability to compete on a substantially equal basis with the incumbent providers in terms of certain services and the cost of providing those services. Once GTS has identified a market as suitable for entry, the Company seeks to establish its presence in that market by establishing a venture with a strong local partner or partners. In general, GTS maintains a significant degree of operational control in such ventures. Through such ventures, the Company benefits from its partners' ability to provide infrastructure, regulatory expertise and personnel that will provide GTS with a competitive advantage in entering that market. When entering a new market, GTS's strategy is to provide its customers with higher quality service as compared to the services offered by incumbent providers.

     - Market Expansion. Having entered a market successfully and established a limited service offering to its targeted customer base, GTS then seeks to expand the range of services it offers to existing and potential customers and to further develop its relationships with local partners. By broadening its service offerings, GTS anticipates achieving increased economies of scale through the common use of administrative and operating functions already in place, increasing the Company's share of its customers' telecommunications spending and expanding GTS's base of potential customers through the provision of a bundled service offering. The Company also seeks to expand its targeted geographic market by forming new partnerships, installing infrastructure and offering services in additional geographic regions, allowing the Company to further enhance its operating leverage and ability to service its customers' telecommunications needs.

     - Market Integration. GTS ultimately intends to integrate and co-market its service offerings in each of the markets in which it operates. The Company believes such integration enables it to enhance its operating efficiency by leveraging its distribution channels, infrastructure and networks, and management information systems. As customers develop a need for a broader variety of telecommunications services, the Company believes GTS's integrated operations will represent an attractive service alternative for customers seeking a single provider with the ability to meet all their telecommunications needs.

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

STRATEGY

     GTS's objective is to become the premier alternative carrier in Russia and other key growth markets of the CIS. To attain this objective, the Company has developed and implemented the following strategy:

     - Develop Strong Local Partnerships. The Company has and continues to develop its Russian and CIS business through alliances with experienced local partners, which to date have been primarily regional telephone companies and Rostelecom. These ventures combine the management, financial and marketing expertise of GTS together with its partner's ability to provide infrastructure and local regulatory experience. GTS believes that these relationships lend it credibility and increase its ability to anticipate and respond to the evolving regulatory and legal environment. GTS maintains a significant degree of managerial and operational control in its joint ventures through its foundation documents, which enable GTS to develop them in a manner consistent with its overall strategic objectives.

     - Expand Customer Base. The Company continues to expand its customer base through the provision of basic telephone and digital services in markets where such services are not currently provided. Once they have established a presence in a market, the Company's ventures seek for opportunities to expand further into neighboring regions and cities.

     - Increase Range of Digital Services. As its business customers expand their operations throughout Russia and the CIS and as their telecommunications needs become more sophisticated, the Company seeks to increase its revenues by expanding the range of integrated digital services offered to its customers.

     - Offer High Quality Telecommunications Service and Customer Service. The Company continues to invest in and build sophisticated high-speed digital networks and other infrastructure through which customers can gain local access to the Company's services. In addition to providing advanced, high quality network infrastructure, the Company emphasizes and offers its customers a level of customer service which the Company believes cannot be found elsewhere in the market.

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

                                                              AT AND FOR THE
                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              -----    -----
Cities In Service...........................................     33       40
Total Voice Minutes (millions)(1)
  Inter-city................................................   15.8     57.1
  Local.....................................................  133.0    269.1
  International Outgoing....................................   20.5     46.0
  Incoming..................................................   33.2     69.9
Total Data Customers (thousands)............................    6.2      9.9
Total Cellular Subscribers (thousands)......................    9.8     23.4

---------------

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

     The following table sets forth certain operating data related to Sovintel's operations:

                                                       AT AND FOR THE YEAR ENDED DECEMBER 31.
                                                       ---------------------------------------
                                                          1995          1996          1997
                                                       ----------    ----------    -----------
MINUTES OF USE(1)
  International Minutes
     Number of Minutes...............................    10,516        20,839         43,664
     Average Rate Per Minute.........................   $  2.06       $  1.55       $   1.12
  Domestic Long Distance Minutes
     Number of Minutes...............................     2,047        10,098         26,606
     Average Rate Per Minute.........................   $  0.86       $  0.65       $   0.52
  Moscow (Local) Fixed Line Minutes
     Number of Minutes...............................        --            --          3,501
     Average Rate Per Minute.........................        --            --       $   0.05
  Moscow (Local) Cellular Minutes Number of
     Minutes.........................................    21,478        83,673        118,447
     Average Rate Per Minute.........................   $  0.06       $  0.08       $   0.08
  Incoming Minutes Number of Minutes.................     3,839        24,306         43,626
     Average Rate Per Minutes........................   $  0.58       $  0.28       $   0.30
PORTS
  Number of Ports (cumulative).......................     6,079        29,646         43,976
NUMBER OF PRIVATE LINE CHANNELS
  International......................................        26            89            201
  Inter- and Intra-City..............................        26           103            243
APPROXIMATE EQUIPMENT SALES (THOUSANDS)..............   $ 1,400       $ 2,200       $  3,400

---------------

(1) Minutes in thousands. Amounts include minutes among affiliates.

     Services. Sovintel markets a broad range of high quality telecommunications services by (i) directly providing international direct dial access to over 170 countries and private line dedicated voice services and (ii) by leveraging the infrastructure and services of the other GTS ventures. Sovintel's services include:

     - Switched International, Domestic Long Distance and Local
       Services. Customers are provided switched international long distance services directly through Sovintel's international gateway in Moscow and its leased long distance channels. Domestic long distance services are marketed by Sovintel and provided either through the TeleRoss long distance network or, where the call destination is not served by TeleRoss, through Rostelecom's network. Local call service is provided by Sovintel indirectly as a result of its interconnection, through TCM or MTU Inform, with the Moscow city telephone network. Based on its familiarity with the market, the Company believes that Sovintel's services are distinguished by a higher level of quality than those of its competitors, particularly with respect to call completion rates for its domestic long distance and local call services. In addition, the Company trains its employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, the Company believes that customers choose Sovintel over its competitors because it has earned a reputation for providing high quality telecommunications services through an experienced and professional customer service staff.

     - Private Line Channels. Private line channels, which are provided over dedicated leased lines, are principally utilized by customers with high-volume data traffic needs, such as Sovam and large data providers. Private line customers have access to intra-city service in Moscow through Sovintel's fiber optic ring and to inter-city service between Moscow and St. Petersburg via fiber leased by Sovintel, in each case benefiting from Sovintel's high quality infrastructure. Private line domestic long distance service is provided through TeleRoss and, for cities not served by TeleRoss, through Rostelecom. International private line service is provided through dedicated leased fiber channels from Rostelecom.

     - Equipment Sales, Installation Services and Project Planning and Management Services. In providing the above services to its customers, Sovintel installs and maintains equipment on its customers' premises, including PABXs, key systems and wiring. Sovintel also provides project planning and management services, including system design and management, to its customers.

     - World Access Service. Customers are able to access Sovintel's international long distance services through the World Access Card, which provides customers either direct or calling-card-based portable access to domestic and international long distance service. The calling card can be used in 15 Russian cities, including Moscow and St. Petersburg, and 23 countries.

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

     Ownership and Control. Sovintel is a joint venture between a wholly owned entity of GTS and Rostelecom with each having a 50% ownership interest. Under Sovintel's charter, GTS and Rostelecom each have the right to appoint three of the six members of Sovintel's managing board. Rostelecom has the right to nominate the Director General (the highest ranking executive officer at Sovintel), while GTS has the right to nominate the First Deputy Director General (the next-highest ranking executive officer at Sovintel). In practice, the Director General and the First Deputy Director General together perform the role of a chief executive officer. Certain business decisions, including the adoption of Sovintel's annual budget and business plan as well as the distribution of profits and losses require the approval of both GTS and Rostelecom. Neither GTS nor Rostelecom are obligated to fund Sovintel's operations or capital expenditures. Losses and profits of Sovintel are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and Rostelecom have each made equity contributions of $1.0 million to Sovintel. The Sovintel joint venture agreement does not have an expiration date. See "-- Certain Considerations Generally Applicable to the Company's Operations -- Dependence on Certain Local Parties; Absence of Control" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Accounting Methodology Profit and Loss Accounting."

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

     Ownership and Control. GTS's indirect interest in TCM is represented by its approximately 52% interest in a holding company, which owns 95% of TCM. This structure provides GTS with 50% beneficial ownership interest in TCM. Decisions of the holding company regarding TCM require unanimous board approval and neither GTS nor its partner in the holding company is obligated to fund operations or capital expenditures of the holding company. In addition, neither the holding company nor the TCM shareholders are obligated to fund operations or capital expenditures of TCM. At both the holding company and TCM level, losses and profits are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. GTS acquired its indirect, 50% beneficial interest in TCM for approximately $700,000 and certain additional consideration. As of December 31, 1997, GTS had no outstanding loans relating to TCM. None of the operative charters and agreements relating to the holding company or TCM have expiration dates. See "Certain Considerations Generally Applicable to the Company's Operations -- Dependence on Certain Local Parties; Absence of Control" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Accounting Methodology Profit and Loss Accounting."

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

     The following table sets forth certain operating data related to TeleRoss's operations:

                                                              AT AND FOR THE YEAR
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
MINUTES OF USE(1)
  Domestic Minutes (thousands)..............................   4,035      23,233
  Average Rate Per Domestic Minute..........................  $ 0.99     $  0.63
  International Minutes (thousands).........................     272         744
  Average Rate Per International Minute.....................  $ 2.76     $  2.47
NUMBER OF CITIES SERVED(2)..................................      13          14
WORLD CONNECT DIAL/RUSSIA
  Number of Connect Dial Ports..............................     472       1,112
  Average Revenue Per Port Per Month........................  $  767     $   370
MOSCOW CONNECT
  Number of Ports...........................................      49          78
  Average Revenue Per Port Per Month........................  $1,165     $ 1,358
DEDICATED CIRCUITS
  Number of Dedicated Channels..............................      33          60
  Average Price Per Channel.................................  $4,553     $ 4,140
WORLD ACCESS SERVICE
  Number of World Access Card Users.........................   3,929       4,595
  Average Revenue Per Card Per Month........................  $   52     $    48
VSAT SERVICES
  Number of VSATs...........................................      12          24

---------------

(1) Includes minutes among affiliates.

(2) Includes connection to Moscow.

     Services. Through its network and VSAT offerings, TeleRoss offers the following services:

     - Carriers' Carrier Services. TeleRoss provides services as a "carriers' carrier," providing domestic long distance carrier services to cellular operators, Sovintel, the TeleRoss Ventures' regional partners and competitive bypass operators from the cities in which the TeleRoss Ventures operate, and to customers in remote cities using VSAT stations. These services are provided to and from Moscow, and are provided by TeleRoss at wholesale rates competitive with those offered by Rostelecom. TeleRoss also provides private line channels to Sovam in cities where the TeleRoss Ventures operate. In addition, TeleRoss has recently received a license to provide international private line service.

     - World Connect Dial/Russia Connect Dial. Customers in TeleRoss's cities are provided dedicated local access to the regional TeleRoss switch through lines leased from the TeleRoss Venture's regional joint venture partner. These customers then have access to the domestic long distance service provided by TeleRoss, international long distance service provided by Sovintel and are fully integrated into the local phone networks operated by the applicable TeleRoss Venture's partner and to the Moscow city telephone network through TCM.

     - Moscow Connect. Customers are provided with dedicated last mile connection over lines leased from the regional joint venture partner which lines are connected to a local TeleRoss switch. The TeleRoss network and its interconnection to TCM provide customers with a Moscow dial tone which allows users in remote locations better access to Moscow's advanced telecommunications infrastructure. In addition, Moscow Connect service provides better call quality at lower rates for domestic and international long distance. Moscow Connect also facilitates communications between users and their Moscow-based associates as calls can be made to and from Moscow without the use of prefixes and without long distance charges accruing to the Moscow-based parties.

     - Dedicated Circuits. Customers are provided with point-to-point clear channel circuits within Russia and internationally through the TeleRoss backbone and its interconnection with Sovintel's international gateway in Moscow. Dedicated circuits are generally used by news services, banks and other commercial customers who require high capacity and high quality service. This service can be used for voice or data, depending on the user's needs. In providing dedicated circuits, TeleRoss competes against other alternative communications providers, however, TeleRoss believes that it has a distinct price advantage over its competitors because of the use of its own infrastructure and the bulk purchase of satellite capacity.

     - World Access Service. TeleRoss and Sovintel co-market World Access Service to their customers in each of the cities they serve through two products: World Access Direct and World Access Card. Through World Access Direct, TeleRoss customers can access domestic long distance and international service anywhere within the customer's city through the local telephone network. The World Access Card is a calling card which allows TeleRoss customers portable access to domestic long distance and international service from 15 Russian cities, including Moscow and St. Petersburg, and 23 countries. This service is provided through Sovintel's infrastructure.

     - VSAT Services. For customers that are located outside the cities serviced by TeleRoss or that cannot be physically linked to TeleRoss's regional switches, TeleRoss offers VSAT service which connects these customers directly to TeleRoss's Moscow-based hub through a VSAT antenna installed at the customer's location. Both dedicated and switched services are provided through these VSAT arrangements.

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

     Ownership and Control. TeleRoss consists of the TeleRoss Operating Company, and the 50% beneficially owned TeleRoss Ventures. GTS controls TeleRoss Operating Company (which holds the network license) and co-manages the TeleRoss Ventures under the terms of the applicable TeleRoss Ventures' foundation agreements and charters. Under some of these charters, GTS generally has the right to designate the Chairman of the board of directors, and GTS's local partner has the right to designate the Deputy Chairman, for the first two-year term (and thereafter GTS and the local partner nominate the Chairman and Deputy Chairman for approval by the entire board on a rotating basis). The foundation agreements and charters do not have expiration dates. While GTS has significant influence within these ventures, decisions, including the decision to declare and pay dividends, are generally subject to GTS's partner's approval. See
"-- Certain Considerations Generally Applicable to the Company's
Operations -- Dependence on Certain Local Parties; Absence of Control." Neither GTS nor its respective joint venture partners are obligated to fund operations or capital expenditures of the TeleRoss Ventures. Losses and profits are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and its partners had each made equity contributions aggregating $1.7 million to the various TeleRoss Ventures. Contributions made by the partners include contributions of cash and intangible assets, such as licenses. In addition, the various TeleRoss Ventures had outstanding loans of $3.4 million to GTS as of December 31, 1997. In addition, as of December 31, 1997, GTS had made equity contributions of $5.8 million to the TeleRoss Operating Company and the TeleRoss Operating Company had outstanding loans of $37.4 million to GTS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting."

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

     The following table sets forth certain operating data related to Sovam's operations:

                                                           AT AND FOR THE YEAR ENDED
                                                                  DECEMBER 31
                                                           --------------------------
                                                            1995      1996      1997
                                                           ------    ------    ------
BASIC DATA SERVICE
  Percentage of Total Sovam Revenue......................      91%       79%       81%
  Number of Customers....................................   1,587     1,726     1,571
  Average Revenue Per Month Per Customer.................  $  201    $  446    $  728
  Number of Cities in Service............................      11        25        30
EQUIPMENT AND HARDWARE SALES
  Percentage of Total Sovam Revenue......................       8%       14%        8%
RUSSIA ON LINE SERVICE
  Percentage of Total Sovam Revenue......................       1%        7%       11%
  Number of Subscribers(1)...............................     407     1,854     3,159
  Average Revenue Per Month Per Subscriber...............  $   49    $   52    $   64

---------------

(1) In addition to the subscribers included above, Sovam frequently connects potential Russia On Line subscribers on a complimentary one-month trial basis. As of December 31, 1997, there were approximately 800 such potential subscribers.

     Services. Sovam's service offerings are comprised of data services, equipment and hardware sales and its Russia On Line services.

     - Data Services. Sovam provided high speed connectivity, electronic mail, database access and fax services to approximately 1,571 customers as of December 31, 1997, in Russia and the CIS. Sovam customers can use electronic mail systems to send and receive messages and data and to access public and private data networks (including the Internet) worldwide. Customers may obtain virtual private data networks without investing in, acquiring, installing and maintaining their own network nodes and switches. In addition, Sovam offers its customers value-added data services. For example, Sovam offers "one-stop shopping" for hardware, software, installation and maintenance support and products such as "SovamMail," an e-mail service which allows customers to use Sovam's data network to send telex or facsimile messages to overseas recipients worldwide. Data services are currently available in 30 cities throughout Russia and the CIS, including Moscow, St. Petersburg, each of the cities served by TeleRoss and some cities outside of the TeleRoss network.

     - Equipment and Hardware Sales. Sovam sells communications equipment and hardware, and provides related installation, maintenance and support functions, to its customers. Sovam's primary customers in the equipment and hardware market are banking clients who use the equipment to interface with Sovam's network.

     - Russia On Line. Russia On Line is the first Russian language, as well as the first dual language, graphical user interface online service for accessing domestic and international information sources designed to appeal to a wide commercial audience. This service, which is distributed via GTS's domestic long distance infrastructure, provides customers with access to international databases (including the Internet), as well as an array of proprietary Russian and English language information services, such as news stories and market updates. Sovam had 3,960 Russia On Line subscribers (which includes approximately 800 trial subscribers) as of December 31, 1997. Sovam has developed a modified version of Netscape's Internet browser, which utilizes the Cyrillic alphabet, as part of its Russia On Line package. Sovam's enhanced Russian version of Netscape's browser is provided by Sovam to its customers under a distribution agreement with Netscape. In addition, Sovam has also entered into agreements with equipment manufacturers, including Dell, Motorola and Acer, to include Russia On Line software with their products.

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

     GTS currently offers cellular services in the following regions as of December 31, 1997:

                                                GTS'S
                OPERATING                      ECONOMIC                           NUMBER OF
                 COMPANY                    INTEREST(1)(2)         CITY          SUBSCRIBERS
                ---------                   --------------         ----          -----------
RUSSIA
  Vostok Mobile(2)
     Arkhangelsk Mobile...................      50.0%         Arkhangelsk             602
     Networks
     Astrakhan Mobile.....................      50.0%         Astrakhan             1,264
     Barnaul Mobile(3)....................      50.0%         Barnaul                  --
     Chuvashi Mobile......................      70.0%         Cheboksary            1,201
     Lipetsk Mobile.......................      70.0%         Lipetsk                 461
     Murmanskaya Mobilnaya Set............      50.0%         Murmansk              1,457
     Penza Mobile.........................      60.0%         Penza                   519
     Saratov Mobile.......................      50.0%         Saratov               1,456
     Parma Mobile.........................      50.0%         Syktyvkar               750
     Volgograd Mobile.....................      50.0%         Volgograd             2,065
     Votec Mobile.........................      50.0%         Voronezh              1,725
     Mar Mobile...........................      50.0%         Yoshkar-ola           2,061
  PrimTelefone............................      50.0%         Vladivostok(4)        6,152
UKRAINE
  Bancomsvyaz.............................      24.9%         Kiev                  3,664
                                                                                   ------
          Total...........................                                         23,377
                                                                                   ------

---------------

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

     The following table sets forth certain operating data related to GTS Cellular's operations:

                                                                AT AND FOR THE
                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Vostok Mobile
  Total Subscribers.........................................    6,884     13,561
  Average Revenue Per Subscriber Per Month..................  $   128    $   146
  Minutes of Use(1)(thousands)..............................   10,561     27,771
  Population Covered by Licenses (thousands)................   18,400     18,400
  Population Covered by Networks (thousands)................    6,500      6,500
  Subscriber Penetration of Population Covered by
     Networks...............................................     0.11%      0.21%
PrimTelefone
  Total Subscribers.........................................    2,822      6,152
  Average Revenue Per Subscriber Per Month(2)...............  $   236    $   188
  Minutes of Use(1)(thousands)..............................    6,919     14,270
  Population Covered by Licenses (thousands)................    2,200      2,270
  Population Covered by Networks (thousands)................    1,175      1,175
  Subscriber Penetration of Population Covered by
     Networks(2)............................................     0.24%      0.52%
Bancomsvyaz
  Cellular Network Total Subscribers........................      121      3,664
  Average Revenue Per Subscriber Per Month..................  $    62    $   160
  Minutes of Use(1)(thousands)..............................        9      5,085
  Population Covered by Licenses (thousands)................    4,500      4,536
  Population Covered by Networks (thousands)................    1,669      2,507
  Subscriber Penetration of Population Covered by
     Networks...............................................     0.01%      0.15%
  Overlay Network Minutes of Use(1)(thousands)..............       --      4,909
  Number of Ports...........................................       --        751
  Average Revenue Per Minute................................       --    $  0.34

---------------

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

     Ownership and Control. GTS Cellular's Russian operations (except for the Vladivostok operations) are conducted through ventures that are owned between 50% and 70% by Vostok Mobile, a wholly owned subsidiary of GTS. GTS Cellular's Vladivostok and Ukrainian operations are conducted through ventures which require partner approval for most decisions. The applicable foundation agreements and charters do not have expiration dates. See "-- Certain Considerations Generally Applicable to the Company's Operations -- Dependence on Certain Local Parties; Absence of Control." Neither GTS nor any of its respective partners in its Vladivostok or Ukrainian operations are obligated to fund operations or capital expenditures. Losses and profits of all such ventures are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk. As of December 31, 1997, GTS and its partners had made equity contributions aggregating $15.8 million and $15.3 million, respectively, to the various GTS Cellular Ventures. Contributions made by the partners include contributions of cash and intangible assets, such as licenses. In addition, the various GTS Cellular Ventures had outstanding loans of $25.0 million to GTS as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Methodology -- Profit and Loss Accounting."

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

     - Flexibility. HER services are focused on providing customers flexibility across the network through which the customer may minimize risk by enabling network rerouting, eventually even under customer direct control.

     - Advanced Technology. HER is deploying SDH technology which, by using WDM techniques and hardware, is upgradeable and will permit significant expansion of transmission capacity without increasing the number of fiber pairs in the network. This technology also provides the basis for structuring advanced operating features, such as virtual private network service and ATM-based services. Additionally, the SDH technology deployed by HER may be upgraded.

     - Innovative Pricing. Currently the price of high-bandwidth E1 equivalent circuits on transborder European routes is artificially high and not necessarily related to the cost of such circuits. HER offers competitive pricing. HER also offers highly tailored contract terms and volume discounts, which allow carrier customers to plan more efficiently the fixed costs of their service portfolio. Customers can select varying capacity, access, guaranteed availability and contract terms at competitive prices. Customers sourcing from PTOs are generally limited to order from a very narrow set of capabilities offered under inflexible pricing plans.

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

CUSTOMERS

     HER's high capacity, SDH-based fiber optic network is designed to enable PTOs and New Entrants to integrate high quality, cross-border capacity into their end user offerings. As of January 1998, twenty customers were under contract for service on the HER network, including PTOs, a global consortium of PTOs, Internet service providers, an international carrier, value added networks ("VANs") and resellers. HER provided capacity of approximately 446 E1 equivalent circuits as of January 1998. The type and quality of HER's customers validates the concept of the HER network, and illustrates the type of customers who will be attracted to the full network. The success of this limited network also demonstrates the demand for cross-border transport services. In total, HER is targeting seven major market segments or customer groups which can be characterized as follows:

     - Existing PTOs. This customer segment consists of the traditional European PTOs that generally participate in the standard bilateral agreements for cross-border connectivity. Hermes provides a vehicle for PTOs to compete in non-domestic markets both before and after January 1, 1998. As of

       January 1, 1998, both reserved and non-reserved traffic can be transported by alternative infrastructure providers, thus vastly expanding the available PTO market for HER.

     - Global Consortia of Telecommunications Operators. Many of the largest PTOs and international carriers have pooled resources and formed consortia in order to compete more effectively in important telecommunications markets such as those in Western Europe particularly outside their home markets. Prior to liberalization of the provision of switched voice services in Western European markets, one of the primary objectives of these consortia is to provide non-reserved pan- European services to multinational business customers, including X.25/frame relay (high speed data network) service and closed-user group voice services. Under the current regulatory framework, consortia would otherwise be required to purchase leased lines at negotiated retail rates, even within their home countries. HER believes that it provides an attractive alternative at better pricing in those environments where such a consortium does not already own its infrastructure. Furthermore, HER believes that it is well positioned to provide cross-border connectivity between different domestic infrastructures of these alliances.

     - International Carriers. This customer segment consists of non-European carriers with traffic between European and other international gateways. Such carriers include Teleglobe, GTS-Monaco Access and eventually the U.S. Regional Bell Operating Companies. HER can provide these customers a pan-European distribution network to gather and deliver traffic to and from their own and other hubs.

     - Alternative Carriers. This segment consists of second carriers, cable TV and mobile carriers and competitive access providers. These new carriers have chosen to compete with the incumbent PTOs in their respective countries, and the Company believes that they would look favorably to an alternative such as HER. HER believes that this segment will sustain the largest growth as competition emerges in Europe. HER also believes that non-PTO competitors in Europe will prefer to use a non-PTO alternative like HER to meet their cross-border telecommunication transport needs.

     - Internet Backbone Networks. Internet backbone networks are a fast emerging segment and are expected to generate significant requirements for the services HER offers. These require large capacity international connectivity services between Internet nodes (point of interconnection between local Internet service providers) in all local European markets. The Internet segment is experiencing significant growth in demand for transmission capacity.

     - Resellers. Resellers are carriers that do not own transmission facilities, but obtain communications services from another carrier for resale to the public. Resellers are also a growing segment of the market and are expected to increase in conjunction with the liberalization of the European telecommunications market. In the U.S., for example, resellers were a significant factor in the expansion of competition.

     - VANs and other Service Providers. VANs are data communications systems in which special service features enhance the basic data transmission facilities offered to customers. Many of these networks are targeted to the data transfer requirements of specific international customer segments such as airlines and financial institutions. VANs' basic network transmission requirement is to connect data switches or processors. VANs currently purchase their own international circuits and build additional resiliency into their network infrastructure. HER will allow them to meet these needs cost-effectively, and to extend their services to new markets or customers without substantial capital investment.

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

     Network Routes. HER's current planning dates for operation in certain cities and kilometers covered by the initial network in the first five countries and Switzerland are set forth below.

          Expected to be operational by:

          April 30, 1998 -- Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Strasbourg, Frankfurt, Zurich and Geneva -- covering approximately 3,000 kilometers.

          June 30, 1998 -- Above cities and Dusseldorf, Stuttgart and Munich -- covering approximately 3,800 kilometers.

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

     If HER's competitors, many of whom possess greater technical, financial and other resources than HER, devote significant resources to the provision of pan-European, cross-border telecommunications transport services to carriers, such action could have a material adverse effect on HER's business, financial condition and results of operations. There can be no assurance that HER will be able to compete successfully against such new or existing competitors. See
"-- Certain Considerations Generally Applicable to the Company's
Operations -- Competition."

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

  Belgium

     Belgium has implemented the "alternative infrastructure" provider provision of the Full Competition Directive. The decision-making process regarding the adoption of the full package of liberalization legislation (including licensing regimes for voice telephony and public network infrastructure) is in the final stages and is anticipated to be completed by mid -- 1998.] Given the fact that the implementation of the EC Directives is late, the Belgian authorities have made public that they will work during the first months of 1998 with a system of provisional licenses. HER has obtained, through a wholly-owned subsidiary, a license from the Belgian regulatory authority to provide liberalized services using alternative infrastructure and is currently operating under its license in Belgium on the Brussels-Amsterdam route. HER also has authorization to build infrastructure between major Belgian population centers and the relevant border crossings. The liberalization legislation is expected to require all previously licensed operators to apply for new licenses or authorizations. HER expects that, in such event, its existing licenses and authorizations would be renewed in due course, although there can be no assurance that this will be the case.

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

  France

     A new regulatory agency, the Autorite de Regulation des Telecommunications ("ART"), was established in France effective January 1, 1997. In 1996, France approved legislation to implement the Full Competition Directive and to remove all remaining restrictions on competition from January 1998. HER applied for an authorization to operate its network in specific regions of France, which was approved on October 22, 1997. In October 1997, HER obtained authorization to operate its network in specific regions of France. Such authorization requires prior notification to and approval of the ART of any substantial changes in the capital of HER or its controlling shareholder. HER has notified the ART of the initial public offering of the Company's common stock and intends to notify the ART of the March 1998 increase to approximately 89% of GTS-Hermes' ownership interest in HER.

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

BUSINESS AND MARKETING STRATEGY

     GTS's strategy for developing GTS-Monaco Access into an international gateway hub includes the following:

     - Develop Advanced Carrier Services Offerings. GTS-Monaco Access may develop its "advanced carrier services" offerings to include global 0800 services and international free phone services, which GTS believes will broaden customer relationships, enhance revenues and help to protect it from price-based competition.

     - Develop Relationships to Broaden Service Offerings. GTS-Monaco Access may develop relationships to broaden its service offerings. GTS-Monaco Access has entered into agreements with UUNET, one of its gateway customers, to provide wholesale Internet access to GTS-Monaco Access's carrier customers in a number of Western European countries. The agreement allows these services to be "cobranded" with GTS's affiliates.

     - Pricing. Price is a critical factor in the market for international switching as competition increases due to expanding international capacity, advances in technology and falling regulatory barriers. GTS-Monaco Access intends to price its services competitively with the prevailing price for comparable inter-PTO transit and gateway services. GTS-Monaco Access is not bound by legacy systems, infrastructure and personnel levels and can, therefore, manage competitive cost operations.

     - Leverage Non-Aligned Position. Because GTS's Western European activities are not allied with any of the major consortia or large Western European telecommunications companies, and generally focus on carriers' carrier services, GTS-Monaco Access will not compete with its carrier customers in retail markets. This independence should make GTS-Monaco Access an attractive service provider for Western European carriers who may otherwise be reluctant to obtain services from the larger operators of international gateways that are often their competitors in the retail market.

     - Exploit GTS Synergies. GTS-Monaco Access may ally with other GTS companies in Europe and the CIS. GTS-Monaco Access is expected to realize significant reductions in its cost structure through access to low-cost pan-European transmission capacity through alternative infrastructure providers such as HER, Sovintel and C-Datacom International, Inc., GTS's Indian venture, already route international traffic through GTS-Monaco Access's gateway.

CUSTOMERS

     Targeted customers for GTS-Monaco Access include:

     - Non-Aligned PTOs. GTS believes that various large American and Western European PTOs that lack adequate international switching and transport facilities of their own may be persuaded to purchase international services from GTS-Monaco Access, rather than from competing PTOs or consortia.

     - Mobile Carriers. GTS believes that some of the non-PTO mobile carriers, which currently provide only a small percentage of Western European mobile telecommunications traffic, may prefer the "indepen-dent" international gateway service offerings of GTS-Monaco Access to those of their PTO competitors.

     - Internet Service Providers. Growth in Internet usage creates a significant opportunity for a nonaligned Internet access provider such as GTS-Monaco Access, since many Internet service providers will be in direct competition with PTO-owned services in large European markets.

     - Second Carriers/Resellers. GTS believes that many second carriers will seek to enter new markets quickly without investing in international switching capacity.

     - Established ("Aligned") PTOs. This customer segment will be a niche market for GTS-Monaco Access. As markets are deregulated and carriers become increasingly competitive, traditional friendly correspondent relations may become strained, and opportunities may emerge to leverage GTS's non-aligned status to route traffic between rivals or to displace incumbents for transit relationships.

     - Other GTS Companies. GTS-Monaco Access currently provides gateway services indirectly to Sovintel, CDI and other GTS companies that aggregate traffic or provide international long distance services. It may also provide these services to HER.

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

     EuroHivo. In addition to its network and data services, GTS also provides nationwide paging services primarily to the retail consumer market through its 70% owned joint venture, EuroHivo. GTS has concluded that EuroHivo is not a core business and is currently assessing offers to sell its interests in EuroHivo. In connection with this anticipated divestiture, the Company wrote-off its investment in EuroHivo in the third quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations -- Consolidated Ventures."

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

     HER also competes with respect to its "point-to-point" transborder service offering against circuits currently provided by PTOs through International Private Leased Circuits. In addition, the liberalization of the European telecommunications market is likely to attract additional entrants to both the "point-to-point" and other telecommunications markets. There can be no assurance that HER will compete effectively against its current or future competitors. See also "Western Europe -- HER -- Competition" for a discussion of the plans of WorldCom, Viatel and Esprit to build fiber optic networks in Western Europe.

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

     HER leases, under long-term leases, portions of railroad, utility and other rights-of-way for its fiber-optic routes. HER is creating a fiber optic network consisting of optical fiber pairs, which are leased under long-term leases, and technical sites leased under long-term leases. See "Business -- Western
Europe -- HER."

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

          3) The Company solicited written consents from its common stockholders of record on January 12, 1998 regarding a proposal to amend the Charter to require an affirmative vote of 75% of the shares present and eligible to vote to amend the Locking Provision. As of January 29, 1998 holders representing 23,595,352 shares of the Company's common stock, or 63% of the outstanding shares of common stock, submitted written consents approving such proposed amendment of the Charter. The Company did not receive any responses "against," or abstentions with respect to, the proposed amendment.

                                    PART II

ITEM 5.MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     On September 26, 1997, the Company filed a registration statement (Commission file no. 333-36555) (the "Stock Registration Statement") with the Securities and Exchange Commission (the "Commission") to offer and sell to the public, in an underwritten offering, 11,100,000 shares of its common stock, par value $0.10 per share (the "Stock Offering"). Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation, UBS Securities LLC, Lehman Brothers Inc. and Furman Selz LLC acted as the managers of the U.S. portion (7,400,000 shares) of the Stock Offering. Merrill Lynch International, UBS Limited, Donaldson, Lufkin and Jenrette International, Lehman Brothers International (Europe) and Baring Brothers Limited (as agent for ING Bank N.V.) acted as the managers of the international portion (3,700,000 shares) of the Stock Offering. The Stock Registration Statement was declared effective by the Commission on February 5, 1998. In connection with the Stock Offering, the managing underwriters exercised an overallotment option of 1, 665,000 shares. The Stock Offering has terminated. The Company realized from the sale of a total of 12,765,000 common shares at $20 per share net proceeds from the Stock Offering, including shares issued pursuant to exercise of the overallotment option, of $238,705,500, after payment of $16,594,500 in underwriting discounts. On December 23, 1997, the Company also filed a registration statement (Commission file no. 333-43155) (the "Debt Registration Statement") to offer and sell to the public, in an underwritten offering, senior notes due 2005 of the Company (the "Debt Offering"). Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch & Co. and UBS Securities acted as managers of this offering. The Debt Registration Statement was declared effective by the Commission on February 5, 1998. The Debt Offering has terminated and the Company issued $105 million aggregate principal amount of 9 7/8% Senior Notes due 2005 (the "Senior Notes"). The Company realized from the sale of the Senior Notes net proceeds of $82.3 million, after payment of underwriting discounts and commissions of $3,150,000, and the deposit of $19.6 million in escrow to cover the first four scheduled payments of interest on the Senior Notes. In February 1998, the Company applied a portion of the net proceeds of the Offerings, approximately $85.2 million, to repay the outstanding principal of, and accrued interest on, certain loans from related parties. See
Note 5 Debt Obligations the Company's audited consolidated financial statements for a description of such related party loans. The Company will disclose additional information regarding expenses incurred in connection with, and application of net proceeds of, the Offerings in its quarterly report on Form 10-Q for the quarter ended March 31, 1998.

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

     Under generally accepted accounting principles, many of the Company's ventures are accounted for by the equity method of accounting. Under this method, the operating results of the ventures are included in the Company's Consolidated Statement of Operations as a single line item, "Equity in (losses) earnings of ventures." The Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk (which includes all of the Company's significant ventures except for Sovintel and, historically, HER). Also, the assets, liabilities and equity of the ventures are included in the Company's Consolidated Balance Sheets as a single line item "Investments in and Advances to Ventures." See Note 3 to the Company's audited Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Financial information about the Company's equity ventures is included below under "Supplemental
Information -- Selected Historical Financial Data -- Combined Equity
Investments."

                                                                    YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                       1993       1994       1995       1996      1997(1)      1997
                                                      -------   --------   --------   --------   ---------   ---------
                                                                                                             PRO FORMA
                                                                                                                (2)
                                                                                                             ---------

                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues, net.......................................  $   328   $  2,468   $  8,412   $ 24,117   $  47,098      47,098
Gross margin........................................      328         23         16      5,176       4,379       4,379
Operating expenses..................................    3,340     12,863     41,014     52,955      78,410      78,410
Equity in earnings (losses) of ventures.............      472       (135)    (7,871)   (10,150)    (14,599)    (14,599)
Other income (expense)..............................      100        990     11,034     (8,729)    (29,551)    (29,551)
Loss before extraordinary loss......................   (2,440)   (11,985)   (40,400)   (67,991)   (116,986)   (116,986)
Extraordinary loss..................................       --         --         --         --          --     (13,213)
Net loss............................................   (2,440)   (11,985)   (40,400)   (67,991)   (116,986)   (130,199)
Loss per share before extraordinary loss............    (0.26)     (0.69)     (1.61)     (2.22)      (3.26)      (3.26)
Extraordinary loss per share........................       --         --         --         --          --       (0.27)
Net loss per share..................................    (0.26)     (0.69)     (1.61)     (2.22)      (3.26)      (2.68)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...........................  $ 3,641   $ 29,635   $  9,044   $ 57,874   $ 318,766     551,641
Property and equipment, net.........................      829      8,393     29,523     35,463     236,897     236,897
Investments in and advances to ventures.............      794     13,841     56,153    104,459      76,730      76,730
Total assets........................................    5,968     61,957    115,621    237,378     780,461   1,036,400
Total debt..........................................      725      2,152     27,454     85,547     639,359     672,219
Minority interest and stock subject to repurchase...       --          8      5,273      6,248      31,255      18,766
Shareholders' equity................................    4,685     54,684     55,322    113,668      26,967     266,706

---------------

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

                                                          OWNERSHIP               COST OF    OPERATING        NET
                                                         INTEREST(2)   REVENUES   REVENUES   EXPENSES    INCOME/(LOSS)
                                                         -----------   --------   --------   ---------   -------------
                                                                   (IN THOUSANDS, EXCEPT OWNERSHIP INTEREST)
YEAR ENDED DECEMBER 31, 1995
  Sovintel.............................................       50%      $44,292    $26,247     $ 7,047       $ 7,648
  TCM..................................................       50%           49         --          57            (7)
  TeleRoss.............................................       50%          176         59         242          (193)
  Sovam................................................     66.7%        4,434      2,914       3,273        (1,789)
  GTS Cellular Companies...............................       50%(3)     4,574      2,834       2,960        (2,165)
  Other................................................       50%(3)       526        957       9,379        (9,874)
                                                                       --------   --------    -------       -------
        Total..........................................                 54,051     33,011      22,958        (6,380)
  ADJUSTMENTS FOR INTER-AFFILIATE TRANSACTIONS(1)......                 (2,270)    (2,215)     (6,967)
YEAR ENDED DECEMBER 31, 1996
  Sovintel.............................................       50%      $75,040    $43,910     $10,411       $14,762
  TCM..................................................       50%       16,507      3,330       1,854         8,874
  TeleRoss.............................................       50%        2,413        832       2,293          (841)
  Sovam................................................     66.7%       11,671      8,236       5,714        (2,138)
  GTS Cellular Companies...............................       50%(3)    25,778     11,883      13,614        (3,406)
  Other................................................       50%(3)    12,063     12,235      21,132       (22,471)
                                                                       --------   --------    -------       -------
        Total..........................................                143,472     80,426      55,018        (5,220)
  ADJUSTMENTS FOR INTER-AFFILIATE TRANSACTIONS(1)......                (15,385)   (13,562)     (8,083)
YEAR ENDED DECEMBER 31, 1997
  Sovintel.............................................       50%      $113,962   $72,629     $17,020       $18,464
  TCM..................................................       50%       29,308      7,169       3,286        12,512
  TeleRoss.............................................       50%        6,794      2,138       3,612            71
  Sovam................................................     66.7%       17,808     10,684       5,653           780
  GTS Cellular Companies...............................       50%(3)    44,275     21,355      17,678          (906)
  Other................................................       50%(3)    14,013     13,757      27,596       (26,591)
                                                                       --------   --------    -------       -------
        Total..........................................                226,160    127,732      74,845         4,330
  ADJUSTMENTS FOR INTER-AFFILIATE TRANSACTIONS(1)......                (24,927)   (23,250)     (8,357)

---------------

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's businesses are developing rapidly. Some of the businesses operate in countries with emerging economies which have uncertain economic, political and regulatory environments. The general risks of operating businesses in the CIS and other developing countries include the possibility for rapid change in government policies including telecommunications regulations, economic conditions, the tax regime and foreign currency regulations. See
"Business -- Certain Considerations Applicable to the Company's Operations in Russia and the CIS" and "-- Certain Considerations Generally Applicable to the Company's Operations."

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

     The following table summarizes the accounting methodology for the principal business ventures through which the Company conducts its business.

                                                COUNTRY/REGION    EFFECTIVE GTS       ACCOUNTING
                 COMPANY NAME                   OF OPERATIONS       OWNERSHIP        METHODOLOGY
                 ------------                   --------------    -------------      ------------
CIS
  Sovintel....................................      Russia               50%            Equity
  TCM.........................................      Russia               50%            Equity
  TeleRoss Operating Company..................      Russia              100%(1)      Consolidated
  TeleRoss Ventures...........................      Russia               50%(2)         Equity
  Sovam.......................................      Russia               67%(3)         Equity
  GTS Cellular................................       CIS             25%-70%(4)         Equity
Western Europe
  HER.........................................  Western Europe           79%         Consolidated(5)
  GTS-Monaco Access...........................      Monaco               50%            Equity
Central Europe
  GTS-Hungary.................................     Hungary               99%         Consolidated
  EuroHivo....................................     Hungary               70%            Equity
  CzechNet....................................  Czech Republic          100%         Consolidated
  CzechCom....................................  Czech Republic          100%         Consolidated
Asia
  V-Tech......................................      China                75%            Equity
  Beijing Tianmu..............................      China                47%            Equity
  CDI.........................................      India               100%         Consolidated

---------------

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

     Equity in (Losses)/Earnings of Ventures. GTS recognized losses from its investments in non-consolidated ventures of $14.6 million, $10.2 million and $7.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Included in these losses were $3.6 million, $5.7 million and $5.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, that related to GTS's ownership share of the losses. Also included in the losses for the year ended December 31, 1997 was a write-off of approximately $5.4 million which represented the net balance of certain investments in and advances to ventures in Asia (primarily Beijing Tianmu and V-Tech) and Central Europe (EuroHivo) that were stated in excess of their net realizable value. The Company followed the authoritative guidance as prescribed by APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," for its determination of the $5.4 million charge. The Company's recoverability analysis was based on its projected undiscounted cash flows of their equity investees, since this is the lowest level of cash flow information available. The underlying reasons for the write-down of the Company's investments were the result of the problems that are more specifically addressed in "Results of Operations -- Non-Consolidated Ventures (Equity Investees) -- Asia," "Business -- Central Europe" and
"Business -- Asia." Additionally, included within GTS's ownership share of the losses incurred and the Excess Losses for the year ended December 31, 1997 is approximately $14.4 million of losses (of the $14.4 million, approximately $13.5 million related to the write-off of advances to several Chinese-owned operating telecommunications companies to which the Company provides technical and financial assistance, and $0.9 million related to the write-off of inventories, receivables, and other assets) which represented the Company's share of asset write-offs recorded by certain of the ventures in Asia (Beijing Tianmu and V-Tech). See "-- Results of Operations -- Non-Consolidated Ventures (Equity Investees) -- Asia." The Company would have recognized earnings from its investments in non-consolidated ventures of $5.2 million for the year ended December 31, 1997, had the Company not recognized the write-downs of investments and assets of approximately $5.4 million and $14.4 million, respectively. The write-down of Central Europe's investment in EuroHivo was a result of the Company's decision in the third quarter to recognize the contingent liabilities associated with the expected liquidation and discontinuation of EuroHivo's operations as of September 30, 1997. In addition, the Company's results were negatively affected due to the recognition of Excess Losses of $5.6 million, $4.5 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. See "-- Overview." The Company's losses from its ventures were primarily the result of most of its ventures being in the early stages of operations. Sovintel and TCM, however, generated combined earnings of $15.5 million, $11.8 million and $3.8 million for the years ended December 31, 1997, 1996 and 1995, respectively, which partially offset losses generated by other ventures.

     Other Non-Operating Income. Favorably affecting the 1995 results was the non-recurring $10.3 million gain that the Company recognized as a result of its cash settlement of certain claims with a third party in 1995.

     Interest, Net. GTS incurred interest expense of $39.1 million, $11.1 million and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expense is comprised of interest incurred from debt maturing within one year, long-term debt obligations, capital lease obligations, amortization of debt discount on the long-term debt obligations and various other debt obligations. The significant increase in interest expense was due to the $409.8 million increase in debt raised in 1997. See "-- Liquidity and Capital Resources."

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

     During the year ended December 31, 1997, the V-Tech and Beijing Tianmu business ventures (the "Asia Ventures") determined that a charge of $14.4 million (GTS's portion) was appropriate as a result of the write-off of $13.5 million of advances to several Chinese-owned operating telecommunications companies to which the Asia Ventures provide technical and financial assistance and $0.9 million related to the write-off of inventories, receivables and other assets. The Asia Ventures followed the authoritative guidance as prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for their determination of the $13.5 million charge as they believed that the advances, as evidenced by legal agreements between the Asia Ventures and the underlying operating telecommunications companies, represents long-lived assets. (The Asia Ventures would have reflected the same charge had they followed the authoritative accounting guidance as prescribed by APB No. 18 or SFAS No. 5, "Accounting for Contingencies.") The Asia Ventures recoverability analysis was based on their projected undiscounted cash flows of their respective operations since this is the lowest level of cash flow information available. The underlying reasons for the write-offs were the result of problems dealing with one of the Asian partners, the inability of the Chinese operating telecommunications companies to develop markets for their services, and technical problems, all of which surfaced during the third quarter of 1997. See Footnote 3 in the Company's audited financial statements for additional disclosures related to the Company's Asia operations and "Business -- Asia."

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

HER

     Construction of the HER fiber optic network is one of the Company's most significant business activities. The buildout of the network is expected to require approximately $290.0 million of capital expenditures, with approximately $35 million required for the initial five country network. See
"Business -- Western Europe -- HER." As of December 31, 1997, approximately $34.3 million has been spent on network capital expenditure. In August 1997, HER completed the issuance of $265.0 million in gross proceeds of 11.5% Senior Notes due in August 2007. The Senior Notes are general unsecured obligations of HER. HER currently estimates that its capital resources will be sufficient to fund operations and expected network development through December 1998, at which time it may be required to obtain additional funds. Sources of capital to fund network development after 1998 may include internally generated funds, bank debt and vendor financing. HER is currently in discussions with a number of financial institutions to obtain debt financing and to negotiate vendor financing with key suppliers of network equipment. Any failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of HER, or may require the Company to make additional capital contributions to HER at the expense of the Company's other operations, either of which could have a material adverse effect on the operations of the Company. There can be no assurance that GTS or its partners in HER would have sufficient capital to make contributions to HER, or that they would be willing to do so.

     Pursuant to the HER Recapitalization, in 1997, HER offered to GTS-Hermes, HIT Rail and the eleven individual members of the HIT Rail consortium the right to subscribe to additional common stock of HER. GTS-Hermes and two of the members of HIT Rail exercised their rights, while HIT Rail and the nine remaining members of HIT Rail declined to participate.

     As a result of the finalization of the HER Recapitalization, total shareholder loans of ECU 39.4 million (approximately $48.5 million) from, collectively, GTS-Hermes, HIT Rail and two of the members of HIT Rail, were converted into equity. Additionally, GTS-Hermes contributed ECU 46.0 million (approximately $51.8 million) and one of the members of HIT Rail contributed a ten-year fiber optic cable lease which was valued at ECU 1.8 million (approximately $2.0 million). The ownership of HER subsequent to the HER Recapitalization was as follows: GTS-Hermes, 79.08%; HIT Rail, 12.63%; and the two members of HIT Rail combined, 8.29%. See "Business -- Western
Europe -- HER -- HER Recapitalization." In March 1998, Hit Rail sold a portion of its ownership interest to GTS-Hermes for ECU 13.5 million (approximately $14.6 million) and, as a result, GTS-Hermes increased its ownership of HER to 89.42%. See "Business -- Western Europe -- HER -- HER Recapitalization."

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

     Substantially all of the Company's operations are in foreign countries and therefore the Company's consolidated financial results are subject to fluctuations in currency exchange rates. The Company's consolidated operations transact their business in the following significant currencies: Russian Ruble, Hungarian Florint, Belgium Franc and the European Currency Equivalent. For those operating companies that transact their business in currencies that are not readily convertible, the Company attempts to minimize its exposure by indexing its invoices and collections to the applicable dollar/foreign currency exchange rate to the extent its costs (including interest expense, capital expenditures and equity) are incurred in U.S. dollars. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company may experience economic loss and a negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. dollar. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities. See "Business -- Russia and the CIS -- Certain Considerations Applicable to the Company's Operations in Russia and the CIS -- Exchange Controls and Risks Relating to Russian Securities" and "Business -- Certain Considerations Generally Applicable to the Company's Operations -- Currency and Exchange Risks."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS GROUP, INC.

                                                              PAGE
                                                              ----
YEAR END FINANCIAL STATEMENTS
  Report of Ernst & Young LLP, Independent Auditors.........    81
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................    82
  Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996,
     and 1997...............................................    83
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996,
     and 1997...............................................    84
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1995,
     1996, and 1997.........................................    85
  Notes to Consolidated Financial Statements................    86

                                  EDN SOVINTEL
                         YEAR END FINANCIAL STATEMENTS

Report of Ernst & Young (CIS) Limited, Independent
  Auditors..................................................   108
Balance Sheets as of December 31, 1997 and 1996.............   109
Statements of Income and Retained Earnings for the years
  ended December 31, 1997, 1996,
  and 1995..................................................   110
Statements of Cash Flows for the years ended December 31,
  1997, 1996, and 1995......................................   111
Notes to Financial Statements...............................   112

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

                                                    Ernst & Young LLP

Vienna, Virginia
February 26, 1998, except for
Note 17, as to which the date
is November 12, 1998

                         GLOBAL TELESYSTEMS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
CURRENT ASSETS
  Cash and cash equivalents.................................  $  57,874    $ 318,766
  Accounts receivable, net..................................      8,920       17,079
  Restricted cash...........................................     13,627       30,486
  Prepaid expenses..........................................      2,537       14,101
  Other assets..............................................      2,396        6,707
                                                              ---------    ---------
          TOTAL CURRENT ASSETS..............................     85,354      387,139
Property and equipment, net.................................     35,463      236,897
Investments in and advances to ventures.....................    104,459       76,730
Goodwill and intangible assets, net of accumulated
  amortization of $3,916 and $10,184 at December 31, 1996
  and 1997, respectively....................................      9,548       43,284
Restricted cash.............................................      2,554       36,411
                                                              ---------    ---------
          TOTAL ASSETS......................................  $ 237,378    $ 780,461
                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  15,211    $  61,984
  Debt maturing within one year.............................     16,261        6,390
  Current portion of capital lease obligations..............         --       21,490
  Related party debt maturing within one year...............      4,947        5,708
  Other current liabilities.................................      2,040        6,301
                                                              ---------    ---------
          TOTAL CURRENT LIABILITIES.........................     38,459      101,873
Long-term debt, less current portion........................      5,260      408,330
Long-term portion of capital lease obligations..............         --      117,645
Related party long-term debt, less current portion..........     59,079       79,796
Taxes and other non-current liabilities.....................     14,664       14,595
                                                              ---------    ---------
          TOTAL LIABILITIES.................................    117,462      722,239
COMMITMENTS AND CONTINGENCIES
  Minority interest.........................................      1,915       18,766
Common stock, subject to repurchase (325,000 shares and
  797,100 shares outstanding at December 31, 1996 and 1997,
  respectively).............................................      4,333       12,489
SHAREHOLDERS' EQUITY
  Preferred stock, $0.0001 par value (10,000,000 shares
     authorized; none issued and outstanding)...............         --           --
  Common stock, $0.10 par value (135,000,000, shares
     authorized; 34,589,106, and 37,606,814 shares issued
     and outstanding, net of 116,639 and 195,528 shares of
     treasury stock at December 31, 1996 and 1997,
     respectively)..........................................      3,459        3,761
  Additional paid-in capital................................    238,268      274,359
  Cumulative translation adjustment.........................     (2,161)      (8,269)
  Accumulated deficit.......................................   (125,898)    (242,884)
                                                              ---------    ---------
          TOTAL SHAREHOLDERS' EQUITY........................    113,668       26,967
                                                              ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $ 237,378    $ 780,461
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                               1995          1996          1997
                                                            ----------    ----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES, NET:
  Telecommunication and other services....................   $  5,979      $ 19,210      $  41,300
  Equipment sales.........................................      2,433         4,907          5,798
                                                             --------      --------      ---------
                                                                8,412        24,117         47,098
                                                             --------      --------      ---------
OPERATING COSTS AND EXPENSES
  Cost of revenues:
     Telecommunication and other services.................      8,150        14,741         37,206
     Equipment sales......................................        246         4,200          5,513
  Selling, general and administrative.....................     37,291        47,940         68,425
  Depreciation and amortization...........................      3,491         4,165          6,227
  Non-income taxes........................................        234           850          2,085
                                                             --------      --------      ---------
                                                               49,412        71,896        119,456
  Write-off of venture-related assets.....................         --            --          1,673
  Equity in losses of ventures............................      7,871        10,150         14,599
                                                             --------      --------      ---------
Loss from operations......................................    (48,871)      (57,929)       (88,630)
OTHER INCOME/(EXPENSE):
  Other non-operating income..............................     10,270            --             --
  Interest income.........................................      2,177         3,569         11,361
  Interest expense........................................       (728)      (11,122)       (39,086)
  Foreign currency losses.................................       (685)       (1,176)        (1,826)
                                                             --------      --------      ---------
                                                               11,034        (8,729)       (29,551)
                                                             --------      --------      ---------
Net loss before income taxes and minority interest........    (37,837)      (66,658)      (118,181)
Income taxes..............................................      2,565         1,360          2,482
                                                             --------      --------      ---------
Net loss before minority interest.........................    (40,402)      (68,018)      (120,663)
Minority interest.........................................          2            27          3,677
                                                             --------      --------      ---------
Net loss..................................................   $(40,400)     $(67,991)     $(116,986)
                                                             ========      ========      =========
Net loss per share........................................   $  (1.70)     $  (2.33)     $   (3.26)
                                                             ========      ========      =========
Weighted average common shares outstanding................     23,707        29,157         35,833
                                                             ========      ========      =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1995        1996        1997
                                                            --------    --------    ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss................................................  $(40,400)   $(67,991)   $(116,986)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
  Depreciation and amortization...........................     3,721       7,444       14,843
  Amortization of discount on note payable................        --       3,598        5,023
  Equity in losses of ventures, net of dividends
     received.............................................     7,871      11,123       17,474
  Deferred interest.......................................        --       6,583       12,970
  Write-off of venture related assets.....................        --          --        1,673
  Non-cash compensation...................................        --          --        4,571
  Minority interest.......................................        (2)        (27)      (3,677)
  Other...................................................     2,577       1,342        2,985
  Changes in assets and liabilities, excluding effects of
     acquisitions and ventures:
     Accounts receivable..................................    (1,557)     (6,996)     (10,900)
     Prepaid expenses.....................................      (438)       (605)      (7,522)
     Accounts payable and accrued expenses................    12,820      (1,694)      34,925
     Other changes in assets and liabilities..............     9,474       8,207       (3,984)
                                                            --------    --------    ---------
          NET CASH USED IN OPERATING ACTIVITIES...........    (5,934)    (39,016)     (48,605)
INVESTING ACTIVITIES Investments in and advances to
  ventures, net of repayments.............................   (45,102)    (54,932)       5,943
  Purchases of property and equipment.....................   (24,324)    (12,195)     (45,148)
  Restricted cash.........................................    (2,543)    (13,138)     (62,924)
  Acquisitions, net of cash acquired......................    (1,871)         --        1,050
  Goodwill and other intangibles..........................    (6,181)       (487)      (2,196)
  Other investing activities..............................     2,069        (125)        (149)
                                                            --------    --------    ---------
          NET CASH USED IN INVESTING ACTIVITIES...........   (77,952)    (80,877)    (103,424)
FINANCING ACTIVITIES
  Proceeds from debt......................................    23,325      63,599      409,817
  Payment of debt issue costs.............................      (779)     (2,777)     (24,927)
  Net proceeds from issuance of common stock..............    42,175     107,775       36,432
  Other financing activities..............................      (750)         --         (536)
                                                            --------    --------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.......    63,971     168,597      420,786
Effect of exchange rate changes on cash and cash
  equivalents.............................................      (676)        126       (7,865)
                                                            --------    --------    ---------
Net (decrease) increase in cash and cash equivalents......   (20,591)     48,830      260,892
Cash and cash equivalents at beginning of year............    29,635       9,044       57,874
                                                            --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................  $  9,044    $ 57,874    $ 318,766
                                                            ========    ========    =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                   COMMON STOCK     ADDITIONAL   CUMULATIVE                      TOTAL
                                                  ---------------    PAID-IN     TRANSLATION   ACCUMULATED   SHAREHOLDERS'
                                                  SHARES   AMOUNT    CAPITAL     ADJUSTMENT      DEFICIT        EQUITY
                                                  ------   ------   ----------   -----------   -----------   -------------
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1994....................  20,781   $2,078    $ 70,359      $  (246)     $ (17,507)     $  54,684
  Proceeds from the sale of common stock, net of
    expenses of $3,680..........................   5,091      509      41,629           --             --         42,138
  Translation adjustment........................      --       --          --       (1,289)            --         (1,289)
  Net loss......................................      --       --          --           --        (40,400)       (40,400)
  Other.........................................     333       33         156           --             --            189
                                                  ------   ------    --------      -------      ---------      ---------
BALANCE AT DECEMBER 31, 1995....................  26,205    2,620     112,144       (1,535)       (57,907)        55,322
  Proceeds from the sale of common stock, net of
    expenses of $3,567..........................   8,349      835     106,909           --             --        107,744
  Issuance of 7,223 warrants in connection with
    debt financing..............................      --       --      20,184           --             --         20,184
  Translation adjustment........................      --       --          --         (626)            --           (626)
  Net loss......................................      --       --          --           --        (67,991)       (67,991)
  Other.........................................      35        4        (969)          --             --           (965)
                                                  ------   ------    --------      -------      ---------      ---------
BALANCE AT DECEMBER 31, 1996....................  34,589    3,459     238,268       (2,161)      (125,898)       113,668
  Proceeds from the sale of common stock, net of
    expenses of $2,777..........................   2,503      250      36,182           --             --         36,432
  Translation adjustment........................      --       --          --       (6,108)            --         (6,108)
  Net loss......................................      --       --          --           --       (116,986)      (116,986)
  Other.........................................     515       52         (91)          --             --            (39)
                                                  ------   ------    --------      -------      ---------      ---------
BALANCE AT DECEMBER 31, 1997....................  37,607   $3,761    $274,359      $(8,269)     $(242,884)     $  26,967
                                                  ======   ======    ========      =======      =========      =========

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If an

                         GLOBAL TELESYSTEMS GROUP, INC.

impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the year ended December 31, 1996, the Company's analyses indicated that there was not an impairment of its long-lived assets. During the year ended December 31, 1997, the Company's analyses indicated that there was an impairment of its long-lived assets. Accordingly, the Company recorded a write-down of long-lived assets associated with its investments in the Asia and Central Europe regions (see Note 3, "Investments in and Advances to Ventures").

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

     The components of the Company's investments in and advances to ventures are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
Equity in net assets acquired...............................  $ 41,105    $31,183
Excess of investment cost over equity in net assets acquired net of amortization of $4,347 and $4,851 at December 31,
  1996 and 1997, respectively...............................    11,288      7,582
Accumulated (losses) earnings recognized....................   (13,840)    14,659
Dividends...................................................      (973)    (3,848)
Cash advances and other.....................................    66,879     27,154
                                                              --------    -------
          Total investments in and advances to ventures.....  $104,459    $76,730
                                                              ========    =======

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

INVESTMENT RECOVERABILITY

     The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. As of December 31, 1997, the Company recorded a write-off of approximately $5.4 million, which represented the net balance of certain investments in and advances to ventures located in Asia (primarily Beijing Tianmu and V-Tech) and Central Europe (Eurohivo) which were stated in excess of their net realizable value. The entire net balance of these investments in and advances to ventures was written-off based on the fact that these ventures project overall negative cash flows for the foreseeable future. The ventures projected future operations deteriorated during 1997 as a result of problems dealing with one of its partners, the inability of the

                         GLOBAL TELESYSTEMS GROUP, INC.

ventures to develop markets for its services, and technical problems. The components of the charge, which was classified as equity in losses of ventures, were as follows:

Equity in net assets acquired...............................  $ 17,093
Excess of investment cost over equity in net assets
  acquired..................................................       593
Accumulated (losses) earnings recognized....................   (23,253)
Dividends...................................................        --
Cash advances and other.....................................    10,921
                                                              --------
Net write-off as of December 31, 1997.......................  $  5,354
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

                         GLOBAL TELESYSTEMS GROUP, INC.

CHANGES IN THE INVESTMENTS IN AND ADVANCES TO VENTURES

     The changes in the investments in and advances to ventures are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Balance, at beginning of period.............................  $ 56,153    $104,459
Equity in net assets acquired...............................    22,441      80,054
Excess of investment cost over equity in net assets
  acquired..................................................     5,288      10,187
Dividends...................................................      (973)     (2,875)
Cash advances (repayments) and other........................    31,700     (24,171)
Effect of consolidating equity method company...............        --     (76,325)
                                                              --------    --------
                                                                58,456     (13,130)
Equity ownership in losses..................................    (3,122)     (5,552)
Excess losses recognized over amount attributable to
  ownership
  interest..................................................    (4,451)    (10,610)
Amortization of excess of investment cost over equity in net
  assets acquired...........................................    (2,577)     (3,313)
Loss in value that is other than temporary..................        --      (5,354)
Effect of consolidating equity method company...............        --      10,230
                                                              --------    --------
                                                               (10,150)    (14,599)
                                                              --------    --------
Balance, at end of period...................................  $104,459    $ 76,730
                                                              ========    ========

     As of December 31, 1997, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

                 EQUITY OWNED SUBSIDIARIES                    OWNERSHIP %
                 -------------------------                    -----------
EDN Sovintel................................................     50%
Sovam Teleport..............................................     67%
GTS Ukrainian TeleSystems, L.L.C. (holds a 49% interest in
  Bancomsvyaz)..............................................     60%
GTS-Vox Limited (holds a 95% interest in TeleCommunications
  of Moscow)................................................   52.64%
TeleRoss Ventures -- 13 joint ventures in various regions in
  the CIS...................................................     50%
Vostok Ventures -- 12 joint ventures in various regions in
  the CIS...................................................   50-70%
PrimTelefone................................................     50%
GTS Monaco Access S.A.M.....................................     50%

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

                         GLOBAL TELESYSTEMS GROUP, INC.

     Subsequent to year end, the Company purchased the remaining interest in Sovam Teleport, one of its equity method investments in the CIS.

     The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 1996 and 1997.

YEAR ENDED DECEMBER 31, 1996

                                                   MAJORITY OWNED    50% OR LESS      TOTAL EQUITY
             EQUITY METHOD ENTITIES                   VENTURES      OWNED VENTURES   METHOD VENTURES
             ----------------------                --------------   --------------   ---------------
                                                                    (IN THOUSANDS)
Revenue..........................................     $36,202          $107,270         $143,472
Gross margin.....................................      17,109            45,937           63,046
Net income (loss)................................       3,240            (8,460)          (5,220)
Equity in net losses.............................      (1,091)           (6,482)          (7,573)
Current assets...................................      27,293            50,689           77,982
Total assets.....................................      48,174           146,483          194,657
Current liabilities..............................      19,416            68,474           87,890
Total liabilities................................      24,987           102,332          127,319
Net assets.......................................      23,187            44,151           67,338
Ownership interest in equity in net assets.......      14,912            19,513           34,425

YEAR ENDED DECEMBER 31, 1997

                                                   MAJORITY OWNED    50% OR LESS      TOTAL EQUITY
             EQUITY METHOD ENTITIES                   VENTURES      OWNED VENTURES   METHOD VENTURES
             ----------------------                --------------   --------------   ---------------
                                                                    (IN THOUSANDS)
Revenue..........................................     $47,986          $178,174         $226,160
Gross margin.....................................      29,292            69,136           98,428
Net (loss) income................................     (10,370)           14,700            4,330
Equity in net (losses) earnings..................     (11,538)            5,131           (6,407)
Current assets...................................      20,841            59,959           80,800
Total assets.....................................      35,090           176,117          211,207
Current liabilities..............................      18,719            68,503           87,222
Total liabilities................................      27,653           102,758          130,411
Net assets.......................................       7,438            73,359           80,797
Ownership interest in equity in net assets.......       9,541            45,638           55,179

                         GLOBAL TELESYSTEMS GROUP, INC.

NOTE 4: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
Accounts Receivable Consists Of:
  Trade accounts receivable.................................  $ 6,769    $ 15,725
  Value added taxes receivable..............................    1,971       3,350
  Other receivables.........................................      962       2,089
                                                              -------    --------
                                                                9,702      21,164
    Less: allowance for doubtful accounts...................      782       4,085
                                                              -------    --------
        Total accounts receivable, net......................  $ 8,920    $ 17,079
                                                              =======    ========
Property And Equipment Consists Of:
  Telecommunications equipment..............................  $28,302    $231,996
  Furniture, fixtures and equipment.........................    5,877       9,760
  Other property............................................      837       3,470
  Construction in process...................................    7,009       7,799
                                                              -------    --------
                                                               42,025     253,025
    Less: accumulated depreciation..........................    6,562      16,128
                                                              -------    --------
        Total property and equipment, net...................  $35,463    $236,897
                                                              =======    ========
Accounts Payable And Accrued Expenses Consists Of:
  Accounts payable..........................................  $ 6,761    $ 25,005
  Interest payable..........................................      213      17,483
  Accrued compensation......................................    3,151       6,165
  Other accrued expenses....................................    5,086      13,331
                                                              -------    --------
        Total accounts payable and accrued expenses.........  $15,211    $ 61,984
                                                              =======    ========

NOTE 5: DEBT OBLIGATIONS

     Company debt consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
Senior notes of HER, due August 15, 2007 at 11.5% interest
  payable semiannually......................................  $    --    $265,000
Senior subordinated convertible bonds, due June 30, 2000 at
  an effective interest rate of 15%, and a stated rate of
  8.75%-9.75% payable semiannually..........................       --     144,787
Related party debt obligations, with principal payments
  beginning April 1, 1998 and maturing on March 31, 2001 at
  10% interest, net of unamortized discount for warrants to
  purchase 7,778 common shares..............................   59,079      72,233
Other financing agreements..................................   26,468      18,204
                                                              -------    --------
                                                               85,547     500,224
  Less: debt maturing within one year.......................   21,208      12,098
                                                              -------    --------
          Total long-term debt..............................  $64,339    $488,126
                                                              =======    ========

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

     Aggregate maturities of long-term debt, as of December 31, 1997, are as follows: 1998 -- $12.1 million, 1999 -- $1.1 million, 2000 -- $149.4 million,
2001 -- $0.2 million and $349.5 million thereafter.

     The Company paid interest of $0.7 million, $0.2 million and $2.0 million in 1995, 1996 and 1997, respectively. The Company incurred interest expense of $39.1 million in 1997 and would have recorded $33.1 million in additional interest expense in 1997 had the Senior Notes and Bonds been outstanding on January 1, 1997.

                         GLOBAL TELESYSTEMS GROUP, INC.

NOTE 6: SHAREHOLDERS' EQUITY

COMMON STOCK

     The following table summarizes the Company's equity private placements for the periods ending:

                                                     SHARES ISSUED   SHARE PRICE   NET PROCEEDS
                                                     -------------   -----------   ------------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
December 31, 1995..................................    5,090,876       $ 9.00        $42,138
December 31, 1996..................................    8,348,532        13.33        107,744
December 31, 1997..................................    2,502,686        15.67         36,432

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

     Additional information with respect to stock option activity is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------
                                      1995                   1996                   1997
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  2,431,800    $3.65     3,422,399    $ 5.56    4,869,360    $ 7.31
Options granted.............  1,210,800     9.04     1,612,962     11.10    2,215,296     14.53
Options exercised...........    (28,001)    4.46       (56,498)     6.70      (89,312)     6.34
Options canceled or
  expired...................   (192,200)    3.57      (109,503)     8.73     (433,173)     7.38
                              ---------              ---------              ---------
Outstanding at end of
  year......................  3,422,399     5.56     4,869,360      7.31    6,562,171      9.75
                              =========              =========              =========
Options exercisable at year
  end.......................    995,617    $3.59     1,992,236    $ 4.65    2,962,110    $ 6.06

     The following table summarizes information about stock options outstanding:

                                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       -----------------------------------------   ----------------------
                                                         WEIGHTED
                                                         AVERAGE        WEIGHTED                 WEIGHTED
                                                        REMAINING       AVERAGE                  AVERAGE
       RANGE OF EXERCISE PRICE           NUMBER      CONTRACTUAL LIFE   EXERCISE     NUMBER      EXERCISE
        AT DECEMBER 31, 1997:          OUTSTANDING      (IN YEARS)       PRICE     EXERCISABLE    PRICE
       -----------------------         -----------   ----------------   --------   -----------   --------
$1.42 to $2.75.......................   1,446,000           6            $ 2.69     1,371,000     $ 2.68
$4.67 to $9.00.......................   1,270,650           7              7.88       986,679       7.66
$10.00 to $15.67.....................   3,845,521           8             13.03       604,431      11.13
                                        ---------                                   ---------
                                        6,562,171           7            $ 9.75     2,962,110     $ 6.06
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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

NOTE 10: INCOME TAXES

     The components of loss before income taxes and minority interest were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1995        1996        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Pretax loss:
  Domestic.........................................  $(22,398)   $(41,554)   $(64,920)
  Foreign..........................................   (15,437)    (25,077)    (53,261)
                                                     --------    --------    --------
                                                     $(37,835)   $(66,631)   $(118,181)
                                                     ========    ========    ========

     For the years ended December 31, 1995, 1996 and 1997, the Company recorded $2.6 million, $1.4 million and $2.5 million, respectively, in income tax expense that related exclusively to its current provision for foreign taxes.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The reconciliation of the U.S. statutory federal tax rate of 34.0% to the Company's effective tax rate is as follows:

                                                 YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------
                                      1995                 1996                 1997
                               ------------------   ------------------   ------------------
                                AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                               --------   -------   --------   -------   --------   -------
                                                      (IN THOUSANDS)
Taxes at U.S. statutory
  rates......................  $(12,865)    34.0%   $(22,655)    34.0%   $(40,181)    34.0%
Foreign operating losses
  generating no tax
  benefit....................     6,550    (17.3)      8,526    (12.8)     18,108    (15.3)
Domestic operating losses
  generating no tax
  benefit....................     6,315    (16.7)     14,129    (21.2)     22,073    (18.7)
Other -- net.................     2,565     (6.8)      1,360     (2.1)      2,482     (2.1)
                               --------    -----    --------    -----    --------    -----
                               $  2,565     (6.8)%  $  1,360     (2.1)%  $  2,482     (2.1)%
                               ========    =====    ========    =====    ========    =====

     Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carryforwards..........................  $ 20,720    $ 38,029
  Other deferred tax assets.................................     1,326       3,912
                                                              --------    --------
Total deferred tax asset....................................    22,046      41,941
Deferred Tax Liability......................................     1,161       2,292
                                                              --------    --------
Net deferred tax asset......................................    20,885      39,649
  Less: valuation allowance.................................   (20,885)    (39,649)
                                                              --------    --------
          Total.............................................  $     --    $     --
                                                              ========    ========

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

                         GLOBAL TELESYSTEMS GROUP, INC.

NOTE 11: COMMITMENTS AND CONTINGENCIES

LEASES

     The Company has various lease agreements for office space, equipment and fiber. The obligations extend through 2018. Most of the leases contain renewal options of one to twelve years. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                              1996       1997
                                                              -----    --------
                                                               (IN THOUSANDS)
Telecommunications equipment................................  $  --    $150,787
Less: accumulated amortization..............................     --         482
                                                              -----    --------
                                                              $  --    $150,305
                                                              =====    ========

     Rental expense aggregated $2.0 million, $2.2 million, and $3.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     Future minimum payments, by year and in the aggregate, under the capital leases and other non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 1997 were as follows:

                                                          CAPITAL LEASES    OPERATING LEASES
                                                          --------------    ----------------
                                                                    (IN THOUSANDS)
December 31, 1998.......................................     $ 26,679           $ 3,311
                1999....................................       14,217             2,982
                2000....................................       15,300             1,604
                2001....................................       16,465             1,143
                2002....................................       16,630               933
Thereafter..............................................      152,016             1,155
                                                             --------           -------
Total minimum lease payments............................      241,307           $11,128
                                                                                =======
Less amount representing interest.......................      102,172
                                                             --------
Present value of net minimum lease payments.............      139,135
Less current portion of capital lease obligations.......       21,490
                                                             --------
Long-term portion of capital lease obligations..........     $117,645
                                                             ========

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the Company:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              ------    --------
                                                                (IN THOUSANDS)
Purchase of additional interest in Western Europe region
  subsidiary with conversion of debt to equity..............  $   --    $  9,139
Line of credit issued as payment on note payable and
  reclassification of restricted cash.......................      --       7,887
Conversion of a note payable to stock as additional
  consideration in relation to purchase of interest in a CIS
  region subsidiary.........................................   4,497       4,250
Note payable issued for additional capital infusion in CIS
  region subsidiary.........................................   4,500       4,125
Capitalization of leases....................................      --     139,136

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

                         GLOBAL TELESYSTEMS GROUP, INC.

consolidated financial information by geographic area for 1995, 1996 and 1997. Transfers between geographic areas were not considered material for disclosure purposes.

                                                                                                 CORPORATE
                                                    WESTERN               CENTRAL                 OFFICE &
                                                     EUROPE      CIS       EUROPE      ASIA     ELIMINATIONS     TOTAL
                                                    --------   --------   --------   --------   ------------   ---------
                                                                               (IN THOUSANDS)
Year Ended December 31, 1995
  Total revenue...................................  $    179   $  3,838   $  4,361   $    140     $   (106)    $   8,412
  Gross margin....................................      (318)      (949)     1,380          9         (106)           16
  Operating loss..................................    (5,469)   (16,681)    (6,312)    (4,831)     (15,578)      (48,871)
  Net loss........................................    (5,452)   (19,415)    (7,091)    (4,771)      (3,671)      (40,400)
  Identifiable assets.............................     5,898     73,816     15,639      9,167       11,101       115,621
  Liabilities.....................................    11,766     78,440     26,834     13,936      (75,950)       55,026
  Net (liabilities)/assets........................    (5,868)    (4,624)   (11,195)    (4,769)      87,051        60,595

                                                                                                 CORPORATE
                                                    WESTERN               CENTRAL                 OFFICE &
                                                     EUROPE      CIS       EUROPE      ASIA     ELIMINATIONS     TOTAL
                                                    --------   --------   --------   --------   ------------   ---------
                                                                               (IN THOUSANDS)
Year Ended December 31, 1996
  Total revenue...................................  $     --   $ 12,696   $  9,355   $  1,561     $    505     $  24,117
  Gross margin....................................        --        811      3,292        652          421         5,176
  Operating loss..................................   (10,679)   (14,608)    (4,651)    (5,057)     (22,934)      (57,929)
  Net loss........................................   (10,700)   (15,572)    (5,295)    (4,951)     (31,473)      (67,991)
  Identifiable assets.............................    19,607     96,773     17,339     14,973       88,686       237,378
  Liabilities.....................................    35,728    116,961     33,826     24,753      (93,806)      117,462
  Net (liabilities)/assets........................   (16,121)   (20,188)   (16,487)    (9,780)     182,492       119,916

                                                                                                 CORPORATE
                                                    WESTERN               CENTRAL                 OFFICE &
                                                     EUROPE      CIS       EUROPE      ASIA     ELIMINATIONS     TOTAL
                                                    --------   --------   --------   --------   ------------   ---------
                                                                               (IN THOUSANDS)
Year Ended December 31, 1997
  Total revenue...................................  $  5,373   $ 27,045   $ 13,513   $  1,016     $    151     $  47,098
  Gross margin....................................    (4,599)     3,940      4,985        (99)         152         4,379
  Operating loss..................................   (25,926)    (7,088)    (5,076)   (28,066)     (22,474)      (88,630)
  Net loss........................................   (29,064)    (9,505)    (6,882)   (28,043)     (43,492)     (116,986)
  Identifiable assets.............................   505,593     99,926     23,840     (6,544)     157,646       780,461
  Liabilities.....................................   451,171     62,862     40,465     19,161      148,580       722,239
  Net (liabilities)/assets........................    54,422     37,064    (16,625)   (25,705)       9,066        58,222

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

                                                                                        AS ADJUSTED
                                                                                          FOR THE
            CONDENSED BALANCE SHEET (UNAUDITED)               REPORTED    ADJUSTMENTS    OFFERINGS
            -----------------------------------               ---------   -----------   -----------
                                                                         (IN THOUSANDS)
Cash and cash equivalents...................................  $ 318,766    $ 232,875    $  551,641
Other assets................................................    461,695       23,064       484,759
                                                              ---------    ---------    ----------
        Total Assets........................................  $ 780,461    $ 255,939    $1,036,400
                                                              =========    =========    ==========
Long-term debt, less current portion........................  $ 408,330    $ 105,000    $  513,330
Related party debt..........................................     85,504      (72,140)       13,364
Other liabilities...........................................    228,405       (4,171)      224,234
                                                              ---------    ---------    ----------
        Total Liabilities...................................    722,239       28,689       750,928
Minority interest...........................................     18,766           --        18,766
Common stock subject to repurchase..........................     12,489      (12,489)           --
Common stock and additional paid-in capital.................    278,120      252,952       531,072
Cumulative translation adjustment...........................     (8,269)          --        (8,269)
Accumulated deficit.........................................   (242,884)     (13,213)     (256,097)
                                                              ---------    ---------    ----------
        Total Shareholders' Equity..........................     26,967      239,739       266,706
                                                              ---------    ---------    ----------
        Total Liabilities and Shareholders' Equity..........  $ 780,461    $ 255,939    $1,036,400
                                                              =========    =========    ==========

                                                                                        AS ADJUSTED
                                                                                          FOR THE       LOSS
       CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)          REPORTED    ADJUSTMENTS    OFFERINGS    PER SHARE
       ---------------------------------------------          ---------   -----------   -----------   ---------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Loss before extraordinary item..............................  $(116,986)   $     --      $(116,986)    $(2.41)
Extraordinary item..........................................         --     (13,213)       (13,213)     (0.27)
                                                              ---------    --------      ---------     ------
        Net loss............................................  $(116,986)   $(13,213)     $(130,199)    $(2.68)
                                                              =========    ========      =========     ======
Weighted average common shares outstanding..................     35,833      12,765         48,598

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

NOTE 17: RECENT DEVELOPMENTS

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

                                            Ernst & Young (CIS) Ltd.

Moscow, Russia
February 16, 1998
except for Note 12,
as to which the date is
November 12, 1998

                                  EDN SOVINTEL

                                 BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                               (IN THOUSANDS OF
                                                                 US DOLLARS)
Current assets:
  Cash and cash equivalents.................................  $ 5,620    $ 3,606
  Cash deposit with related party...........................      485        476
  Accounts receivable, net of allowances....................   16,223     15,329
  Due from affiliates.......................................    1,586      1,879
  Inventories...............................................    1,697      1,749
  Prepaid expenses and other assets.........................    1,630      1,171
  VAT receivable, net.......................................    3,688      1,157
  Deferred income taxes.....................................      186
                                                              -------    -------
          Total current assets..............................   31,115     25,367
Property and equipment, net.................................   38,709     27,709
Deferred expenses...........................................      945      1,080
                                                              -------    -------
          Total assets......................................  $70,769    $54,156
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note due shareholder......................................  $    39    $ 5,700
  Trade payables............................................    5,725      8,382
  Accrued liabilities and other payables....................    3,194      1,661
  Taxes accrued or payable..................................    1,088        555
  Amounts due to shareholder and affiliates.................   10,104      5,703
  Amount due to partner in commercial venture...............    1,350      1,350
                                                              -------    -------
          Total current liabilities.........................   21,500     23,351
Commitments and contingencies
Shareholders' equity:
  Capital contributions.....................................    2,000      2,000
  Retained earnings.........................................   47,269     28,805
                                                              -------    -------
          Total shareholders' equity........................   49,269     30,805
                                                              -------    -------
          Total liabilities and shareholders' equity........  $70,769    $54,156
                                                              =======    =======

                            See accompanying notes.

                                  EDN SOVINTEL

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                               (IN THOUSANDS OF US DOLLARS)
Revenues, net:
  Service revenues..........................................  $105,288    $63,488    $29,920
  Installation revenues.....................................     5,241      9,312     12,981
  Product sales.............................................     3,433      2,240      1,391
                                                              --------    -------    -------
                                                               113,962     75,040     44,292
Cost of revenues:
  Service costs.............................................    67,174     37,884     18,545
  Cost of installation......................................     2,621      4,656      6,491
  Cost of products..........................................     2,834      1,370      1,211
                                                              --------    -------    -------
                                                                72,629     43,910     26,247
                                                              --------    -------    -------
Gross profit................................................    41,333     31,130     18,045
Selling, general and administrative expenses................    17,020     10,291      7,145
Interest expense............................................       503        638        703
Interest income.............................................      (392)       (87)       (59)
Other (income) loss.........................................       (57)       120        (98)
Foreign exchange loss on net monetary items.................       131        252        112
                                                              --------    -------    -------
Income before taxes.........................................    24,128     19,916     10,242
Income taxes................................................     5,664      5,154      2,594
                                                              --------    -------    -------
Net income..................................................    18,464     14,762      7,648
Retained earnings, beginning of year........................    28,805     14,043      6,395
                                                              --------    -------    -------
Retained earnings, end of year..............................  $ 47,269    $28,805    $14,043
                                                              ========    =======    =======

                            See accompanying notes.

                                  EDN SOVINTEL

                            STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
                                                               (IN THOUSANDS OF US DOLLARS)
OPERATING ACTIVITIES
  Net income................................................  $ 18,464    $ 14,762    $ 7,648
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     5,312       3,638      2,448
     Provision for deferred income taxes....................      (186)
     Provision for doubtful accounts........................       345         678        132
     Write-off of accounts receivable.......................      (602)       (147)      (492)
     Write-down of network equipment and inventories........                   100        196
     Foreign exchange loss..................................       131         252        112
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (637)     (8,460)    (2,759)
     Due from affiliates....................................       293        (683)    (1,011)
     Inventories............................................        52        (911)      (309)
     Prepaid expenses and other assets......................      (538)     (1,108)       599
     VAT receivable, net....................................    (2,609)         54       (906)
     Trade payables.........................................    (2,491)       (193)     2,983
     Accrued liabilities and other payables.................     1,533         310      1,233
     Taxes accrued or payable...............................       570         326        229
     Amounts due to shareholder and affiliates..............     4,401       3,039      2,165
                                                              --------    --------    -------
          Net cash provided by operating activities.........    24,038      11,657     12,268
INVESTING ACTIVITIES -- purchases of and advances for
  property and equipment....................................   (16,177)     (9,863)    (9,259)
FINANCING ACTIVITIES
  Borrowings from shareholder...............................    10,760      11,300     11,888
  Repayments to shareholder.................................   (16,421)    (11,100)    (9,271)
  Repayments of long-term debt..............................                  (694)    (3,979)
  Cash deposited with related party.........................       (41)       (476)
                                                              --------    --------    -------
Net cash used in financing activities.......................    (5,702)       (970)    (1,362)
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (145)       (312)
                                                              --------    --------    -------
Net increase in cash and cash equivalents...................     2,014         512      1,647
Cash and cash equivalents at beginning of year..............     3,606       3,094      1,447
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $  5,620    $  3,606    $ 3,094
                                                              ========    ========    =======

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

                                  EDN SOVINTEL

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

     On January 1, 1998, the CBR introduced a new rouble to replace existing roubles. The new rouble has been redenominated so that one new rouble is equivalent to one thousand old roubles. The old rouble will continue in circulation until December 31, 1998 and will be accepted as legal tender until December 31, 2002.

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

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at their historical cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

Network equipment...........................................   10 years
Other property and equipment................................  3-5 years

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

                                  EDN SOVINTEL

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

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

                                  EDN SOVINTEL

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                1997       1996
                                                              --------    -------
Network equipment...........................................  $ 43,876    $31,251
Other property and equipment................................     4,527      3,108
                                                              --------    -------
                                                                48,403     34,359
Accumulated depreciation....................................   (14,557)    (9,380)
Construction-in-progress....................................     4,409      1,796
Network equipment and advances for network equipment not yet
  in service................................................       454        934
                                                              --------    -------
Net book value..............................................  $ 38,709    $27,709
                                                              ========    =======

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

     Significant components of the provision for income taxes for the years ended December 31 are as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
Current tax expense......................................  $5,850    $5,154    $2,594
Deferred tax benefit.....................................    (186)
                                                           ------    ------    ------
Provision for income taxes...............................  $5,664    $5,154    $2,594
                                                           ======    ======    ======

                                  EDN SOVINTEL

     The following is a reconciliation of the tax basis and book basis of the taxable income reported in the Russian statutory financial statements to the income before taxes reported in the accompanying financial statements presented in accordance with US GAAP for the years ended December 31:

                                                         1997       1996       1995
                                                        -------    -------    -------
Taxable income reported for Russian tax purposes......  $16,184    $14,726    $ 7,411
  Investment incentive deductions.....................   12,337      9,030      7,220
  Tax loss carry-forwards utilized....................       97        113
  Net permanent difference related to revenues and       (2,455)
     expenses incurred in the ordinary course of
     business which are not assessable or deductible
     for Russian tax purposes.........................              (1,174)    (2,595)
                                                        -------    -------    -------
Russian income before taxes...........................   26,163     22,695     12,036
Adjustments to present financial statements in
  accordance with US GAAP:
  Reversal of excess depreciation due to statutory       (2,101)
     revaluations.....................................              (1,497)      (293)
  Depreciation rate differences.......................     (279)      (424)      (236)
  Allowances for uncollectible accounts...............       35        369       (132)
  Inventory write-downs...............................                (100)      (249)
  Accrual of deductible expenses......................   (3,234)    (2,437)    (1,339)
  Accrual of revenue..................................    2,704      1,093         19
  Foreign exchange differences........................      236        280      1,425
  Other...............................................      604        (63)      (989)
                                                        -------    -------    -------
Income before taxes under US GAAP.....................  $24,128    $19,916    $10,242
                                                        =======    =======    =======

     A reconciliation between the statutory rate and the effective income tax rate is as follows for the years ended December 31:

                                                         1997       1996       1995
                                                        -------    -------    -------
Income tax expense computed on financial income before
  taxes at statutory tax rate of 35%..................  $ 8,445    $ 6,970    $ 3,585
Tax effect of permanent differences:
  Investment incentive deductions.....................   (4,318)    (3,161)    (2,594)
  Tax loss carryforwards utilized.....................      (34)       (40)
  Other permanent differences.........................      859        411        805
  Adjustments made to compute income before taxes for
     US GAAP financial reporting......................    1,142        813        555
Increase (decrease) in the valuation allowance for
  deferred tax assets.................................     (430)       161        243
                                                        -------    -------    -------
Income tax expense reported in the financial
  statements..........................................  $ 5,664    $ 5,154    $ 2,594
                                                        =======    =======    =======

                                  EDN SOVINTEL

     The deferred tax balances are calculated by applying the statutory tax rates in effect at the respective balance sheet dates to the temporary differences between the tax basis of assets and liabilities and the amount reported in the accompanying financial statements, and consist of the following at December 31:

                                                            1997      1996      1995
                                                           ------    -------    -----
Deferred tax assets (liabilities):
  Depreciation...........................................  $  398    $   300    $ 151
  Inventory write-downs and allowances...................     235        235      147
  Accrual of expenses....................................   1,132        898      469
  Accrual of revenue.....................................    (946)      (383)      (7)
  Allowance for uncollectible accounts...................     (13)                129
                                                           ------    -------    -----
Deferred tax assets......................................     806      1,050      889
Valuation allowance for deferred tax assets..............    (620)    (1,050)    (889)
                                                           ------    -------    -----
          Net deferred tax assets........................  $  186    $    --    $  --
                                                           ======    =======    =====

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

     The Company paid interest of $697,000, $542,000 and $576,000 in 1997, 1996 and 1995, respectively.

7. SHAREHOLDERS' EQUITY

     The Company's capital structure as specified in the charter capital document is as follows as of December 31:

                                                                 1997          1996
                                                              ----------    ----------
Registered capital in Russian roubles:
  Rostelecom................................................     600,000       600,000
  Sovinet...................................................     600,000       600,000
                                                              ----------    ----------
                                                               1,200,000     1,200,000
                                                              ==========    ==========
Historical value of the Company's capital in US dollars.....  $    2,000    $    2,000
                                                              ==========    ==========

     As a Russian limited liability company, the Company has no capital stock; rather, it has only contributed and locally registered capital in accordance with its charter. As such, no earnings per share data are presented in these financial statements.

                                  EDN SOVINTEL

     Retained earnings available for distribution at December 31, 1997 amounted to 256 billion roubles or approximately $42,953,000 at applicable year-end exchange rates.

8. RELATED PARTY TRANSACTIONS

     Transactions and balances with Rostelecom (one of the Company's shareholders) and its affiliates were as follows, as of and for the years ended December 31:

                                                           1997       1996      1995
                                                          -------    ------    ------
Sales...................................................  $ 2,310    $1,525    $   62
Telecommunication lease and traffic costs...............   11,183     4,586     1,506
Amounts due to shareholder and affiliates...............    4,184       656       460
Cash deposit with related party.........................      485       476

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

     Transactions and balances with Sovinet (one of the Company's shareholders), GTS and affiliates were as follows, as of and for the years ended December 31:

                                                            1997      1996      1995
                                                           ------    ------    ------
Sales....................................................  $4,974    $3,115    $1,041
Management service fees and reimbursements of expenses of
  expatriate staff.......................................   1,318       927     2,062
Balances due under credit facility.......................      39     5,700     5,500
Interest expense.........................................     503       626       461
Amounts due from affiliates..............................   1,586     1,879     1,196
Amounts due to shareholder and affiliates................   5,919     5,047     2,204

     Transactions and balances with MTU Inform, an entity with which the Company entered into a commercial agreement to co-develop and operate a "258" phone exchange were as follows, as of and for the years ended December 31:

                                                         1997       1996       1995
                                                        -------    -------    -------
Telecommunication settlement and rent expense.......    $19,003    $15,889    $10,491
Balances in trade payables..........................                 1,237      2,184
Balances in accounts receivable.....................        487
Amount due to partner in commercial venture.........      1,350      1,350      1,350
Balances in prepaid expenses and other assets.......        800

     The Company also has an interest in the cost of the related network equipment owned by MTU Inform, which is reflected in the balance sheet, net of related amortization, as deferred expenses. In 1997 the Company prepaid $800 of 1998 rent to MTU-Inform for additional office space to be occupied during 1998.

9. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash deposits and trade accounts receivables. The Company deposits its available cash with several Russian financial institutions. The Company's sales and accounts receivable are made to and due

                                  EDN SOVINTEL
from a variety of international and Russian business customers. As of December 31, 1997, two customers accounted for 16% and 11% of revenues and 11% and 7% of accounts receivable, respectively. As of December 31, 1996, these same two customers accounted for 17% and 16% of revenues and 25% and 10% of accounts receivable, respectively. As of December 31, 1995, these two customers accounted for 1% and 14% of revenues and 10% and 11% of accounts receivable, respectively. The Company has no other significant concentrations of credit risk.

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

12. SUBSEQUENT EVENTS

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

                                  EDN SOVINTEL

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report:

1  Financial Statements

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

     - Independent Auditors' Report

     - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1995, 1996 and 1997

     - Consolidated Balance Sheets as of December 31, 1996 and 1997

     - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1995, 1996 and 1997

     - Consolidated Statements of Changes in Stockholders' Equity for each of the Three Years Ended December 31, 1995, 1996 and 1997

     - Notes to Consolidated Financial Statements

     The following financial statements of EDN Sovintel are included in Part II,
Item 8 of this report:

     - Independent Auditors' Report

     - Statements of Income and Retained Earnings for each of the Three Years Ended December 31, 1997, 1996 and 1995

     - Balance Sheets as of December 31, 1997 and 1996

     - Statements of Cash Flows for each of the Three Years Ended December 31, 1997, 1996 and 1995

     - Notes to Financial Statements

2  Consolidated Financial Statement Schedules

     The Company has furnished Schedule II -- Valuation and Qualifying Accounts on Page

     All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     b) Reports on Form 8-K

         DATE OF REPORT                    SUBJECT OF REPORT
         --------------                    -----------------
None

     c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        3.1**            -- Certificate of Incorporation of SFMT, Inc.
        3.2**            -- Certificate of Correction to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on October 8, 1993
        3.3**            -- Certificate of Ownership and Merger Merging San
                            Francisco/Moscow Teleport, Inc. into SFMT, Inc., filed
                            with the Delaware Secretary of State on November 3, 1993

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        3.4**            -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on January 12, 1995
        3.5**            -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on February 22, 1995
        3.6**            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on October 16, 1996
        3.7**            -- By-laws of SFMT, Inc.
        3.8**            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on December 1, 1997
        3.9**            -- Form of Amended and Restated By-laws of Global
                            TeleSystems Group, Inc. supersedes By-laws of SFMT, Inc.
                            filed as Exhibit 3.7)
        3.10+            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on January 29, 1998.
        3.11+            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on February 9, 1998.
        3.12+            -- Certificate of Designation, of the Series A Preferred
                            Stock of the Company.
        4.1**            -- Form of Specimen Stock Certificate for Common Stock of
                            the Registrant
        4.2**            -- Indenture dated as of July 14, 1997 between the Company and The Bank of New York (including the form of Senior
                            Subordinated Convertible Bond due 2000 as an exhibit
                            thereto)
        4.3**            -- Registration Rights Agreement, dated as of July 14, 1997, between Global TeleSystems Group, Inc. and UBS Securities
                            LLC.
        4.4**            -- Indenture dated as of August 19, 1997 between Hermes
                            Europe Railtel B.V. and The Bank of New York (including
                            the form of 11 1/2% Senior Note due 2007 as an exhibit
                            thereto)
        4.5**            -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                            & Jenrette Securities Corporation, UBS Securities LLC,
                            and Lehman Brothers, Inc
        4.6**            -- Form of Rights Agreement between Global TeleSystems
                            Group, Inc. and The Bank of New York as Rights Agent.
        4.7+             -- Indenture dated as of February 10, 1998 between Global
                            TeleSystems Group, Inc. and The Bank of New York
                            (including the form of 9 7/8% Senior Notes due 2005 as an
                            exhibit thereto).
       10.1**            -- Senior Note Purchase Agreement, dated as of January 19,
                            1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
       10.1(a)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
       10.1(b)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.1(c)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 23, 1996
       10.1(d)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated September 16, 1996
       10.1(e)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 11, 1997
       10.1(f)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 29, 1997
       10.1(g)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
       10.2**            -- Registration Rights Letter Agreement, dated as of January
                            19, 1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
       10.3**            -- Warrant Agreement, dated as of January 19, 1996, among
                            Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
       10.4**            -- Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
       10.5              -- Intentionally Omitted
       10.6**            -- Registration Rights Letter Agreement, dated June 6, 1996, among the Company, The Open Society Institute, Winston
                            Partners II LDC and Winston Partners II LLC
       10.7**            -- Warrant Agreement, dated as of June 6, 1996, between
                            Global TeleSystems Group, Inc., The Open Society
                            Institute, Winston Partners II LDC and Winston Partners
                            II LLC
       10.8**            -- Senior Note Purchase Agreement, dated as of February 2,
                            1996, between Global TeleSystems Group, Inc. and Emerging
                            Markets Growth Fund, Inc.
       10.8(a)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996 (see Exhibit No. 10.1(b))
       10.8(b)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996
       10.8(c)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 25,
                            1996
       10.8(d)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            10, 1996
       10.8(e)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            16, 1996

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.8(f)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated December
                            30, 1996
       10.8(g)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated May 13,
                            1997
       10.8(h)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 20,
                            1997
       10.8(i)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 11,
                            1997
       10.8(j)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 21,
                            1997
       10.8(k)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated August 14,
                            1997
       10.8(l)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            29, 1997
       10.9**            -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Emerging Markets Growth Fund, Inc.
       10.10**           -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Emerging Markets
                            Growth Fund, Inc.
       10.11             -- Intentionally Omitted
       10.12**           -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Capital International Emerging Markets Funds
       10.13**           -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Capital International
                            Emerging Markets Funds
       10.14+            -- Restated and Amended Global TeleSystems Group, Inc.
                            Non-Employee Directors' Stock Option Plan
       10.15**           -- GTS-Hermes, Inc. 1994 Stock Option Plan
       10.16**           -- Restricted Stock Grant letter, dated as of January 1,
                            1995
       10.17**           -- Employment Agreement dated as of January 1995 between
                            SFMT, Inc. and Jan Loeber
       10.18**           -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Louis Toth
       10.19**           -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Gerald W. Thames
       10.20**           -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Raymond J. Marks
       10.21**           -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Henry Radzikowski
       10.22**           -- SFMT, Inc. Equity Compensation Plan
       10.23**           -- Form of Non-Statutory Stock Option Agreement

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.24+            -- Third Amended and Restated 1992 Stock Option Plan of
                            Global TeleSystems Group Inc. dated September 25, 1997
       10.25**           -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                            Option Grant
       10.26**           -- Agreement on the Creation and Functions of the Joint
                            Venture of EDN Sovintel, dated June 18, 1990
       10.27**           -- Stock Purchase Agreement among Global TeleSystems Group,
                            Inc, Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                            Limited, and MTU-Inform, dated September 6, 1995
       10.28**           -- Certificate of Registration of Revised and Amended
                            Foundation Document in the State Registration of
                            Commercial Organizations, dated May 30, 1996
       10.29**           -- Agreement on the Creation and Functions of the Joint
                            Venture Sovam Teleport, dated May 26, 1992
       10.30**           -- Amended and Restated Joint Venture Agreement between GTS
                            Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and
                            Erik Jennes, dated July 6, 1995
       10.31**           -- Amended and Restated Shareholders' Agreement between HIT
                            Rail B.V., GTS-Hermes, Inc., Nationale Maatschappu Der
                            Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                            Hermes Europe Railtel B.V., dated July, 1997
       10.31(a)**        -- Shareholders' Agreement among the Hermes Europe Railtel
                            B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB
                            Swed Carrier (incorporated by reference to Exhibit 10.1
                            to the Hermes Europe Railtel B.V.'s Registration
                            Statement on Form S-4 (File No. 333-37719) filed on
                            December 11, 1997) (supersedes the Amended and Restated
                            Shareholders' Agreement filed as Exhibit 10.31 to this
                            Registration Statement)
       10.32**           -- Company Agreement between The Societe National de
                            Financement, GTS S.A.M. and The Principality of Monaco,
                            dated September 27, 1995
       10.33**           -- Joint Venture Agreement between SFMT-Hungaro Inc. and
                            Montana Holding Vagyonkezelo Kft., dated December 23,
                            1993
       10.34**           -- Joint Venture and Shareholders' Agreement among Gerard
                            Aircraft Sales and Leasing Company, SFMT-Hungaro Inc.,
                            and Microsystem Telecom Rt., dated August 5, 1994
       10.35**           -- Agreement on the Establishment of Limited Liability
                            Company between SFMT-Czech, Inc. and B&H s.r.o., dated
                            July 12, 1994
       10.36**           -- Formation of the Equity Joint Venture between GTS and
                            SSTIC, dated April 12, 1995
       10.37**           -- Contract to Establish the Sino-foreign Cooperative Joint
                            Venture Beijing Tianmu Satellite Communications
                            Technology Co., Ltd, amended, by and between China
                            International Travel Service Telecom Co., Ltd. and
                            American China Investment Corporation, dated March 27,
                            1996
       10.38**           -- Joint Venture Contract between GTS TransPacific Ventures
                            Limited and Shanghai Intelligence Engineering, Inc.,
                            dated March 28, 1996
       10.39**           -- Agreement between Global TeleSystems Group, Inc. and
                            Cesia S.A., dated June 21, 1997
       10.40**           -- Consulting Agreement between SFMT, Inc. and Alan B.
                            Slifka, dated March 1, 1994
       10.41**           -- Consulting Agreement between Global TeleSystems Group,
                            Inc. and Bernard J. McFadden, dated August 15, 1996

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.42**           -- Consulting Agreement between CESIA S.A. and Hermes Europe
                            Railtel B.V., dated June 20, 1997
       10.43+            -- Key Employee Stock Option Plan of Hermes Europe Railtel
                            B.V.
       21.1+             -- List of Subsidiaries of the Registrant
       23.2*             -- Consent of Ernst & Young LLP
       23.3*             -- Consent of Ernst & Young (CIS) LTD.
       24.1+             -- Powers of Attorney (included on signature page to this
                            report)
       27.1+             -- Financial Data Schedule extracted from December 31, 1997 audited financial statements


---------------


*  Filed herewith.


** Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 6 to the Company's registration statement on Form S-1 dated February 5, 1998 (Commission File No. 333-36555)

+ Previously filed.


     (d) Schedules

          Schedule II -- Valuation and Qualifying Accounts. The other financial statement schedules of the Company have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.

                                   SIGNATURES



     Pursuant to the requirements of this Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of McLean, Commonwealth of Virginia, on this 7th day of December, 1998.



                                          GLOBAL TELESYSTEMS GROUP, INC.



Date: December 7, 1998                    By:      /s/ GRIER C. RACLIN

                                            ------------------------------------

                                            Name: Grier C. Raclin


                                            Title: Senior Vice President and
                                              General Counsel



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of December, 1998.



                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----
                          *                             President, Chief Executive Officer   December 7, 1998
-----------------------------------------------------     and Director (principal
                  Gerald W. Thames                        executive officer)

                          *                             Executive Vice President --          December 7, 1998
-----------------------------------------------------     Finance and Chief Financial
                 William H. Seippel                       Officer (principal financial and
                                                          accounting officer)

                          *                             Chairman of the Board of Directors   December 7, 1998
-----------------------------------------------------
                   Alan B. Slifka

                                                        Director                             December 7, 1998
-----------------------------------------------------
                   Robert J. Amman

                          *                             Director                             December 7, 1998
-----------------------------------------------------
                   Michael Greeley

                          *                             Director                             December 7, 1998
-----------------------------------------------------
                  Bernard McFadden

                          *                             Director                             December 7, 1998
-----------------------------------------------------
                 Stewart J. Paperin

                          *                             Director                             December 7, 1998
-----------------------------------------------------
                    W. James Peet

                          *                             Director                             December 7, 1998
-----------------------------------------------------
                    Jean Salmona

                                                        Director                             December 7, 1998
-----------------------------------------------------
                      David Dey

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                          *                             Director                             December 7, 1998
-----------------------------------------------------
                     Joel Schatz

                                                        Director                             December 7, 1998
-----------------------------------------------------
                    Adam Solomon

                                                        Director                             December 7, 1998
-----------------------------------------------------
                    Roger W. Hale

     *By:                    /s/ GRIER C. RACLIN
  -------------------------------------------------
                          Grier C. Raclin
                          Attorney-in-Fact
                         for the Directors

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COL. A                     COL. B             COL. C              COL. D       COL. E
                 ------                     ------     -----------------------     ------       ------
                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                      END
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
              -----------                 ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts at
  12/31/95..............................       0            30                                     30
Allowance for doubtful accounts at
  12/31/96..............................      30           752                                    782
Allowance for doubtful accounts at
  12/31/97..............................     782         3,303                                  4,085

                                 EXHIBIT INDEX


      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       23.2*             -- Consent of Ernst & Young LLP
       23.3*             -- Consent of Ernst & Young (CIS) LTD.


---------------

* Filed herewith.