Form 10-Q/A
period 1998-09-30
GLOBAL TELESYSTEMS GROUP INC
filed 1998-12-14
CIK 946392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I       Financial Information.......................................
  Item 1A    Financial Statements of Global TeleSystems Group, Inc.......     3
             Condensed Consolidated Balance Sheets as of December 31,
               1997 and September 30, 1998...............................     4
             Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 1997 and 1998...     5
             Condensed Consolidated Statements of Cash Flows for the
               Three and Nine Months Ended September 30, 1997 and 1998...     6
             Notes to Condensed Consolidated Financial Statements........     7
  Item 1B    Financial Statements of EDN Sovintel........................    13
             Condensed Balance Sheets as of December 31, 1997 and
               September 30, 1998........................................    14
             Condensed Statements of Operations for the Three and Nine
               Months Ended September 30, 1997 and 1998..................    15
             Condensed Statements of Cash Flows for the Three and Nine
               Months Ended September 30, 1997 and 1998..................    16
             Notes to Condensed Financial Statements.....................    17
  Item 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    19

PART II      Other Information...........................................
  Item 2     Changes in Securities and Use of Proceeds...................    34
  Item 5     Other Information...........................................    34
  Item 6     Exhibits and Reports on Form 8-K............................    34
  Signatures.............................................................    35

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

     On October 16, 1998, 6,248 shares of common stock were issued as a result of certain employees exercising vested options under the Company's stock option plan. On October 31, 1998, GTS Hermes, Inc. acquired AB Swed Carrier's ownership interest of 6,551 common shares in the Company for approximately $5.8 million. In connection with this purchase, GTS Hermes, Inc. paid approximately $5.3 million to a company, which is affiliated with a board member, for negotiating with AB Swed Carrier and SNCB/NMBS on behalf of GTS Hermes, Inc., to purchase their respective ownership interest in the Company. Further, on October 26, 1998, the name of GTS Hermes, Inc. was changed to GTS Carrier Services, Inc.

     The ownership of the Company as a result of the subsequent events is as follows:

                                                              SHARES    OWNERSHIP %
                                                              -------   -----------
GTS Carrier Services, Inc. .................................  176,858       89.9
NMBS........................................................   13,610        6.9
Employees...................................................    6,248        3.2
                                                              -------      -----
                                                              196,716      100.0%
                                                              =======      =====

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

                                                          EFFECTIVE
                                         COUNTRY/REGION      GTS               ACCOUNTING
             COMPANY NAME                OF OPERATIONS    OWNERSHIP            METHODOLOGY
             ------------                --------------   ---------            -----------
CIS
  Sovintel.............................  Russia                50%         Equity
  TCM..................................  Russia                95%(1)      Consolidated(1)
  TeleRoss Operating Company...........  Russia               100%(2)      Consolidated
  TeleRoss Ventures....................  Russia                50%(3)      Equity
  Sovam................................  Russia               100%(4)      Consolidated(4)
  GTS Cellular.........................  CIS               50%-75%(5)      Equity/Consolidated
Western Europe
  HER..................................  Western Europe        89%(6)      Consolidated(6)
  GTS-Monaco Access....................  Monaco                50%         Equity
Central Europe
  GTS-Hungary..........................  Hungary               99%         Consolidated
  EuroHivo.............................  Hungary               70%(7)      Equity
  CzechNet.............................  Czech Republic       100%         Consolidated
  CzechCom.............................  Czech Republic       100%         Consolidated
Asia
  V-Tech...............................  China                 75%         Equity
  Beijing Tianmu.......................  China                 47%         Equity
  CDI..................................  India                100%         Consolidated

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

(5) GTS conducts its cellular operations through (i) Vostok Mobile, a wholly owned GTS venture that owns between 50% and 100% of a series of thirteen cellular joint ventures in various regions in Russia, (ii) PrimTelefone, a 50% owned venture in Vladivostok, Russia and (iii) Bancomsvyaz, an approximately 57% beneficially owned venture in Kiev, Ukraine. The Company completed a restructuring of the capital and ownership of Bancomsvyaz on June 30, 1998, which results in GTS beneficially owning approxi-
mately 57% of Bancomsvyaz. As a result, effective June 30, 1998, Bancomsvyaz is accounted for by the consolidation as opposed to equity method of accounting. In addition, in March 1998 and October 1998, GTS's ownership interest in HER increased 10% and .5%, respectively.

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

     GTS will require substantial capital investment to execute its business plans and to fund expected operating losses. Management expects that GTS and its ventures will spend over $1.2 billion in cash related to capital expenditures and investments in ventures during the next three years. The Company obtained funds in 1998 through a variety of financing arrangements, including (i) approximately $255.3 million in gross proceeds from an initial public stock offering of 12.8 million common shares at $20.00 per common share, (ii) $105.0 million in gross proceeds from the sale of 9.875% senior notes due February 15, 2005, of which $19.6 million was placed in escrow to fund the first two years' interest payments. The initial public stocking offering constituted a "complying public equity offering" under the Company's 8.75% Senior Subordinated Convertible Bonds due 2000 (the "Bonds"), and as a result, the conversion price of the Bonds is $20 per share, (iii) approximately $127.4 million in gross proceeds from a secondary public stock offering of 2.8 million shares of common stock at $45.50 per common share, and (iv) approximately $466.9 million in gross proceeds from the sale of 5.75% convertible senior subordinated debentures (the "Debentures") that mature July 1, 2010. The debentures are redeemable from July 1, 2001 at the option of the Company, at redemption prices set forth in the Debentures agreement and are convertible into shares of common stock at any time prior to maturity or redemption at a conversion price of $55.05 per common share. The Debentures are subordinated to all existing and future indebtedness of the Company, except for the Bonds, with which they rank pari passu in right of payment.

     The Company believes that its existing cash balances, after giving effect to a contemplated private offering of $200 million in senior notes at its Hermes business, which senior notes are on substantially similar terms as HER's existing senior notes, and cash flow from operations will be sufficient to fund its expected capital needs under its current business plan, excluding any funds expended in connection with the implementation of the Company's European Services Strategy. See "Liquidity and Capital Resources -- European Services Strategy." The Company contemplates that it will raise additional debt financing through a newly formed subsidiary of the Company, the proceeds of which will be applied toward the implementation of the Company's European Services Strategy. The Company has not yet determined the actual amount and timing of such financing.

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

  HER

     Construction of the HER fiber optic network is one of the Company's most significant business activities. HER has spent approximately $136 million on network capital expenditures through September 30, 1998 and expects to incur an additional $654 million through 2000 in order to complete the buildout of the network. The total capital expenditures required for the build-out of the network has increased as a result of additional routes being planned, including transatlantic capacity, and for enhancing the speed and capacity of the network. Additionally, as of September 30, 1998, the Company has capitalized $242.2 million in connection with long-term fiber lease arrangements and expects to capitalize an additional $181 million through 2000 in order to complete the buildout of the network. Moreover, subsequent to September 30, 1998, HER entered into an additional contractual commitment for $36.8 million, payable within twelve months, to lease an indefeasible right of use to transatlantic capacity for a term of twenty-five years. In August 1997, HER completed the issuance of $265.0 million in gross proceeds of 11.5% Senior Notes (the "Senior Notes") due in August 2007. The Senior Notes are general unsecured obligations of HER. The Company believes that the net proceeds from the Senior Notes, and a contemplated private offering of $200 million in Senior Notes on substantially similar terms as the Senior Notes, combined with HER's projected internally generated funds, should be sufficient to fund HER's expected capital expenditures as well as payments on the long-term fiber lease arrangements and other cash needs. However the actual amount and timing of HER's future capital requirements may differ materially from management's estimates. If the actual amount and timing of HER's future capital requirements differ materially from management's estimates, any failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of HER, or may require the Company to make additional capital contributions to HER at the expense of the Company's other operations, either of which could have a material adverse effect on the operations of the Company. There can be no assurance that GTS or its partners in HER would have sufficient capital to make contributions to HER, or that they would be willing to do so.

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

                                    PART II

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

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            GLOBAL TELESYSTEMS GROUP, INC.
                                            (Registrant)

                                            By:   /s/ WILLIAM H. SEIPPEL
                                              ----------------------------------
                                                      William H. Seippel
                                              Executive Vice President and Chief
                                                  Financial Officer (Principal
                                                    Financial and Accounting
                                                            Officer)

Date: December 14, 1998

                               INDEX TO EXHIBITS


Exhibits

Designation                Description
-----------                -----------
    27              -- Financial Data Schedule