Form 10-K
period 1998-12-31
GLOBAL TELESYSTEMS GROUP INC
filed 1999-03-23
CIK 946392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]       TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                      OF THE SECURITY EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-23717

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of Global TeleSystems Group, Inc. held by non-affiliates on February 26, 1999 was approximately $3,631,368,516. On February 26, 1999, there were outstanding approximately 81,131,491 shares of Common Stock of Global TeleSystems Group, Inc.

              ITEM OF FORM 10-K                     DOCUMENT INCORPORATED BY REFERENCE
              -----------------                     ----------------------------------
             Part IV, Item 14(c)                                 Exhibits

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GLOBAL TELESYSTEMS GROUP, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................     2
ITEM 2.   Properties..................................................    56
ITEM 3.   Legal Proceedings...........................................    57
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    57

                                  PART II
ITEM 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................    57
ITEM 6.   Selected Financial Data.....................................    59
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    60
ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk...    70
ITEM 8.   Financial Statements and Supplementary Information for the
          Company.....................................................    72
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   102

                                  PART III
ITEM 10.  Directors and Executive Officers of the Company.............   102
ITEM 11.  Executive Compensation......................................   110
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   123
ITEM 13.  Certain Relationships and Related Transactions..............   125

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   127
SIGNATURES............................................................   135

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     We were founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. We incorporated as a for-profit corporation in 1986, and reincorporated into Delaware in 1993 and changed our name to Global TeleSystems Group, Inc. in February 1995. Our principal business office is located at 1751 Pinnacle Drive, North Tower -- 12th Floor, McLean, Virginia 22102, United States, and our telephone number is (703) 918-4500.

     From our inception until 1998, we focused on (1) providing telecommunications services in emerging markets, particularly in Russia and (2) establishing and developing Hermes Europe Railtel B.V., a venture designed to provide a high speed transmission network across national borders in Western Europe. We intended to capitalize on the rapidly growing demand for telecommunications services in countries emerging from totalitarian rule and state-controlled economies. In addition, in Western Europe growing liberalization of regulations governing the provision of telecommunications services has resulted in a proliferation of new competitors to incumbent public telecommunications operators. At the same time, with the trend toward the increasing globalization of business, there has been a substantial growth in demand for high quality voice and data telecommunications. We perceived a need for a fast, efficient and lower cost cross-border network that would carry the traffic of established public telecommunications operators and other carriers. Since we began operating our Hermes Railtel network in late 1996, the demand for its services has validated our decision to build and develop such a network.

     In 1998, we changed our strategy in response to the economic crisis in emerging markets and the advent on January 1, 1998 of the deregulation of the provision of telecommunications services in Western Europe. We also sought to build on the success of our Hermes Railtel network by developing a plan to provide telecommunications services, including local access services, directly to businesses and other customers. Accordingly, during 1998, we acquired two companies that provide such services to businesses and other high usage customers in Western Europe and developed a plan to provide local access services in 12 major Western European cities. In addition, we realigned our operations into five lines of business to facilitate the coordination and management of our activities. For more information on our lines of business, see "-- Business Summary."

                               INDUSTRY OVERVIEW

EUROPEAN TELECOMMUNICATIONS MARKET

     Liberalization in the European telecommunications markets has proceeded rapidly since the late 1980's. Historically, the European public telecommunications operators monopolized the provision of telecommunications services in their home markets and designed their networks according to national rather than continental and international considerations. Between 1990 and 1997, however, the European Union implemented a series of directives designed to open up the telecommunications markets to competition. These directives required member states to implement legislation liberalizing their respective telecommunications markets to permit alternative telecommunications companies both to provide telecommunications services and to access the existing telecommunications infrastructure controlled by these national and regional providers. In response to these European regulatory changes, a number of new interests, including our company, have emerged to compete with the European public telecommunications operators. For a discussion of the risks we face with public telecommunications operators, see "Failure to be competitive with national public telecommunications operators could adversely affect our business."

INTERNET INDUSTRY

     The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate, access and share information and conduct business electronically. The Internet originated with the ARPAnet, a restricted network that was created in 1969 by the United States Department of Defense Advanced Research Projects Agency to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and academic organizations. The networks that comprise the Internet, or its backbone, are connected in a variety of ways, including by public switched telephone networks and by high speed, dedicated leased lines. Communications on the Internet are enabled by Internet Protocol or IP, which is a market-based standard computer language broadly adopted on the Internet and elsewhere that allows computers with different architectures and operating systems software to communicate with each other on the Internet.

     Over time, as businesses have begun to utilize e-mail, file transfer and, more recently, intranet and extranet services, commercial usage has become a major component of Internet traffic. In 1989, the U.S. government effectively ceased directly funding any part of the Internet backbone. In the mid-1990s, contemporaneous with the increase in commercial usage of the Internet, a new type of provider called an Internet service provider became more prevalent. Internet service providers offer access, e-mail, customized content and other specialized services and products aimed at allowing both commercial and residential customers to obtain information from, transmit information to, and utilize resources available on the Internet.

     Internet service providers generally operate networks composed of dedicated lines leased from public telecommunications operators, local access providers and internet service providers using IP-based switching and routing equipment and server-based applications and databases. Customers are connected to the Internet service provider switching equipment by facilities obtained by the customer or the Internet service provider from either public telecommunications operators or local access providers through a dedicated access line or the placement of a circuit-switched local telephone to the Internet service provider.

IP COMMUNICATIONS TECHNOLOGY

     There are two widely used switching technologies in currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit-switch based communications systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be transmitted, such as e-mail, voice, fax and data, into a series of shorter digital messages called "packets." Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

     Packet-switch based systems offer several advantages over circuit-switch based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel. There are, however, some disadvantages to packet-switch based systems as currently implemented. Rapidly increasing demands for data, in part driven by the Internet traffic volumes, are straining capacity and contributing to latency (delays) and interruptions in communication transmissions. In addition, there are concerns about the adequacy of the security and reliability of packet-switch based systems as currently implemented.

     Initiatives are under way to develop technology to address these disadvantages of packet-switch based systems. We believe that the evolving IP standard will remain a primary focus of these development efforts. We expect the benefits of these efforts to be improved communications, reduced latency and declining networking hardware costs.

                                BUSINESS SUMMARY

     We are a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe. We also provide telecommunications services in Russia and the Commonwealth of Independent States (CIS). In October 1998 we realigned our operations into five lines of business: GTS Carrier Services, GTS Business Services, GTS Access Services, GTS Business Services - CIS and GTS Mobile Services - CIS. In March 1999, we added a sixth line of business, GTS Wholesale Services.

GTS CARRIER SERVICES

     GTS Carrier Services has three components: Hermes Europe Railtel B.V., Transoceanic Services and IP Services. Through Hermes Railtel, we operate a centrally managed fiber optic network that is designed to carry high volumes of telecommunications traffic across national borders in Europe and to the United States. We sell this capacity to other telecommunications carriers and, through our subsidiary, Ebone A/S, we connect Internet service providers in Europe to the Internet. Through Transoceanic Services, we intend to expand our ability to provide these services between the United States and Europe by utilizing the resources of FLAG Atlantic Limited, a joint venture in formation in which we have a 50% equity interest. Through IP Services, we intend to offer web site management services and other services related to the use of the Internet to carry telecommunications traffic. We intend to utilize the three components of our Carrier Services line of business to become a leading provider of seamless transatlantic city-to-city managed services to businesses and telecommunications providers.

     Hermes Railtel Network. At March 3, 1999, Hermes Railtel operated approximately 12,200 kilometers of fiber optic cable connecting 19 cities in 10 countries in Europe. When completed by the end of 2000, our network will extend approximately 25,000 kilometers with points of presence, or locations with equipment for switching or relaying traffic, in approximately 50 cities in 20 European countries. At March 3, 1999, Hermes Railtel had 54 customers which included public telecommunications operators and other carriers, global consortia, Internet service providers, resellers and other service providers. We believe that we are able to provide our customers with a service offering that is superior to comparable services currently available through public telecommunications operators or through other independent telecommunications providers.

     Our services are characterized by high transmission quality and reliability, flexibility and competitive pricing. We offer our customers a wide range of capacity levels for contract periods ranging from one to ten years. In 1998, we began upgrading Hermes Railtel's network with dense wavelength division multiplexing technology. This is a cost-effective technology that substantially increases the transmission capacity of an existing fiber optic network by multiplying the number of signals that it can carry simultaneously. In February 1999, we announced our plan to introduce a network platform that will apply IP technology directly over dense wavelength division multiplexing by the end of the second quarter of 1999. We expect this to enhance the efficiency of our network and its capacity to carry IP-based traffic. We initially plan to deploy this platform in six European countries.

     Transoceanic Services. In January 1999, we entered into a 50/50 joint venture with FLAG Telecom Inc., called FLAG Atlantic Limited. This joint venture will build and operate a new transatlantic dual cable system, called FLAG Atlantic-1, designed to carry voice, data and video traffic at much faster speeds than currently available on existing transatlantic links. We expect that this system will become operational in the last quarter of 2000. We have committed to purchase capacity at favorable prices on FLAG Atlantic-1 to provide Hermes Railtel customers a more cost-effective means for transmitting telecommunications traffic between the United States and any city on the Hermes Railtel network.

     IP Services. In order to capitalize on the projected growth in demand for voice and data services over the Internet using Internet Protocol and to take full advantage of Hermes Railtel's network, FLAG Atlantic-1 and Ebone, we plan to offer IP-based services to businesses, other high usage customers and telecommunications carriers. These services will range from Internet access and IP transport to other services, such as helping other companies to set up and maintain their web sites. For a comprehensive discussion on our Carrier Services line of business, see "-- Business -- GTS Carrier Services."

GTS BUSINESS SERVICES

     Through our Business Services line of business, we focus on providing high quality, competitively priced telecommunications services to businesses and other high usage customers in the United Kingdom, Germany, The Netherlands, Spain, France, Italy, Norway, Sweden, Belgium, Denmark and Ireland. This line of business uses the existing infrastructure of our Business Services, Carrier Services, Access Services and Wholesale Services lines of business as well as third-party carrier networks. We currently conduct our Business Services line of business through our two recently acquired subsidiaries, Esprit Telecom Group plc and NetSource Europe ASA. We provide a range of telecommunications services organized in the following two segments:

     - retail services: long distance voice and fax services for corporate customers to worldwide destinations; and

     - service provider/reseller services: network management, access and termination services to telecommunications service providers, such as calling card companies and resellers.

     At December 31, 1998, we had over 35,000 business customers and approximately 44,000 small office and home office and residential customers in 11 countries throughout Europe. Our Business Services customers are predominantly small and medium sized businesses but also include large corporate customers. Our retail distribution force consists of over 700 direct and indirect salespeople and sales agents. We intend to increase our Business Services product offering to include a wide range of enhanced services such as toll free services, calling cards and switched data services, some of which we will jointly market and supply with our Access Services line of business.

     We intend to integrate the marketing and service offerings of our Business Services with the network infrastructure of our Carrier Services, Wholesale Services and Access Services lines of business. Our Business Services line of business plans to utilize Hermes Railtel's network to transport city-to-city traffic within Europe and to utilize the least cost routing infrastructure of Wholesale Services to terminate international traffic outside of Europe. We intend to offer direct local access to our Business Services customers in those cities where Access Services establishes operations. In addition, both Business Services and Access Services plan to work closely together to identify key customers and to develop joint service offerings. For a discussion of our Business Services line of business, see "-- Business -- GTS Business Services."

GTS WHOLESALE SERVICES

     In March 1999, we introduced Wholesale Services as our sixth line of business. Wholesale Services provides international traffic termination services to other telecommunications service providers, including public telecommunications operators, global alliances and regional telephone companies. In Wholesale Services, we will integrate the wholesale services activities of Esprit Telecom with the international switching and transit service operations of our GTS-Monaco Access operations. At a later date, Wholesale Services will also incorporate NetSource's wholesale activities. For a discussion of our Wholesale Services line of business, see "-- Business -- GTS Wholesale Services." For a discussion of risks associated with integration, see "-- Risk Factors -- We may fail to successfully integrate recent acquisitions."

GTS ACCESS SERVICES

     Through our Access Services line of business, we plan to offer local access for voice and data traffic to businesses, other high usage customers and telecommunications carriers in 12 major Western European cities by 2001. In addition, our existing operations in Hungary and the Czech Republic currently provide alternative local access and other services to businesses and governmental customers in those markets. We plan to develop our infrastructure through one or more of the following:

     -  constructing, purchasing or leasing fiber optic cable networks;

     - obtaining licenses for telecommunications networks utilizing microwave transmissions; or

     -  forming partnerships with or acquiring existing network operators.

     We plan to provide a broad array of advanced voice and data telecommunications and support services. In addition to targeting new customers, we intend to reduce local access costs that we now incur for our Carrier Services and Business Services customers by providing such local access ourselves instead of purchasing it from third parties. We currently purchase local access either from incumbent public telecommunications operators or other local access providers to link customers to Hermes Railtel's network. A number of our existing Business Services customers are currently linked to our network via leased lines provided by other operators.

GTS BUSINESS SERVICES - CIS

     Through our Business Services - CIS line of business we offer telecommunications services to businesses in Russia and other countries in the Commonwealth of Independent States. These businesses include:

     - international long distance, local telephone services and access to domestic long distance carriers in Moscow and St. Petersburg;

     - domestic long distance services in Moscow and several other cities in Russia; and

     - data services, including high-speed data transmission, electronic mail and Internet access services.

     We currently operate in 31 regions, including 14 cities and the city of Moscow, in Russia and the CIS. For a comprehensive discussion of our Business Services - CIS line of business, see "-- Business -- GTS Business Services - CIS and Mobile Services - CIS -- GTS Business Services - CIS."

GTS MOBILE SERVICES - CIS

     Through our Mobile Services - CIS line of business, we offer cellular telephone services to business customers in 14 regions in Russia and in Kiev, Ukraine. For discussion of our Mobile Services - CIS line of business, see "Business -- GTS Business Services - CIS and Mobile Services - CIS -- GTS Mobile Services - CIS."

                               BUSINESS STRATEGY

     In order to achieve our objective of becoming Europe's premier independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers, we intend to implement the following key strategies:

CONTINUE BUILDOUT OF HERMES RAILTEL NETWORK

     We intend to make Hermes Railtel's service offerings more attractive to our carrier customers by expanding the geographic reach and reliability of our core network. We are continuing to build our Hermes Railtel network by extending its coverage to include approximately 50 cities throughout Europe by the end of 2000 and by putting in place a high speed, cost-efficient transatlantic link through our FLAG Atlantic Limited joint venture. We are also deploying dense wavelength division multiplexing technology that will permit significant expansion of the core network's transmission capacity and allow us to upgrade the reliability and efficiency of the network.

DEVELOP LOCAL ACCESS INFRASTRUCTURE

     In order to facilitate our customers' access to our network and to exploit what we believe to be an expanding market, we intend to build, lease or acquire local access infrastructure in 12 major metropolitan markets throughout Europe by 2001. We believe that the increasing liberalization of telecommunications regulation in Europe and the existing level of competition in Europe for local access services offer an attractive opportunity to build out local access infrastructure. We believe that implementing this strategy will also benefit our Carrier Services and Business Services lines of business.

CAPITALIZE ON GROWTH IN DATA/IP TRAFFIC

     In anticipation of continued rapid growth in data and Internet traffic, we plan to expand our IP-based capabilities and product offerings. We intend to apply IP technology to Hermes Railtel's fiber optic network in order to enhance its efficiency and capacity. In addition to offering IP transport services, we intend to offer Internet access and IP-based services, such as web site management.

REINFORCE AND EXTEND MARKET PENETRATION OF HERMES RAILTEL'S NETWORK

     We intend to reinforce and extend the market penetration of Hermes Railtel's network by enhancing the scope, capacity, reliability and efficiency of our infrastructure, and by providing our own local access. As a result of these enhancements, we believe that we are well-positioned to generate additional revenues from existing carrier customers and attract new customers as demand for seamless transatlantic city-to-city services increases. Targeted new customers include the U.S. regional Bell operating companies, as well as U.S. and European Internet service providers.

INCREASE HIGH USAGE RETAIL CUSTOMER BASE AND ROUTE TRAFFIC OVER OUR OWN NETWORK

     As a result of the Esprit Telecom and NetSource acquisitions, we have an established retail customer base of leading international businesses, organizations and governmental agencies. We intend to continue to focus our retail marketing efforts on small, medium and large-sized businesses, governmental agencies and other organizations that have extensive telecommunications needs and which generate substantial volumes of telecommunications traffic. By routing this traffic over our Hermes Railtel, Business Services and Access Services networks, we seek to realize the benefits of owning our own infrastructure. In order to build our customer base, we anticipate significantly increasing the size of our direct sales force. We also seek to offer a level of service superior to that provided by incumbent telecommunications providers. We believe that providing a high level of customer service is a key element in establishing customer loyalty and attracting new customers. For a discussion of the risks associated with our business strategy, see "We may encounter delays in implementing key elements of our business strategy."

                              RECENT DEVELOPMENTS

OUR NEW CHIEF EXECUTIVE OFFICER

     In March 1999, our board of directors elected H. Brian Thompson as Chairman and Chief Executive Officer. Mr. Thompson served as chairman and chief executive officer of LCI International, Inc. from 1991 until June 1998, when Qwest Communications International, Inc. acquired LCI. During Mr. Thompson's tenure at LCI, that company grew in annual revenues from $220 million to $1.6 billion in 1997. LCI provided long-distance voice and data services in the United States and to more than 230 international locations. In addition, our board elected Robert J. Amman, a board member, President of our company.

ESPRIT TELECOM ACQUISITION

     On February 2, 1999, we commenced an offer to purchase all of the issued share capital of Esprit Telecom on the following basis:

     - for each Esprit Telecom ordinary share, 0.1271 of a share of our common stock; and

     - for each Esprit Telecom American depositary share, 0.89 of a share of our common stock.

     On March 4, 1999, we declared the exchange offer unconditional in all respects and accepted ordinary shares and American depositary shares representing approximately 97.9% of the issued share capital of Esprit Telecom. In exchange, we issued approximately 15.7 million shares of our common stock.

     We are in the process of developing our business plan and strategy for Esprit Telecom, including the manner in which Esprit Telecom will be integrated into our existing lines of business and corporate structure. We have accounted for this transaction as a pooling of interests. For a discussion of risks associated with the integration of this acquisition, see "-- Risk Factors -- We may fail to successfully integrate recent acquisitions."

HERMES DEBT OFFERING

     On January 4, 1999, Hermes Railtel, an 89.9% owned subsidiary, completed a private placement of $200 million principal amount of 10 3/8% senior notes due 2009 and E85 million principal amount of 10 3/8% senior notes due 2006. Hermes Railtel will use the proceeds of this offering to finance the cost of building the remainder of the network and increasing transatlantic capacity and enhancing the speed and capacity of the network.

NETSOURCE ACQUISITION

     On November 30, 1998, we acquired NetSource Europe ASA for 4,037,500 shares of our common stock and $46.1 million in cash for an aggregate initial purchase price of $145.4 million. We have agreed to make additional payments of up to $35 million in either cash or shares of our common stock if NetSource achieves agreed performance targets during the first two quarters of 1999. We will integrate the NetSource business and assets into our Business Services and Wholesale Services lines of business. We have accounted for this transaction as a purchase. For a discussion of the risks associated with the integration of this acquisition, see "-- Risk Factors -- We may fail to successfully integrate recent acquisitions."

                                    BUSINESS

GTS CARRIER SERVICES

  OVERVIEW

     Our Carrier Services line of business is made up of three components:

     - Hermes Railtel;

     - Transoceanic Services; and

     - IP Services.

     Cross-border transmission capacity has historically been used predominantly for the transmission of voice traffic. We believe that cross-border transmission capacity will increasingly be used to transport data traffic and in several years the volume of capacity used for transporting data traffic will significantly exceed that used for transporting voice traffic. This trend is being driven by the rapid growth of the Internet and other data-intensive applications such as videoconferencing, multimedia, and medical and business imaging, among others.

     We intend to participate in this developing market by providing comprehensive telecommunications transport services to established and emerging telecommunications carriers, Internet service providers and other significant consumers of transmission services. We believe that our customers will increasingly demand network connection to the world's major commercial and financial centers. In addition, we believe that our customers will demand Internet or IP-based services such as Internet access, web hosting and management services in order to participate in the expected growth of the Internet.

  HERMES RAILTEL NETWORK

     We are one of the leading providers of telecommunications services to other telecommunications carriers. We operate a centrally managed fiber optic network that is designed to carry high volumes of telecommunications traffic across national borders in Europe and to the United States. At March 3, 1999, the network operated over approximately 12,200 kilometers connecting 19 cities in 10 countries. We expect the network to extend approximately 25,000 kilometers with points of presence, or equipment for switching or relaying traffic, in approximately 50 cities in 20 European countries by the end of 2000.

     Capacity on the Hermes Railtel network is sold to public telecommunications operators, other carriers, Internet service providers, resellers of unused telecommunications capacity and other telecommunication service providers. We believe that we are able to provide our customers a service that is superior to other services currently available through public telecommunications operators or through other independent providers.

     At March 3, 1999, we operated the Hermes Railtel network in Belgium, The Netherlands, the United Kingdom, France, Germany, Switzerland, Italy, Denmark, Sweden and Spain, linking the following 19 cities: Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen, Stockholm, Hamburg and Madrid. If completed as expected by the end of 2000, our network will extend approximately 25,000 kilometers. During 1999, we plan to extend our network through France to Barcelona and commence operating in Austria, the Czech Republic, Luxembourg and Portugal.

     We currently lease capacity on transatlantic cables linking the network with North America and are exploring various interconnectivity options to Russia. At March 3, 1999, 54 customers were under contract for service on the Hermes Railtel network, and at December 31, 1998 our customers were contractually obligated to pay us an aggregate of $418 million for future services, provided Hermes Railtel performs in accordance with contractual specifications.

     We intend to continue to build Hermes Railtel's network using cost-efficient access to an infrastructure of railways, motorways, pipeline companies, waterways and power companies. We have a flexible approach to the network plan and intend to fine-tune the scope, route and design of the network based on our evaluation of customer demand. We have entered into agreements for the construction and/or lease of fiber optic routes for the network in the countries where we currently operate. We continue to negotiate rights-of-way and other infrastructure arrangements in order to extend the network. We expect to incur approximately $750 million in additional capital expenditures, including capital lease obligations, through 2000 in connection with the build-out of the network.

     In June 1998, we acquired our 75% interest in Ebone, a Danish company which connects European Internet service providers to the Internet over its own network. As of December 31, 1998, Ebone served 83 customers in 25 countries. As part of the transaction, Ebone purchased approximately $100 million of long-term capacity rights on Hermes Railtel's network. It will provide Ebone with capacity of up to 622 megabits per second between the majority of European cities that Ebone serves. Many of Ebone's existing customers own a portion of Ebone's shares through an association.

     MANAGED BANDWIDTH SERVICES

     Hermes Railtel provides primarily large capacity cross-border European circuits and transatlantic services to carriers and service providers over an integrated, managed network. The Hermes Railtel network, based on dense wavelength division multiplexing and synchronous digital hierarchy technology (a form of packet switched transmission technology), provides digital transmission capability upon which a broad range of advanced functionality may be built. The Hermes Railtel network offers network availability, flexibility, bandwidth speeds and error performance not otherwise available to carriers for transport of telecommunications traffic across national borders in Western and Central Europe. Our network is designed to provide customers with a wide variety of bandwidth speeds, ranging from a data transmission rate of 2.048 Mbps (or millions of bits per second) to a data transmission rate of 2.5 gigabits per second (or billions of bits per second). For more information on technology in the telecommunications industry, see "-- Industry Overview -- IP Communications Technology."

     Point-to-Point Transmission Capacity. The current market for cross-border transport is also served by international private leased circuits provided by public telecommunications operators. Traditionally, such private leased circuits are formed by combining half-circuits from two public telecommunications operators between customer locations, often with additional public telecommunications operators providing transit segments. Under such private leased circuits, overall service quality guarantees generally are not provided and only a limited range of bandwidth is available, usually only at a data transmission rate of 2.048 Mbps, and in certain instances, at a data transmission rate of 34 Mbps. We provide a Point-to-Point Transmission Capacity service to our customers. We believe this service is a significant improvement to private leased circuits because it provides a greater range of bandwidths from 2,048 Mbps to multiples of 140 Mbps or 155 Mbps and allows customers to choose a service level agreement which provides service guarantees appropriate for their applications, including guarantees for on-time service delivery and service availability.

     Our point-to-point transmission capacity consists of "integrated" and "node-to-node" services. Our network integrated service provides an end-to-end service between customer-specified locations where we arrange for the connection between the network node location and the customer's location. The node-to-node service can be selected when the customer prefers to provide its own connection to the local network node location. In node-to-node service, we guarantee service only on our network and not from our network node to the customer's location. Our network prices for both services are competitive relative to current service offerings. Our customers can choose flexible contract terms from one to ten years in duration, with discount schemes designed to ensure that we remain a cost-effective solution.

     Virtual Network Transmission Services. As the European marketplace liberalizes and carriers and other telecommunications service providers plan to expand their operations across Europe, a need arises for a flexible and cost-effective means of telecommunications transport. Such service providers have traditionally obtained international transport service by leasing international private leased circuits. Leasing private leased circuits requires a carrier to lease channels on a segment-by-segment basis from multiple public telecommunications operators, linking the target cities under arrangements having a fixed capacity and pricing structure for each segment of the carrier's network. Private leased circuits have several disadvantages, including (1) difficulty in obtaining discount/volume pricing schemes since there is no single provider of pan-European coverage, (2) delays in implementation due to numerous contractual negotiations and the need to interconnect numerous leased circuits,
(3) limited opportunities to lease high-bandwidth pan-European capacity and (4) variability of quality due to the absence of a centrally managed single uniform network. Telecommunications carriers could also construct their own network, which is expensive, time-consuming and complex and which may not be justified by traffic volume.

     Our network transmission service provides a new solution and an attractive alternative to leasing circuits or building infrastructure. This service enables our customers to obtain a uniform pan-European or cross-border network under one service agreement by allowing the customer to select any number of cities along our network with a pricing structure based on the overall amount of leased capacity for the customer's entire network.

     Ring Service. Most medium to large carriers and operators purchase network capacity in excess of actual requirements and prefer to have control over the physical configuration of their networks. This service connects multiple customer locations with multiple paths in a ring configuration. We provide the customer with reliable and direct control over the paths dedicated to its traffic within the ring and exclusive control over the routing. We can add additional ring capacity with no service interruption and additional customer locations with minimal service interruption. We can provide this ring service at a very competitive rate compared to other point-to-point services. For a discussion of the risks associated with the Hermes Railtel network technology, see "-- Risk Factors -- The technology of the Hermes Railtel network could become obsolete."

     INTERNET ACCESS AND IP TRANSPORT

     Ebone Internet Access Services. Internet service providers, which are companies that provide Internet access to end-users, have purchased Internet access from Ebone since 1991. Ebone has one of the largest installed bases of Internet service provider customers in Europe. Building on the expertise developed since the advent of the Internet in Europe, Ebone now offers Internet service providers a high quality Internet access service with the following significant features:

     - Reliable access to Internet service throughout Ebone's network, which is made possible by always dedicating excess bandwidth capacity on its network;

     - Access to other Internet networks through links with major Internet backbone providers in Europe and in the United States; and

     - Access speeds ranging up to 620 Mbps.

     IP Transport Services. We are developing IP transport services for service providers that focus on building their own Internet backbone, Intranet or voice over IP services. This IP traffic has been traditionally supported by a combination of managed bandwidth services (like the ring or the point-to-point services of Hermes Railtel's network) and Internet network services (like Ebone's Internet services).

     Today, large service providers building their Internet networks demand the speed offered by fiber infrastructure, the reliability of managed bandwidth services and the flexibility of Internet network services.

     We intend to carry the international Internet traffic of service providers between their private points of presence and/or Internet exchange points. We expect these services to combine high quality transmission services with the ability to upgrade transmission capacity and speed and to control configurations which are the strengths of large Internet network providers. For a discussion of the risks associated with the Hermes Railtel network technology, see "-- Risk Factors -- The technology of the Hermes Railtel network could become obsolete."

     BUSINESS AND MARKETING STRATEGY

     The overall strategy of Hermes Railtel is to offer public telecommunications operators and other carriers pan-European cross-border telecommunications transport services. Our Hermes Railtel network provides a vehicle through which a carrier can compete in markets where it does not own infrastructure. Our primary service offering is the sale of large capacity cross-border circuits to our customers. Our network's focus on carriers is designed to complement and not compete with such carriers' own business objectives in providing services to their end-users.

     As a result of our acquisition of Ebone, we are now accelerating our plans to become a leading player in the provision of seamless transatlantic city-to-city services in order to take advantage of the increased market demand for low cost transatlantic city-to-city services. In 1998, we contracted for long-term leased capacity on transatlantic cables linking the Hermes Railtel network to North America. In addition, we intend to further increase our transatlantic capacity through the purchase of capacity from the FLAG Atlantic Limited joint venture. We also intend to invest further in extending and increasing the capacity of the Hermes Railtel network.

     To establish ourselves as the leading provider of telecommunications services to carriers within Europe, we offer our customers significantly higher quality transmission and advanced network capabilities at a competitive price by focusing on the following:

     - High Capacity Cross-Border Network Facilities. Our network is designed to offer our customers high capacity network facilities outside their domestic markets, providing cross-border capabilities without requiring customers to invest in network infrastructure or being constrained by a narrow range of capacity offerings. By utilizing dense wavelength division multiplexing technology over our network, we anticipate that, once fully deployed, this technology will enable our network to provide a minimum speed of 800 gigabits per second on all major routes. Options are in place to expand fiber capacity further on a number of routes.

     - Uniform Network Architecture. Our network is designed to offer managed transport services from country to country and across multiple countries utilizing a single uniform network, in contrast to services currently available that use multiple providers over several networks with varying technologies under the control of separate, not necessarily compatible, network control systems. The Hermes Railtel network's uniform technology enhances service by providing quality and reliability as well as uniformity of features throughout the network.

     - Diverse Routing. We have designed our network over multiple routes to provide high levels of reliability so that if a failure occurs on one route, traffic can be diverted to an alternate route. The network is designed to provide availability of over 99.9% for most routes and to provide customers with a wide range of telecommunications transmission capacity. We believe that to achieve this level of reliability without the use of a network similar to Hermes Railtel's network, carrier customers would need to purchase additional dedicated circuits.

     - Rapid Provisioning. Our customers can quickly obtain additional capacity on our network. This ability to rapidly provide service is largely due to our development of capacity substantially in excess of our forecasted requirements.

     - Flexibility. Our services provide customers flexibility across Hermes Railtel's network so that the customer may minimize risk by enabling network rerouting, eventually even under customer direct control.

     - Advanced Technology. We are deploying dense wavelength division multiplexing and synchronous digital hierarchy technology that can be upgraded and will permit significant expansion of transmission capacity without increasing the number of fiber pairs on a network. This technology also provides the basis for structuring advanced operating features, such as virtual private network services and IP-based services.

     - Innovative Pricing. We believe that the price of high-bandwidth circuits on transborder European routes is artificially high and not necessarily related to the cost of such circuits. We offer competitive pricing with tailored contract terms and volume discounts. This allows our customers to plan more efficiently the fixed costs of their service portfolio. Our customers can select varying capacity, access, guaranteed availability and contract terms at competitive prices. Customers purchasing capacity from public telecommunications operators generally choose from a narrow set of capabilities under inflexible pricing plans.

     For a discussion of the risks associated with our business strategy, see "-- Risk Factors -- We may encounter delays in implementing key elements of our business strategy."

     PRICING AND DISTRIBUTION

     We primarily conduct sales of Hermes Railtel's services through Hermes Europe Railtel (Ireland) Limited, a subsidiary.

     Currently, the price of cross-border pan-European calls is often significantly higher than the underlying cost of transport and termination of such calls and higher than the price of intra-country calls or transborder calls to and from liberalized markets. The low cost of operating our network enables us to attractively and competitively price services even as overall tariffs for telecommunication services decline. Our low cost basis is a result of, among other things, the application of new technologies to our network, which allows us to operate our network with fewer employees than legacy networks.

     The term of a typical customer agreement currently ranges from one to three years in length. The customer agrees to purchase, and we agree to provide, cross-border transmission capacity. In general, the customer agrees to pay certain non-recurring charges upfront and recurring charges on an annual basis, payable in twelve monthly installments. If the customer terminates the service order prior to the end of the contract term, the customer is generally required to pay us a cancellation charge equal to three months' service for every twelve months remaining in the contract term. We guarantee transmission services to a certain service level. If such levels are not met or we fail to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable for the failed link.

     CUSTOMERS

     At March 3, 1999, 54 customers were under contract for service on Hermes Railtel's network, including public telecommunications operators and other carriers, global consortia, Internet service providers and resellers. As of December 31, 1998, our customers were contractually obligated to pay us an aggregate of $418 million for future services, provided our network performs in accordance with contractual specifications. We believe that the type and quality of our customers validate our business plan and network concept and illustrate the type of customers we expect to be attracted to the full network. The success of our network to date also demonstrates the demand for cross-border transport services. We are targeting seven major market segments or customer groups, which can be characterized as follows:

     - Existing Public Telecommunications Operators. This customer segment consists of the traditional European public telecommunications operators that generally participate in the standard bilateral agreements for cross-border connectivity. We provide a vehicle for public telecommunications operators to compete in non-domestic markets. As of January 1, 1998, all public telecommunications traffic can be transported by carriers other than the domestic public telecommunications operator, thus vastly expanding the potential demand from public telecommunications operators for our services.

     - Global Consortia of Telecommunications Operators. Many of the largest public telecommunications operators and international carriers have pooled resources and formed consortia in order to compete more effectively in important telecommunications markets such as those in Western Europe, particularly outside their home markets. Prior to liberalization of the provision of switched voice services in Western European markets, one of the primary objectives of these consortia was to provide pan-European services to multinational business customers, including X.25/frame relay (high speed data network) service and voice services for a closed user group. We believe that we provide an attractive alternative at better pricing in those environments where such a consortium does not already own its infrastructure. Furthermore, we believe that we are well-positioned to provide cross-border connectivity between different domestic infrastructures of these alliances.

     - International Carriers. This customer segment consists of non-European carriers with traffic between European and other international gateways. Existing customers in this segment include Teleglobe and targeted future customers include the United States regional Bell operating companies. We can provide these customers a pan-European distribution network to gather and deliver traffic to and from their own and other hubs.

     - Other Carriers. This segment consists of other European carriers competing with existing public telecommunications operators, cable TV and mobile carriers and competitive access providers. These other carriers have chosen to compete with the incumbent public telecommunications operators in their respective countries. We believe that these other carriers will prefer to use the services of independent carriers such as ourselves to meet their cross-border telecommunication transport needs.

     - Internet Backbone Networks. Internet backbone networks are providers of large capacity international connectivity services between Internet nodes (points of interconnection between local Internet service providers). These networks are a fast-emerging segment and are expected to generate significant demand for the services we offer. The Internet segment is experiencing significant growth in demand for transmission capacity.

     - Resellers. Resellers are telecommunications service providers that do not own transmission facilities, but obtain communications services from other carriers for resale to the public. Resellers are a growing segment of the market and are expected to increase in conjunction with the liberalization of the

European telecommunications market. In the United States, for example, resellers were a significant factor in the expansion of competition.

     - Other Service Providers. We also target data communications systems in which special service features enhance the basic data transmission facilities offered to customers. Many of these networks are targeted to the data transfer requirements of specific international customer segments such as airlines and financial institutions. Their basic network transmission requirement is to connect data switches or processors, and they currently purchase their own international circuits and build additional resiliency into their network infrastructure. We expect to allow them to meet these needs cost-effectively and to extend their services to new markets or customers without substantial capital investment.

     We expect that additional demand for alternative service providers will come from increased usage of dedicated circuits for Internet access, private lines for the deployment of wide-area networks by large corporations, single-source local and long distance services for small and medium-sized businesses and emerging broadband applications such as cable TV programming distribution (other than broadcast) to the end-user.

     NETWORK DESIGN

     Network Architecture. Our network design is based on a layered architecture that separates physical, optical and telecom layers of our network with standard interfaces in order to optimize design and operation and provide flexibility for introducing new technologies, such as IP.

     Physical Layer. The physical layer of our network is based on a mesh of routes comprised of dark fiber, or fiber optic cable that is not yet equipped or activated for commercial use. When the network is completed, the physical layer will interconnect cities on the network via at least two or three different paths to minimize service interruptions when fiber or equipment failures occur. In each major city, we intend to locate two additional customer access sites for maximum reliability.

     Optical Layer. The optical layer of our network is based on dense wavelength division multiplexing. This is a cost-effective technology that substantially increases the capacity of an existing fiber optic network by multiplying the number of signals that it can carry simultaneously. Specifically, this layer:

     - supports the provision of optical services directly to customers at 2.5 gigabits per second, representing the speed for digital signal transmission expressed in billions of bits per second; and

     - provides for the operation of multiple synchronous digital hierarchy transmission networks and/or IP systems to run concurrently on a single fiber pair in a highly cost-efficient manner. Ciena 40 wavelength systems are currently installed on our network in five countries with a potential capacity of 100 gigabits per second on a fiber pair.

     Telecom Layer. The synchronous digital hierarchy layer of our network, running via dense wavelength division multiplexing channels in the core of the network, and directly on fiber elsewhere, supports the provision of point-to-point services to customers at speeds of 2 Mbps up to 155 Mbps. The synchronous digital hierarchy layer is itself a multi-layered architecture consisting of multiple synchronous digital hierarchy rings, or cables, which are optimized for different telecommunications traffic characteristics. Each synchronous digital hierarchy ring supports fully automatic re-routing of traffic in the case of a break in the ring.

     We expect to add an IP layer to our network starting in the second quarter of 1999. This layer will support high capacity IP routers, or computer devices for routing packet-switched data traffic, which can deliver IP services to customers at speeds up to 2.5 gigabits per second. These routers will be supported on the dense wavelength division multiplexing layer of the network directly and/or through asynchronous transfer mode technology in the core of our network and on top of the synchronous digital hierarchy layer elsewhere. These changes will also enhance the services that Ebone can offer to its Internet service provider customers. We plan to extend our enhanced IP transport capabilities to all cities on our network by 2000. This layer will be able to handle failures independently of the lower layers by re-routing at the IP level.

     Our network is controlled by a single active network operations center in Brussels, Belgium. We maintain a backup center in Amsterdam, The Netherlands that has equivalent management systems continuously synchronized with the primary center.

     Our network operations center can pinpoint potential service problems and deal with service re-routing much more effectively than other networks that are controlled by multiple operators in different countries. Our advanced operational support systems also provide comprehensive support for:

     - managing the large number of network components and local repair organizations required for an extensive international network of our size; and

     - providing advanced customer support for customer operational activities.

     Overall, our combination of backup paths and management components enable recovery from individual failures at the optical, synchronous digital hierarchy and IP layers. Our resilient approach provides for a high level of network performance and reliability. As a result, we are able to enter into strong performance commitments with our customers, and services on most routes of our network have performed at or above 99.9% availability.

     We expect to operate our network and to own substantially all of our network equipment as well as some segments of the fiber optic cable. A substantial portion of the fiber is leased from third parties on a long-term basis. Long-term leases for fiber are advantageous to us because they reduce or eliminate the costly burden of building large quantities of capacity before they can be fully utilized. Where we lease dark fiber, the owner of such fiber will generally be responsible for maintaining such fiber optic cable. In general, we will enter into agreements with equipment vendors and infrastructure providers and other third parties to supply and/or maintain the necessary equipment for our network. For a discussion of the risks associated with the Hermes Railtel network technology, see "-- Risk Factors -- The technology of our Hermes Railtel network could become obsolete."

     NETWORK CAPACITY

     We are building our network to include Ciena 40 dense wavelength division multiplexing systems on a majority of our routes. This allows for synchronous digital hierarchy and IP systems of 2.5 gigabits per second to be installed only when required, thus providing for efficient management of capital investment.

     Should capacity be required beyond the initial 100 gigabits per second on the first fiber pair, we can bring additional fiber pair(s) into operation that utilize either higher capacity dense wavelength division multiplexing systems at
2.5 gigabits per second or at 10 gigabits per second. Such systems have been available on some routes on our network since 1998. The remaining routes are planned to have this upgrade in 1999. We plan to have a minimum of two fiber pairs on all routes. This approach will extend capacity as we implement it on new paths and on selected existing paths over time.

     NETWORK AGREEMENTS

     We have entered into agreements and letters of intent with various infrastructure providers for construction and/or leasing of dark fiber for portions of our network. Our agreements for leases of portions of our network typically require the infrastructure provider to provide a certain number of pairs of dark fiber and in some cases facilities along our network route commencing on dates we provide. The term of a lease agreement typically ranges from 10 to 18 years. An agreement typically contains optical specification standards for the fiber and methods of testing. We are allowed to use the cable for the transmission of messages and other purposes, including increasing capacity. The infrastructure provider is responsible for maintenance of the cable facilities. The infrastructure provider may also provide space for the location of our equipment and related maintenance. The agreements typically provide for termination by the parties only for material breach, but allow the breaching party 90 days to cure their breach. The agreements typically contain a transition period after termination of the agreement to allow us to continue to serve our customers until we can reach agreement with an alternative infrastructure provider. In certain areas of our network where it is not possible to lease dark fiber, we have signed agreements or letters of intent for the right to use managed bandwidth. The terms of these agreements typically range from 10 to 25 years. For a discussion of the risks associated with our network agreements, see
"-- Risk Factors -- We may incur losses on the leased portions of our network."

     We are also deploying our network along the rights-of-way of a variety of alternative sources, including railways, motorways, waterways, pipelines and utilities. We constantly evaluate multiple alternative infrastructure suppliers in order to maximize our flexibility. Many portions of our network utilize long-term right-of-way agreements with landowners. As a result of our network development activities to date, we have gained access to infrastructure for our network routes which we believe will be difficult for competitors to duplicate.

     LOCAL ACCESS

     We expect to provide customer access to our network primarily through our Access Services line of business using synchronous digital hierarchy access lines in those cities where Access Services will be present and the Hermes Railtel network has nodes. Arrangements with our Access Services line of business are expected to be on an arms length basis. In each city, as one of our points of presence is deployed, we may contract with one or more suppliers to provide local access service to customer locations. Currently, we have contracted with a number of unaffiliated local access providers to connect our network to intra-city networks. Pursuant to these agreements, we can offer our carrier customers service from their premises in one city to their premises in another city. Various local access network suppliers may also be interested in linking the business centers in which they are active to our network. Therefore, we believe that the relationships between ourselves and local access network suppliers can benefit both parties.

  TRANSOCEANIC SERVICES

     In January 1999, we signed an agreement with FLAG Telecom, to establish a 50/50 joint venture to build and operate the world's first transoceanic dual cable system designed to carry voice, high-speed data and video traffic at speeds up to 1.28 terabits or trillions of bits per second. The high-capacity fiber optic link between Europe and the United States, to be known as FLAG Atlantic-1, is expected to begin offering services in the last quarter of 2000. The joint venture plans to offer a direct link between New York City, London and Paris, with connections to numerous other cities in the United States, Europe and other countries in the Middle East and Asia Pacific. The project is subject to financing, the execution of related agreements and other conditions.

     Construction of the initial 160 Gbps portion of FLAG Atlantic-1 will cost approximately US$1 billion. Financing will be provided by a combination of equity contributions and capacity purchases by the joint venture participants, customer sales, and non-recourse bank debt. A contract to build the cable has been awarded to Alcatel Submarine Networks, the general contractor. The system's design allows for 160 Gbps incremental upgrades as demand warrants. Under the terms of the joint venture agreement, we will be responsible for the construction and maintenance of the land-based portion of FLAG Atlantic-1.

     The two subsea sections of the cable are approximately 5,900 kilometers and 6,350 kilometers for each link, with an overall system length of approximately 12,500 kilometers. The joint venture will provide links from the European landing points to the cities of Paris and London where plans are for customers to be able to connect to Carrier Services' network as well as to other networks that customers may choose.

     BUSINESS AND MARKETING STRATEGY

     We believe that a large portion of Carrier Services' market growth will come in the form of IP-based voice and data services. Because a majority of the world's IP traffic originates in the United States, our Carrier Services line of business has chosen to invest in its own capacity infrastructure through Transoceanic Services' participation in FLAG Atlantic Limited. We believe that owning a large volume of capacity will provide us with a competitive low cost position to serve existing and future customers. We also intend to utilize FLAG Atlantic Limited as a lessor of transatlantic capacity to Hermes Railtel, thus extending the Hermes Railtel network at favorable prices. Transoceanic Services will also provide backhaul services which it will market through a newly developed sales force. For a discussion of the risks associated with our business strategy, see "-- Risk Factors -- We may encounter delays in implementing key elements of our business strategy."

     CUSTOMERS

     In addition to selling capacity to Hermes Railtel, Transoceanic Services intends to target customers, including emerging alternative carriers, incumbent telecommunications carriers and Internet service providers that require high quality dedicated transmission capacity to major commercial and financial centers. Sales will be made with our direct sales forces, as well as through indirect channels.

  IP SERVICES

     In order to capitalize on the projected growth in IP voice and data transmission services and to take full advantage of Hermes Railtel's network, as well as its Ebone subsidiary and transoceanic capacity, we intend to offer IP-based services to telecommunications carriers, businesses and other high usage customers. We have recently developed a strategic plan which envisions progressing from a service offering focused on IP transport to one which focuses on value-added IP-based service offerings.

     PRODUCTS AND SERVICES

     We intend to offer a broad array of competitively priced comprehensive IP services to meet our customers' requirements.

     - Connectivity. Connectivity services may include dial-up and dedicated access, IP transport, voice over IP, fax over IP, virtual private networks and IP clearinghouse services;

     - Network and Management Services. These services may include security and network integration as well as router and server management, billing and information services to managed IP networks; and

     - Value Added Services. These services may include web hosting, collocation, unified messaging and basic Internet service provider services such as newsgroups, mail, groupware and directory services. We are also considering metering and billing services as well as e-commerce and call center applications.

     BUSINESS AND MARKETING STRATEGY

     We estimate that a large portion of our market growth will come in IP-based voice and data services. These services will range from Internet access and IP transport to value-added services such as e-commerce and unified messaging. We expect to use a number of complementary strategies to enter these service markets, including:

     - acquisition or partnership with emerging providers of value-added services and IP-based application companies;

     - expansion of Internet access and IP transport capabilities and service offerings;

     - development of a full web hosting capability either through acquisition, partnership or our own development; and

     - expansion of virtual private network, intranet and extranet service offerings.

     For a discussion of the risks associated with our business strategy, see "-- Risk Factors -- We may encounter delays in implementing key elements of our business strategy."

GTS BUSINESS SERVICES

  OVERVIEW

     Through our Business Services line of business we provide high quality, competitively priced long distance voice and fax services for retail business customers to worldwide destinations and network management, access and termination services to telecommunications service providers such as calling card companies and resellers in the United Kingdom, Germany, The Netherlands, Spain, France, Italy, Norway, Sweden, Belgium, Denmark and Ireland. We provide these services using our switches, fiber optic cable and other infrastructure, as well as leased lines and capacity provided by other carriers and service providers. We established our Business Services customer base and sales network and acquired additional switches, routers and other infrastructure through the recent acquisitions of Esprit Telecom and NetSource.

     We are in the process of developing our plans for integrating Esprit Telecom and NetSource into our Business Services, Carrier Services and Wholesale Services lines of business. We may have one or more of our other entities purchase assets from Esprit Telecom as part of our strategy. Any such transaction must be effected in accordance with the applicable covenants in the indentures governing the Esprit Telecom 11.5% senior notes due 2007 and 10.875% senior notes due 2008. In addition, we may also decide in the future to execute a tender or exchange offer or consent solicitations with respect to these notes, if we determine that it is advisable to better integrate Esprit Telecom into our overall corporate structure.

  PRODUCTS AND SERVICES

     We currently offer a range of telecommunications services to two targeted business customer segments: (i) retail business customers consisting of small, medium and large-sized businesses, governmental agencies and other organizations with significant international traffic and (ii) telecommunications service providers and resellers. We have recently introduced a new category of service -- enhanced services -- to complement our established telecommunications services and products. In some markets, we plan to target small and medium-sized enterprises, small and home offices and high-value residential customers.

     Retail Services. The largest share of the business and corporate retail market is currently international voice and fax transmission services. In most of our Business Services markets, we also provide our retail clients with national long distance services. As we integrate Esprit Telecom and NetSource and build out local access in targeted metropolitan markets throughout Europe, we intend to provide our retail clients with seamless national and international city-to-city service through our Carrier Services and Access Services infrastructure. We believe that customers have selected us as a provider on the basis of competitive pricing, network quality, responsive account management and customized services. See "-- Competition Faced by Our Lines of Business."

     We distinguish our retail business customers between direct access retail customers and indirect access retail customers. Our direct access customers use our owned or dedicated leased lines, while our indirect access customers access our services indirectly on a switched basis using the public telecommunications operator network by means of an access code. Our direct access retail customers are generally users of telecommunication services who generate relatively large amounts of long distance traffic, with such traffic usually being important to the execution of their core businesses. We offer retail direct access in all of our existing Business Services markets.

     Our indirect access retail clients access our services by dialing an access code, generally either using an auto dialer or via a code programmed directly into their own switches so that it is transparent to the user. These customers generally consist of small and medium-size businesses whose telecommunication requirements do not warrant the costs associated with the dedicated leased lines of direct access service. Contracts for both direct and indirect access are typically for a period of one year. See "-- Business and Marketing Strategy
-- Target High Users of Long Distance Traffic." For a discussion of regulatory issues relating to the provision of retail indirect access services, see
"-- Licenses and Regulatory Issues."

     Service Provider/Reseller Services. We provide network management, access and termination services to a number of telecommunications service providers, such as calling card companies and Internet service providers, and to resellers which distribute our telecommunication services to customers with average monthly revenue levels below those that we currently target. These companies are typically marketing-focused rather than network-focused, and we are able to provide a high degree of telecommunication support to such providers, including stationing their equipment at our switch sites, incoming call verification and bill generation. In some cases, these customers use competitor carriers to either seek lower costs overall or to have backup services. Contracts for our service provider and reseller services are typically for a period of one year.

     Enhanced Services. We focus on developing new products and services which address the specific needs of our customer base including calling cards, an international toll free service and itemized billing, which we target to organizations that require their customers or employees to be able to simply and cost-effectively call them from other countries. We plan to introduce additional services, including unified messaging, interactive voice services, prepaid calling cards and prepaid mobile phone services. Our target customers include calling card operators, hotels and information technology companies. In addition, we provide itemized billing and detailed costing for accounting and control purposes, national freephone services, as well as limited prepaid and account-based calling card services in some markets, and limited data services on a trial basis.

     Fixed-to-Mobile Traffic. This service allows our Business Services customers with a router to place calls to cellular phone subscribers at more favorable rates than if they were placed directly to the relevant cellular phone service through the public telecommunications operator. Due to the relatively high penetration of cellular phones throughout Europe, the cost of calls to such phones are an increasingly significant part of companies' total telephony costs. Consequently, we believe that this service will continue to prove attractive.

  BUSINESS AND MARKETING STRATEGY

     In order to achieve our objective of becoming one of the largest pan-European independent telecommunications service providers to business and other high-usage customers, we intend to implement the following strategies:

     TARGET HIGH USERS OF LONG DISTANCE TRAFFIC

     We have an established retail customer base of leading international businesses, organizations and governmental agencies, including a number of international financial institutions and large global hotel chains. We intend to continue to focus a significant part of our retail marketing efforts on medium- to large-sized businesses, governmental agencies and other organizations that have extensive telecommunications needs and which typically generate long distance telecommunications expenditures in excess of $5,000 per month. We will increasingly focus our marketing efforts on small to medium-sized enterprises that utilize significant amounts of long distance services, and plan to target small offices and home offices and high value residential customers in certain countries. We believe that these market segments offer significant opportunities, because a substantial portion of them have traditionally been under-served by the public telecommunications operators.

     PROVIDE CUSTOMER VALUE AND SERVICE

     We seek to offer our business services to our customers not only at a discount to the prices charged by public telecommunications operators, but with a level of service superior to that provided by such other service providers. We believe that providing a high level of customer service is a key element in establishing customer loyalty and attracting new customers. We focus on providing individual attention to potential and current customers, beginning early in the sales cycle and continuing throughout a customer's relationship with us. We offer each client direct, personalized service to ensure full access and a smooth transition to the services we provide.

     DEVELOP OUR PRODUCT AND SERVICES PORTFOLIO

     We seek to develop new products and services which address the specific and changing needs of our current customer base and to attract and retain new customers. Our infrastructure gives us the flexibility to offer new products and services without undertaking major network modifications, and we believe that we are well positioned, both from a technical and marketing perspective, to add additional products and service offerings. The provision of national long distance services is one of our rapidly growing businesses and we expect that this will offer us major opportunities, as liberalization leads to more favorable public telephone operator connection rates in Europe.

  NETWORK AND OPERATIONS

     Through our acquisitions of Esprit Telecom and NetSource, we have acquired a core infrastructure network for providing services to business customers. This consists of three components: the switching equipment, the transmission infrastructure and network between those switches, and systems to support the management of the network.

     SWITCHING EQUIPMENT

     We utilize advanced digital switching equipment and network routing architecture from recognized industry manufacturers to form a reliable network platform for the delivery of quality telecommunications transmissions. We own and operate three switches at switching centers in London, Dusseldorf and Amsterdam for switching national and international long distance calls. We own and operate a switch in Mannheim, Germany and a switch in Dublin, Ireland for switching national and international long-distance calls. We have has also acquired additional switches, in Dusseldorf, Frankfurt and Hamburg. We have installed and are currently testing additional switches which have been installed in Paris and Barcelona. We will add more switches to the network as traffic flows, capacity and business conditions warrant and as we expand into new markets.

     We continuously evaluate developments in switching technology and products offered by other companies, and will add different platforms which are complementary and beneficial to our service network. We maintain our switches with up-to-date software and ensure their compatibility with the large number of signaling systems in use in the European and United States markets. Using least-cost routing technologies, each switch is programmed to select the most cost-efficient route or carrier for the required destination. We also employ dynamic compression equipment to improve utilization of our most costly transmission lines.

     TRANSMISSION INFRASTRUCTURE AND NETWORK

     We currently maintain network sites in 31 locations in 11 European countries, 11 of which locations are primary switching centers and 20 are local points of presence, as well as network connections to certain carriers located in the United States. In most cases, network sites are situated at the site of the sales offices. We intend to extend the reach of our services network by linking new sales offices and terminating sites with a view to providing seamless and cost-effective transmission. Overall management of our services is carried out centrally from our network management center in the United Kingdom, with additional support staff based locally to facilitate complete oversight of all network functions. Thus, we are able to evaluate current and projected traffic patterns in order to establish buildout priorities.

     One of our key services is least cost routing. The equipment required to provide this service consists of a small programmable call router which is connected to the PBX of a corporate customer or, in the case of a smaller office without a PBX, connected directly to an outbound telephone cable. In certain service areas such as The Netherlands, we also market telephone equipment with routing technology already incorporated into the equipment (called a dialer). We offer different types of routers depending on the market being served and local technological requirements.

     MONITORING AND MAINTENANCE

     From our network management center in the United Kingdom, we monitor our equipment and facilities and provide technical assistance and support 24 hours a day, year-round. Various quality measures are monitored on an ongoing basis, with the aim of identifying problems at an early stage before they affect the customer. Through the use of sophisticated network management equipment, we are able to effectively control bandwidth and provide diagnostic services. We use an internal staff of technicians both to install and repair electronics and to provide service to customers.

     NETWORK RESILIENCE

     Our network infrastructure is designed to provide resilience through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If our network experiences a failure of one of its links, the routing intelligence of the switch is designed to enable the call to be transferred to the next choice route or, if all other routes are unavailable, to the public switched telephone network, thus ensuring call delivery without affecting the customer.

  SALES

     The local managing directors in each country are responsible for all local sales activities and local marketing, local regulatory compliance and licensing requirements, and the relationship with the local telecommunications companies. A central marketing organization is responsible for coordinating the country market initiatives, driving product development, market research and analysis, and promotion and advertising. From our network management center in the United Kingdom we provide transmission, technical support and billing services to each of our sales offices and terminating sites. In addition, our network management center is also responsible for the implementation, upgrading and functionality of information technology systems (including the billing and management information systems).

     Direct sales constitute our principal sales method in the United Kingdom, Germany, Spain, France, Belgium, Luxembourg, Italy, Sweden, Norway, Denmark, The Netherlands and Ireland. We support our direct sales effort by telemarketing and telesales, and complement it to a lesser extent by independent sales intermediaries and resellers. In Sweden, Denmark and Norway we market our products and services principally through sales agents. In addition, because we have begun to increase our focus on specific industry groups, such as financial institutions, hotels, travel service organizations and transport companies, we have assigned specialists to particular industries.

     We currently operate in eleven countries that account for approximately 80% of the international long distance telecommunications minutes that originated in EU member states in the 1998 calendar year, and maintain sales offices in 42 cities. Each country's sales operation is run as a profit center by a country manager, and varies from smaller operations in the early stages of development, to fully operational businesses in the more developed markets consisting of support and sales staff, as well as customer service personnel. The sales operation in each country is responsible for originating and managing business in its respective local market, and is staffed with employees who understand our Business Services line of business, philosophy, products and systems and local telecommunication systems and products, business practices, languages and customs. As of December 31, 1998 we had approximately 245 direct sales people, 300 sales agents and 150 full-time equivalent telemarketing employees in our Business Services line of business.

     The United Kingdom. From sales offices in London, Reading, the Midlands, Manchester and Glasgow, we currently offer both direct and indirect retail access and service provider and reseller services to all international and national long distance destinations in our Business Services line of business.

     Germany. We offer both direct and indirect retail access and service provider and reseller services to all international and national long distance locations and through NetSource, we also provide services to small-office and home-office and residential customers. In addition, we offer retail services to businesses through six regional sales offices located in Frankfurt, Hamburg, Berlin, Munich, Oberhausen and Stuttgart and through relationships with third-party distributors. In June 1998, Esprit Telecom acquired the switch-based telecommunications services business of Plusnet, which at that date offered national and international long distance voice telephony to approximately 700 business customers.

     The Netherlands. We have sales offices in Amsterdam, Rotterdam, Leiden, Zwolle, Eindhoven and Venray. We currently offer both direct and indirect retail access, wholesale and service provider and reseller services to all international and national long distance destinations.

     Scandinavia. We operate in Sweden, Norway and Denmark as a reseller, providing our business customers with indirect retail access and service provider and reseller services to all international and national long distance destinations using least cost routing.

     Spain. We operate one of the few alternative telecommunications providers currently operating in the Spanish market. From sales offices in Madrid, Barcelona and Bilbao, we currently offer both direct and indirect retail access and service provider and reseller services to all international and national long distance destinations.

     France. We operate sales offices in Paris, Lille, Lyon, and Strasbourg. We currently offer both direct and indirect retail access, wholesale and service provider and reseller services to all international and national long distance destinations.

     Belgium. From sales offices in Brussels and Antwerp, we currently offer direct and indirect retail access wholesale and service provider and reseller services to all international and national long distance destinations.

     Italy. From a sales office in Milan, we currently offer direct and indirect retail access to all international and national long distance destinations.

     Ireland. From sales offices in Dublin and Cork, we offer both direct and indirect retail access services to all international and national long distance destinations.

  BILLING AND MANAGEMENT INFORMATION SYSTEMS

     Our detail records for customers we acquired through the acquisition of Esprit Telecom are collected and backed-up locally and transmitted to the internal billing center in the United Kingdom for processing. Call records are transmitted electronically to Tel Labs Inc., a data processing company in the United States, for final processing of customer records, which are then returned for verification, printing and distribution to customers. In 1997, we began to consider an upgrade to our information and management systems, which we believed to be required in order to provide the capability and flexibility to support our anticipated growth. We have selected a new customer care and billing system from Seville Systems, a billing system vendor headquartered in Edmonton, Canada. The new system is undergoing final customization and testing. The introduction of the new system will be accompanied by additional systems designed to support the critical service activation, customer care and service assurance processes. We expect that investment will continue with major additional systems in the billing, customer care, network management, product management, prospect management and information systems areas being introduced over the next several years. We expect to integrate the acquired legacy billing systems at NetSource and Esprit Telecom into our new Business Services billing process by mid-1999. See "-- Risk Factors -- Dependence on effective billing and management information systems."

GTS WHOLESALE SERVICES

  OVERVIEW

     By utilizing the existing infrastructure of Esprit Telecom, we are creating a sixth line of business to be known as Wholesale Services. Wholesale Services will provide international traffic termination services to other telecommunication carriers, including public telecommunications companies, new operators, global alliances and regional telephone companies, to which it is able to provide highly responsive and flexible services. Wholesale traffic will enable us to benefit from greater purchasing power and higher network utilization. Through our Wholesale Services line of business, we will integrate the wholesale services activities of Esprit Telecom with the international switching and transit service activities of GTS -- Monaco Access. At a later date, our Wholesale Services line of business will also incorporate the wholesale activities of NetSource.

     Through our Wholesale Services line of business, we offer competitively priced international switching and transit services, primarily to the "wholesale" international gateway and carrier-to-carrier portion of the international calling market, as distinguished from "retail" services offered to end-users. These services include:

     - international switched traffic;

     - international private lines;

     - facilities management, including billing, customer management and fault reduction systems;

     - resale distribution for Internet service providers; and

     - prepaid calling card platform services.

     Wholesale customers are other international and national carriers that connect with Wholesale Services to carry their traffic to destinations where our rates are competitive, both on the Hermes Railtel network and on other off-network routes. Wholesale Services has contracts with these customers, but they generally do not include minimum usage levels. Our wholesale customers generally maintain relationships with a number of telecommunications providers. In several cases, Wholesale Services will also use its wholesale customers as suppliers for termination of its off-network calls. We believe that success in the wholesale business is predicated on high network quality at a low cost base. At present, the majority of our Wholesale Services' wholesale customers are located throughout Europe. We expect that demand for our Wholesale Services line of business will further increase in other European markets as these markets mature. As we continue to increase the capacity of Hermes Railtel's network, we anticipate that our resultant cost base will enable us to price our wholesale services more competitively and therefore increase the volume of such services.

     Our partner in GTS-Monaco Access, SNF, is an investment fund designated by the Principality of Monaco to represent its interests. We exercise operational control of the joint venture, and provide managerial and financial support, international telecommunications expertise and strategic planning. We are currently in negotiations with the Principality of Monaco to terminate the GTS-Monaco Access joint venture and transfer its customers and revenues to the UK as we combine with Esprit's wholesale activities.

     By utilizing our Carrier Services and Access Services networks as well as over 25 third-party carriers in London and 40 third-party carriers across Europe and North America, we provide telecommunications termination to destinations world-wide and a wide range of alternative routing paths that facilitate cost-effective termination and ensure reliability and increased call/termination success rates. Calls are carried from the entry switch point to the switch point from which the call can be terminated most economically. If this exit switch site is within the country of the termination, we consider the call to be an "on-net" call, whereas we otherwise consider it to be an "off-net" call. Off-net calls are passed on to other carriers for transmission and termination. In general, we realize higher gross margins with respect to on-net calls because we utilize our own infrastructure. We expect that the expansion of the our Carrier Services and Access Services networks will allow us to increase the proportion of on-net calls as well as further reduce the cost of these calls.

  BUSINESS AND MARKETING STRATEGY

     Our strategy for developing our Wholesale Services line of business includes the following:

     - Develop Advanced Carrier Services Offerings. Wholesale Services may develop its "advanced carrier services" offerings to include global 0800 services and international free phone services, which we believe will broaden customer relationships, enhance revenues and help to protect us from price-based competition.

     - Develop Relationships to Broaden Service Offerings. Our Wholesale Services line of business may develop relationships to broaden its service offerings. Wholesale Services has entered into agreements with UUNET, one of its gateway customers, to provide wholesale Internet access to Wholesale Services' carrier customers in a number of Western European countries. The agreement allows these services to use the same brand names as those of our affiliates.

     - Pricing. Price is a critical factor in the market for international switching as competition increases due to expanding international capacity, advances in technology and falling regulatory barriers. Wholesale Services intends to price its services competitively with the prevailing price for comparable inter-public telecommunications operators transit and gateway services. Wholesale Services is not bound by legacy systems, infrastructure and personnel levels and can, therefore, manage competitive cost operations.

     - Attractiveness of Independence. Because our Western European activities are not affiliated with any of the major consortia or large Western European telecommunications companies, our Wholesale Services line of business may be considered an attractive service provider for Western European carriers who may otherwise be reluctant to obtain services from the larger operators of international gateways that are often their competitors in the retail market.

     - Exploit Internal Opportunities. Wholesale Services may collaborate with our other companies in Europe and the CIS. Wholesale Services is expected to realize significant reductions in its cost structure through access to low-cost European transmission capacity through an alternative infrastructure provider such as Hermes Railtel. Wholesale Services will act as the international carrier for traffic generated by our other lines of business.

     For a discussion of the risks associated with our business strategy, see "-- Risk Factors -- We may encounter delays in implementing key elements of our business strategy."

  TARGETED CUSTOMERS

     Targeted customers for our Wholesale Services line of business include:

      - Non-Affiliated Public Telecommunications Operators. We believe that various large American and Western European public telecommunications operators that lack adequate international switching and transport facilities of their own may be persuaded to purchase international services from Wholesale Services rather than from competing public telecommunications operators or consortia;

      - Mobile Carriers. We believe that some of the alternative mobile carriers, which currently provide only a small percentage of Western European mobile telecommunications traffic, may prefer the "independent" international gateway service offerings of Wholesale Services to those of their public telecommunications operator competitors;

      - Internet Service Providers. Growth in Internet usage creates a significant opportunity for a nonaligned Internet access provider such as Wholesale Services, since many Internet service providers will be in direct competition with public telecommunications operator-owned services in large European markets;

      - Second Carriers/Resellers. We believe that many second carriers will seek to enter new markets quickly without investing in international switching capacity; and

      - Established Public Telecommunications Operators. This customer segment will be a niche market for Wholesale Services. As markets are deregulated and carriers become increasingly competitive, opportunities may emerge to leverage our non-aligned status to route traffic between those new competitors.

GTS ACCESS SERVICES

  OVERVIEW

     Through Access Services, we intend to capitalize on our experience in developing and operating local telecommunications networks in Russia and Central Europe by building, acquiring or leasing technologically advanced fiber optic networks in order to provide local access services in up to 12 metropolitan markets throughout Europe, by 2001. We presently provide local telecommunication access infrastructure and leased lines in several cities in Russia, the CIS and Central Europe, including Moscow, St. Petersburg, Kiev, Prague and Budapest. Currently, the regulatory regimes in Europe vary from country to country and some countries do not permit alternative providers of local access to operate.

  PRODUCTS AND SERVICES

     Together with our Business Services line of business, we intend to offer through Access Services a broad array of competitively priced, comprehensive services to meet customer telecommunications service requirements, including private line services, local, national and international switched telephony services, high-speed local access network interconnection services, virtual private network services, video transmission services and IP-based services, including voice over IP, web hosting and data transmission services. According to industry sources, demand for data transmission in the United States is currently growing much faster than voice, and we expect that this trend will develop in Europe as competitively priced telecommunications services become available. In addition, we intend to develop competitively priced value-added telecommunications services that are tailored to the specific needs of individual customers.

     The types of services that we intend to offer in combination with our Business Services include:

     - Switched Services. Switched services involve the transmission of voice, data or video to locations specified by end-users or carriers. Through our Business Services, we have the technological capability to offer a full range of switched service, including local, national and international calls as well as enhanced services. We intend to own and operate switches and enter into interconnection agreements with other telecommunication service providers and carriers, including Hermes Railtel's network, in order to offer to customers cost-effective local, national and international calling services. Switched service features are expected to include, to the extent allowed by local regulations, enhanced services such as conference calling, call forwarding, analog or digital connectivity, desk-to-desk calling, four digit dialing, full network monitoring and maintenance, caller ID, voice mail/messaging and e-mail to voice-mail conversion.

     - Non-Switched Services. Non-switched services involve a fixed, dedicated communications link between two or more specific locations. Businesses commonly use this service to obtain a private direct link between multiple business facilities or to another end-user/carrier. We expect to provide high capacity, advanced technology to deliver customer traffic with a lower cost and higher reliability as compared to the local public telephone operator. Through a highly reliable and cost-efficient network that can carry significant amounts of capacity, we intend to provide non-switched voice, data and video transmission between (1) end users,
       (2) end users and carriers and (3) multiple carriers, allowing our customers the option to bypass the older, less efficient technology and higher priced services of the incumbent public telecommunications operators.

     - Other Services. We also intend to develop service offerings to take advantage of new market opportunities. We expect such services to include one or more of the following: high speed data transmission services, IP-based services, including Internet for multi-media applications, Web hosting, voice over IP, calling card services, and enhanced voice services. These products are expected to be developed and offered as customer demand dictates and as the relevant regulatory environment permits. We believe that there will be substantial demand for data and Internet services by large business and other high-usage customers, and that a bundled service offering of national and international data and voice services will be attractive to this targeted customer base.

  BUSINESS AND MARKETING STRATEGY

     We believe that the size and growth potential of the European telecommunications market, and the increasing liberalization of telecommunications regulations in Europe, offer considerable opportunities to expand into the provision of local access to retail customers in metropolitan markets throughout Europe.

     Our strategy for entering into a specific metropolitan market will be determined through an analysis of a number of demographic and economic factors, including:

     - business concentration;

     - presence of governmental, financial and business customers;

     - local economic trends and prospects;

     - demand and spending for switched and non-switched voice, data and video telecommunications services;

     - feasibility of construction;

     - presence of existing and potential competitors;

     - the regulatory environment;

     - the market's proximity to the Hermes Railtel network; and

     - the presence of local access companies that may be potential acquisition candidates.

In targeting cities in which our entry strategy will be the construction of a fiber optic cable network, we will initially focus on cities in which there are no competitive local exchange carrier competitors providing local access services or only one other such competitor. Our current intention is to enter two metropolitan markets by the end of 1999 and to provide services in up to 12 target metropolitan markets by 2001.

     We expect to use one or more of the following strategies to enter a market:

     - constructing a fiber-loop network;

     - purchasing or leasing fiber optic cable which has not been equipped or activated for commercial use;

     - obtaining licenses for telecommunications networks utilizing microwave transmissions; or

     - forming partnerships with or acquiring providers of local access services that own and operate their own fiber loops and network equipment.

  CUSTOMERS

     We plan to offer local access and other telecommunications services primarily to telecommunications-intensive businesses for which reliable telecommunications services are critical, as well as to our Carrier Services and Business Services lines of business. We will use our fiber switches and other equipment where available and/or reselling other carriers' equipment as needed. These businesses include financial services companies, multi-national companies, governmental agencies, resellers, Internet service providers and wireless communications companies.

  NETWORK

     In those markets in which we determine to build our own fiber loops, we intend to construct, acquire or lease facilities to operate advanced, competitive local telecommunications networks employing current transmission technology with dual ring architecture and central system monitoring and maintenance. We believe that a base of uniform, reliable networks, which employ the most current technology and support a broad array of high quality services, will allow us to compete cost-effectively against products and services offered by public telecommunications operators and, in certain markets, other competitive providers of local access.

     Our plan for our basic transmission platform is fiber optic cable deployed in rings, equipped with high-capacity synchronous digital hierarchy equipment. Such rings will provide redundancy by using dual paths for telecommunications transmissions and will extend to a customer facility either directly or on a point-to-point link from the rings. Such rings will finally connect to the customer through customer-dedicated or shared electronics on or near the customer premises.

     NETWORK CONSTRUCTION

     Prior to undertaking acquisition or construction of a network in a particular market, we will undertake an analysis of a number of factors, as discussed above, to determine whether such acquisition or construction is economically justifiable. Wherever appropriate, we will seek to purchase or lease fiber optic cable that is not equipped or has not been activated for commercial use or utilize high-frequency short-haul microwave transmissions as a method of accelerated entry into a selected market.

     We expect that we will contract construction and installation services to independent contractors selected through a competitive bidding process. Our personnel are expected to provide project management services, including contract negotiation, construction supervision, testing and certification of installed facilities. The construction period of a network is expected to vary greatly, depending on such factors as network route kilometers, number of buildings involved in the initial installation and local construction regulations. Upon completion of the first phase of construction, or the initial loop, we expect to commence generating revenue. Further expansion of the network will be dictated by customer growth and customers' relative proximity to the initial loop.

     Our initial capital requirement to develop our Access Services business in Europe will be financed with a majority of the proceeds from our July 1998 stock and convertible debt offerings. In addition, we contemplate that we will raise additional financing, the proceeds of which will be applied toward the construction of our local access infrastructure. We have not yet determined the size and timing of such financing. We cannot estimate with any degree of certainty the amount and timing of our future capital requirements for the development of our Access Services line of business, which will be dependent on many factors, including the success of our Access Services business, the rate at which we expand our networks and develop new networks, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control including competitive conditions, regulatory developments and capital costs. We believe that as we develop, our Access Services line of business, it is likely that we will need to raise additional capital. See "-- Risk Factors -- We may be unable to raise additional capital necessary to implement our business strategy."

  SALES AND MARKETING

     In each of our target markets, we intend to establish our own direct sales force. As we will be targeting large financial, corporate and governmental customers with demanding telecommunications service requirements, we expect that our internal sales force will include dedicated sales and customer service representatives. Our Access Services sales force will offer direct local access to Business Services customers in those metropolitan markets in which our Access Services builds local fiber loops. In addition, our Access Services will work closely with our Business Services to identify key customers and develop joint service offerings.

  GTS ACCESS SERVICES IN CENTRAL EUROPE

     In Central Europe, we currently provide private data communications services to government and commercial customers in Hungary, the Czech Republic, Slovakia and Romania. In the Czech Republic, we provide outgoing voice services and high-speed Internet access to business customers and operate an international gateway and a data services network. In Hungary, we provide data transmission services through a nationwide microwave network and a satellite-based network installed at customer sites throughout the country. We plan to develop two fiber loops in Budapest. Subject to certain regulatory approvals, we have also obtained a license to provide international data services in Poland and expect to begin operations during the first quarter of 1999.

     In January and February 1999, we acquired an interest in two Internet providers in Central Europe, DataNet in Hungary and NetForce in the Czech Republic. In addition, we also acquired interests in two of the largest Internet service providers in Poland, Internet Technologies and ATOM.

     Our strategy in Central Europe is to expand our service offerings as the regulatory environment permits, utilizing our existing infrastructure where possible and providing a broad range of services to our target markets. The establishment of competitive providers of local access in various Central European cities is a major component of this strategy.

  BILLING AND INFORMATION SYSTEMS

     Sophisticated information and processing systems will be vital to the success of Access Services. Specifically, we will need to develop systems to enter, schedule, provision, and track a customer's order from the point of sale to the initiation of service and such systems will need to include, or interface with, trouble-shooting systems, management, billing, collection and customer service systems. We expect the development of our systems to require substantial capital and management resources. See "-- Risk Factors -- Dependence on effective billing and management information systems."

GTS BUSINESS SERVICES - CIS AND MOBILE SERVICES - CIS

     We provide digital voice, data, Internet and local services in Moscow through our Sovintel, Sovam and TeleCommunications of Moscow ventures and provide these same services to fourteen additional cities in the CIS through our TeleRoss long distance network. We continue to evaluate the business environment in Russia and the CIS for possible attractive opportunities for investments that may complement our existing operations in Russia and the CIS. We continuously consider a number of potential transactions, some of which may involve the contribution of certain of our Russian businesses in exchange for an interest of equivalent or greater value in the surviving entity and, if consummated, may be material to our operations and financial condition.

  BACKGROUND ON THE POLITICAL, ECONOMIC AND TAX ENVIRONMENT IN RUSSIA

     Political. In recent years, Russia has been undergoing a substantial political transformation. The various government institutions in Russia and the other independent countries of the CIS and the relations between them, as well as the government's policies and the political leaders who formulate and implement them, are subject to rapid and potentially violent change.

     The political and economic changes in Russia have resulted in significant dislocations of authority. As a result of the turmoil at the federal government level and the continuing absence of a strong central government, the regions of Russia are exercising more independence in both political and economic policies. Significant organized criminal activity and high levels of corruption among government officials exist where we operate. For a description of political risks our operations in Russia and the CIS face, see "-- Risk Factors -- Turmoil in Russia and the CIS creates significant uncertainty for our operations."

     Economic. In May and early June 1998, the Russian Central Bank and other Russian governmental authorities adopted a number of measures, including increasing the inter-bank lending rate charged by the Russian Central Bank and the rate offered on sovereign debt obligations, in order to maintain the value of the ruble and reduce the risk of the flight of foreign capital from the Russian economy. These measures failed to stabilize the economy or provide adequate liquidity.

     On August 17, 1998, the Russian government and the Central Bank of Russia announced emergency steps to improve liquidity. Pursuant to this decision, the ruble's value was allowed to float between 6.0 and 9.5 rubles to the United States Dollar. Also, a 90-day moratorium was placed on the payment of foreign exchange to meet certain obligations of Russian entities. Finally, the Russian government announced that it intended to restructure the payment terms of certain treasury bills. Since the decision on August 17th, the ruble's value has declined substantially below the 9.5 ruble/United States Dollar floor set on that date. Although the 90-day moratorium has not been extended, the consequences of the decision on August 17 and its aftermath remain unclear. The International Monetary Fund and the G-7 have thus far refused to advance emergency funds to

Russia to address the recent liquidity crisis. For a description of economic risks relating to our operations in Russia and the CIS face, see "-- Risk Factors -- Turmoil in Russia and the CIS creates significant uncertainty for our operations."

     Taxes. Generally, taxes payable by Russian companies are substantial. There is no consolidation provision, and thus, dividends are subject to Russian taxes at each level that they are paid. Currently, dividends are taxed at 15% and the payor is required to withhold the tax when paying the dividend, except with respect to dividends to foreign entities that qualify for an exemption under treaties on the avoidance of double taxation. To date, the system of tax collection has been relatively ineffective, resulting in the continual imposition of new taxes in an attempt to raise government revenues. This history, plus the existence of large government budget deficits, raises the risk of a sudden imposition of arbitrary or onerous taxes, which could adversely affect us. For a description of tax risks relating to our operations in Russia and the CIS face, see "-- Risk Factors -- Turmoil in Russia and the CIS creates significant uncertainty for our operations -- Our Russian tax burden may be significantly greater than anticipated."

  OVERVIEW OF RUSSIAN TELECOMMUNICATIONS MARKET

     We believe that evolving changes in government policy over the last several years and the overall inadequacy of basic telecommunications services throughout Russia have created a significant opportunity, although recent political and economic developments have created considerable uncertainty. Following the former Soviet Union's transformation from a centralized economy to a more market-oriented economy, increased demand from emerging private businesses and from individuals, together with the poor state of the public telephone network, has led to rapid growth in the telecommunications sector in Russia and the other independent republics of the CIS.

     Although it remains subject to certain restrictions, significant progress in privatization of the telecommunications industry in Russia and the other independent republics of the CIS has occurred. Under Russian law, state-owned enterprises within the telecommunications sector were subject to privatization but only pursuant to a decision of the Russian government in each individual case and with the state retaining a certain percentage of the stock of the privatized entity for three years, subject to extension for national security reasons. At present, virtually all of the former state telecommunications enterprises have been privatized and, subject to the above restrictions, shares of the newly formed joint stock companies have been sold to the public.

     Despite the recent changes in the Russian telecommunications industry, the level and quality of telecommunications service generally available from most public operators in Moscow remains significantly below that available in cities of Western Europe and the United States, although in recent years, the Moscow local telephone infrastructure has benefitted from significant capital investment. Outside Moscow (and to a lesser extent St. Petersburg), most standard Russian telecommunications equipment is obsolete.

  MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN RUSSIA AND THE CIS

     We have a policy worldwide of complying with all applicable laws. However, emerging market countries often have commercial practices and less developed legal and regulatory frameworks that differ significantly from practices in the United States and other Western countries. In addition, some local practices, such as the payment of fees for the purpose of obtaining expedited customs clearance and other commercial benefits that may be common methods of doing business in these markets, might be unlawful under the laws of the United States and other countries.

     In light of these circumstances, in the second half of 1996 we increased our efforts to improve our management and financial controls and business practices. We recruited a more experienced financial and legal team, including a new Chief Financial Officer, a senior finance officer overseeing all of the regions in which we operate, a senior finance officer for the CIS region, and a senior legal officer for the CIS region and adopted a more rigorous Foreign Corrupt Practices Act and applicable local laws compliance program.

     In addition, in early 1997, we retained special outside counsel to conduct a thorough review of certain of our business practices in the emerging markets in which we operate to determine whether deficiencies existed that needed to be remedied. In the course of this review, we replaced certain senior employees in Russia and instituted additional and more stringent management and financial controls. The review did not identify any violations of law that we believe would have a material adverse effect on our financial condition. However, if we were found by government authorities to have violated any law, depending on the penalties assessed and the timing of any unfavorable resolution, future results of operations and cash flows could be materially adversely affected in a particular period.

     We believe that the special counsel review was properly conducted and sufficient in scope and that the actions taken since the review to strengthen our management, financial controls and legal compliance will be adequate to address any possible deficiencies. However, we cannot assure you that all potential deficiencies have been identified or that the control procedures and compliance programs we have implemented will be effective. The audit committee of our board recently reviewed our legal compliance procedures. We believe that this continued oversight will help to ensure that any problems in these procedures are addressed. For a discussion of the risks we face, see "-- Risk Factors -- Our management, legal and financial controls may be inadequate to ensure that we comply with applicable laws.

  GTS BUSINESS SERVICES - CIS

     OPERATIONS

     We provide a broad range of telecommunications services in Russia, including international long distance services, domestic long distance services, cellular services, high speed data transmission, Internet access and local access services. Dedicated and leased capacity supplements our own infrastructure, allowing us to bypass the severely congested and poorly maintained local, domestic and long distance circuits of the Russian and Ukrainian carriers.

     Our business units seek to integrate and co-market their service offerings, utilizing TeleRoss as the long distance provider, Sovintel as the international gateway, TeleCommunications of Moscow and Mobile Services for local access, and Sovam Teleport as the data communications and Internet access network for business applications and on-line services. This integrated marketing approach enables us to provide comprehensive telecommunications solutions to multinational corporations operating throughout Russia and the other independent countries of the CIS. We have taken preliminary steps to combine Telecommunications of Moscow, TeleRoss and Sovam. For a discussion of the risks associated with our joint ventures, see "-- Risk Factors -- Turmoil in Russia and the CIS creates uncertainty for our operations -- We may be overly dependent on our joint ventures."

     Sovintel. We own 50% of Sovintel, a joint venture with Rostelecom, the national long distance carrier. Sovintel markets a broad range of high quality telecommunications services by (i) directly providing international direct dial access to over 180 countries and private line dedicated voice channels and (ii) leveraging the infrastructure and services of our other Russian ventures, including TeleRoss, TeleCommunications of Moscow and Sovam. Sovintel customers, which primarily consist of businesses, hotels and Moscow-based cellular operators, are able to access these telecommunications services through Sovintel's fully-digital overlay network in Moscow. In addition, Sovintel continues construction of its St. Petersburg network which is interconnected to Sovintel's Moscow network and is intended to support Sovintel's Moscow clients which have a presence in St. Petersburg.

     Telecommunications of Moscow. During the third quarter of 1998, we increased our beneficial ownership of Telecommunications of Moscow to 95%. Telecommunications of Moscow provides a licensed numbering plan and interconnection to the Moscow city telephone network for carriers needing basic local access service in Moscow. Telecommunications of Moscow is currently licensed to provide 100,000 numbers in Moscow, of which over 78,000 have been leased. Telecommunications of Moscow has completed agreements required to construct and provide an additional 50,000 numbers. The construction started in 1998 and is expected to be completed by the end of 1999. Telecommunications of Moscow's switching facilities are fully integrated with the networks of Rostelecom, Sovintel, and Moscow city telephone network, allowing it to provide high quality digital service to its customers.

     Telecommunications of Moscow acts as a local gateway by providing numbers and ports to carriers in Moscow, including Sovintel, VimpelCom and Moscow Cellular, and thus providing interconnectivity to the Moscow city telephone network. Access to the Moscow city telephone network provides customers with the higher quality and broader range of services available in Moscow, such as the services provided by Sovintel. Access from outlying regions is typically obtained through a domestic long distance service provider such as TeleRoss. See "-- Sovintel" and "-- TeleRoss."

     TeleRoss. TeleRoss is a wholly owned subsidiary that operates a domestic long distance network. In addition, TeleRoss has a 50% ownership interest in 14 joint ventures that originate traffic and provide local termination of calls. The TeleRoss domestic long distance network serves 15 major Russian cities, including Moscow and, through satellite technology, 21 customers located outside these cities. TeleRoss provides digital domestic long distance services and other value-added services through its own infrastructure as well as access to Sovintel's international gateway services and access to the Moscow city telephone network through Telecommunications of Moscow's switching facilities. Sovam uses the TeleRoss digital channels to provide regional data service and has co-located its access facilities with TeleRoss.

      Sovam. Sovam provides high-speed data communications services, electronic mail and database access over a high-speed packet/frame relay network to its customers in a large number of major Russian and CIS cities. Sovam also offers Russia On Line, the first Russian language Internet service. Russia on Line (which is our registered trademark) provides direct access to the Internet as well as access to a wide range of local and international information services and databases. In addition to serving the Moscow and St. Petersburg markets, Sovam offers its services in all TeleRoss cities, as well as 32 additional cities in Russia and the CIS.

      Sovam employs a dedicated sales and marketing force. Sovam's sales efforts are focused primarily on the banking and financial communities and large multinational companies. We frequently market bundled service packages, which include Sovam's data and Internet service, Sovintel's international service and TeleRoss's long distance service in order to offer customers a comprehensive telecommunications solution.

  GTS MOBILE SERVICES - CIS

     Our Mobile Services line of business operates cellular businesses in Russia and the Ukraine. In Russia, we have a wholly owned subsidiary, Vostok Mobile, which currently operates thirteen AMPS cellular companies in Russian regions located primarily west of the Urals under the trade name Unicel. Vostok Mobile owns between 50% and 100% of the Unicel cellular joint ventures in Russia. Unicel provides analog cellular telephone service based on the Advanced Mobile Phone System, or AMPS technology. In addition, through Vostok Mobile, we participate in PrimTelefone, a 50%-owned joint venture that operates an analog network in Vladivostok and other cities in the Primorsky region of Russia based on the Nordic Mobile Telephone System, or NMT technology. In April 1998, PrimTelefone was also awarded a license to operate GSM-1800 in 14 regions of the Russian Far East. In the Ukraine, we have an approximately 57% beneficial interest in Golden Telecom, which operates a digital GSM-1800 cellular network in Kiev, and an international overlay network in the Ukraine. Our Mobile Services entities hold licenses covering major Russian and the Ukrainian markets excluding Moscow and St. Petersburg, with an aggregate 1997 population of approximately 42 million people.

COMPETITION FACED BY OUR LINES OF BUSINESS

     The European and international telecommunications industries are highly competitive. Our competitors in these markets include the following entities, many of which have substantially greater technical, financial, marketing and other resources:

     - established national or regional public telecommunications operators and providers;

     - private multinational telecommunications carriers;

     - other private telecommunications developers and niche providers; and

     - consortia of telecommunications providers.

     Historically, the European public telecommunications operators monopolized the provision of telecommunications services in their national or regional home markets and designed their networks according to national rather than international considerations. Between 1990 and 1997, however, the European Union implemented a series of directives designed to open up European telecommunications markets to competition. These directives required EU member states to implement legislation liberalizing their respective telecommunications markets to permit alternative telecommunications companies both to provide telecommunications services and to access the existing telecommunications infrastructure controlled by these national and regional providers. In response to these European regulatory changes, a number of companies, including our company, have emerged to compete with the European public telecommunications operators. We believe that competition for telecommunications services in Europe will continue to increase as a result of continuing liberalization.

     Accordingly, we compete primarily with national public telecommunications operators and other providers which have established market presences, fully-built networks and financial and other resources which are substantially greater than ours and, in the case of many public telecommunications operators, control over the intra-national transmission lines and connections to such lines. Additionally, the ownership of such infrastructure provides them with significant cost advantages. Since we utilize many of these networks to provide our services, the failure to gain cost-oriented access to such networks could have a material adverse impact on our business, results of operations and financial condition.

     We believe that other competitors in the European markets will include private multinational consortia such as Unisource, Concert and Global One, as well as resellers, microwave and satellite carriers, mobile wireless telecommunications providers, cable television companies, utilities and other competitive local telecommunications providers. We also compete with other medium-sized private carriers and resellers in Europe. These companies are generally more aggressive than the public telecommunications operators and other dominant providers and sometimes bring experience from more mature marketplaces. Like ourselves, these providers often target medium-to large-sized business customers and other big market segments. In addition, the development of new technologies could give rise to significant new competitors.

     Competition in the European telecommunications industry is based upon price, customer service, type and quality of services and customer relationships. Our strategy is predicated on our ability to reduce our prices below the prices charged by the public telecommunications operators or dominant carriers in each of our markets, yet offer high-quality products and telecommunications services. However, prices have decreased substantially over the last few years in most of our markets. Some of our larger competitors may be able to use their greater financial resources to cause severe price competition in the countries in which we operate. We expect that prices will continue to decrease for the foreseeable future and that public telecommunications operators and other providers will continue to improve their product offerings. For a discussion of the risks posed by our competitors' operations, see "-- Risk Factors -- Competitors with greater resources may adversely affect our business," "-- Risk Factors -- Failure to be competitive with national public telecommunications operators could adversely affect our business," and "-- Risk Factors-- Our competitive position may be compromised by our dependence on other telecommunications service providers."

     We have outlined below the competitive environment with respect to each of our six lines of business.

  GTS CARRIER SERVICES

     The success of our Carrier Services line of business depends upon our ability to compete with a variety of other telecommunications providers offering or seeking to offer cross-border services, including (1) the respective public telecommunications operator in each country in which Hermes Railtel's network operates, (2) global alliances among some of the world's largest telecommunications carriers, and (3) global operators. We expect that some of these current and future competitors may also become our customers. We also believe that the ongoing liberalization of the European telecommunications market will attract additional entrants to the carrier's carrier market and increase the intensity of competition. Competitors in this market compete primarily on the basis of price and quality. We intend to focus on these factors and on service innovation as well. Our Carrier Services business plan anticipates substantial direct and indirect competition. For a discussion of the risks associated with our Carrier Services line of business, see "-- Risk Factors -- Access Services and Business Services activities may adversely affect our Carrier Services line of business" and "-- Risk Factors -- The technology of our Hermes Railtel network could become obsolete."

     Various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN-Qwest, Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd., and British Telecommunications plc, have announced plans to construct, have begun to construct or are operating fiber optic networks across various European countries. Some of these networks include, or their promoters have expressed their intentions to include, transatlantic connectivity.

  GTS BUSINESS SERVICES

     We have not achieved and we do not expect to achieve a significant market share for our services in any of Business Services' markets. We expect that prices for our Business Services line of business will continue to decrease for the foreseeable future. In addition, certain of our customers, in particular wholesale carriers, may sometimes use more than one service provider and may reduce their use of our services and switch to other providers.

     In each of our current Business Services markets we compete primarily with the national public telecommunications providers. Other competitors of Business Services include private multinational consortia as well as microwave and satellite carriers, mobile wireless telecommunications providers, cable television companies, utilities and competing local telecommunications providers and other medium-sized carriers and resellers in Europe. Some of these carriers have established their own switch sites and operate their own networks. Competitors in this segment include MCI/WorldCom, COLT, Viatel and RSL, which compete in multiple countries, and country-specific competitors such as Energis
(UK), Arcor (Germany), Telfort (The Netherlands), Retevision (Spain), Infostrada (Italy) and Cegetel (France). These providers are generally more entrepreneurial than the public telecommunications operators and other dominant providers and sometimes bring experience from more mature markets. Like us, these providers often target small, medium and large-sized business customers or other market niches.

  GTS WHOLESALE SERVICES

     Our Wholesale Services line of business will face competition from a consortia of telecommunications operators, large public telecommunications operators and other international telephone operators with advanced network infrastructures, access to large quantities of long-haul capacity and established customer bases. Public telecommunications operators currently providing large amounts of international traffic have already established direct routes, transit arrangements and correspondent relations and many have excess capacity that they resell in competition with Wholesale Services.

     With deregulation of the telecommunications markets, opportunities for the establishment of international gateways will likely develop and, as a result, competition in the market for our Wholesale Services will increase. We intend to relocate and consolidate our Wholesale Services operations in London, which is served by the Hermes Railtel network. This will allow us to route our Wholesale Services customers' traffic through the Hermes Railtel network and incur reduced transmission expenses, thereby enhancing the competitiveness of Wholesale Services' operations.

  GTS ACCESS SERVICES

     Public telecommunications operators often offer both local and long distance services and benefit greatly from their position as sole historic provider in the markets they serve. We believe that the market for the provision of local services is sufficiently attractive to cause additional competitive local exchange carriers, including multi-national carriers, to enter the market to offer products and services which would compete with ours.

     We will compete with public telecommunications providers and, in certain markets, competitive local exchange carriers, including, among others, COLT TeleCom Group plc, which is providing service through networks in London, Frankfurt, Munich, Hamburg, Berlin, Paris, Zurich, Amsterdam, Brussels, Madrid and Dusseldorf, and MCI WorldCom, whose pan-European fiber network connects London, Amsterdam, Brussels, Frankfurt and Paris. We believe, based on our experience in Western and Central Europe, Russia and the CIS, that we have the knowledge and ability to develop products and services which will be competitive with other competitive local exchange carriers in terms of content, quality and price.

  GTS BUSINESS SERVICES - CIS AND MOBILE SERVICES - CIS

     We face significant competition in virtually all of our existing telecommunications businesses in Russia and the other independent countries of the CIS. We believe that we have certain competitive advantages in each of these markets because of our operating history, our ability to bundle a broad range of telecommunications services in the region and our ability to make rapid decisions in pursuing new business opportunities and addressing customer service needs. We also believe that our local partnerships and reliance on nationals in the management of its businesses and joint ventures provide us with better knowledge of local political and regulatory structures, cultural awareness and access to customers.

LICENSES AND REGULATORY ISSUES

  OVERVIEW

     The regulation of the European telecommunications industry is in the midst of significant changes. Starting in 1987, a policy document, the EC Green Paper on Telecommunications, charted the course for the current changes in the EU telecommunications industry by advancing principles such as separation of operators from regulators, transparency of procedures and information, cost orientation of tariffs, access to monopoly public telephone operator infrastructure networks and the liberalization of services. The Green Paper formed the basis of subsequent liberalization and harmonization EU directives. In 1990, the EU member states approved two directives that established these principles in EU law: the Open Network Provision Framework Directive and the EU Services Directive. Combined, these two directives set forth the basic rules for access to public telephone networks and the liberalization of the provision of all telecommunications services within the EU except for certain selected services, including voice telephony.

     In 1992, the EU approved the Open Network Provision Leased Line Directive, which required the incumbent operators to lease lines to competitors and end users, and to establish cost accounting systems for these products by the end of 1993. The national regulatory authorities were to use this cost information to set cost-orientated tariffs for leased lines. Even though most EU member states have established regulatory frameworks requiring public telecommunications operators to lease lines to competitors and end users, we believe that, in some EU member states, such lines are not yet being offered at cost-orientated prices.

     In 1996, the EU issued the Full Competition Directive, which requires EU member states to permit the provision of telecommunications services, other than certain selected services, including voice telephony, over networks established by the provider of the services, over network infrastructure provided by third parties or by means of sharing of networks from July 1996. Since then, there has been an increasing supply of such capacity offered at attractive prices from such alternative suppliers. The Full Competition Directive also established January 1, 1998 as the date by which all EU member states must establish a legal framework which removes all remaining restrictions on the provision of telecommunications services, including voice telephony. However, the following EU member states were granted a delay in implementing this liberalization directive: (1) Greece, through December 31, 2000; (2) Ireland, through January 1, 2000; (3) Luxembourg, through July 1, 1998; (4) Portugal, through January 1, 2000; and (5) Spain, until November 30, 1998. Ireland implemented the Full Competition Directive in December 1998. Subject to the foregoing, each EU member state is obliged, under EU law, to enforce the terms of the Full Competition Directive in such a manner so as to ensure that its aim and purpose is carried out. Enforceability of the Full Competition Directive may be challenged at the EU level or at the EU member state level. Furthermore, in practice, implementation and enforcement of the directive has been and may also continue to be delayed on a country by country basis.

     As a complement to the Full Competition Directive, the European Parliament and Council of Ministers in June 1997 adopted a directive which governed the manner in which public network operators and service providers interconnect with the public telecommunications operators' public networks. Among other things, this directive requires EU member states to ensure that public telecommunications operators with significant market power should provide interconnection on the basis of cost-oriented charges.

     In April 1997, the European Parliament and the Council of Ministers adopted a directive on a common framework for general authorizations and individual licenses in the field of telecommunications services, including networks. Licenses must be awarded through open, non-discriminatory and transparent procedures and applications will be required to be dealt with in a timely fashion. The number of licenses may be restricted only to the extent required to ensure the efficient use of radio frequencies or for the time necessary to make available sufficient numbers in accordance with EC law.

     In February 1998, the European Parliament and the Council of Ministers adopted a directive on the application of the Open Network Provision to voice telephony and on universal service.

     Despite these regulatory initiatives supporting the liberalization of the telecommunications market, most EU member states are still in the initial stages of liberalizing and harmonizing their telecommunications markets and establishing competitive regulatory structures to replace the monopolistic environment in which the public telecommunications operators previously operated. For example, most EU member states have only recently established a national regulatory authority. In addition, the implementation, interpretation and enforcement of these EU directives differs significantly among the EU member states. While some EU member states have embraced the liberalization process and achieved a high level of openness, others have delayed the full implementation of the directives and maintain several levels of restrictions on full competition.

     Member states of the EU are also bound as a matter of international law to comply with certain multilateral trade rules and regulations. On February 15, 1997, over 60 members of the World Trade Organization committed to open their telecommunications markets for basic telecommunications services to foreign competition and ownership and to adopt regulatory measures designed to protect foreign telecommunications providers against anticompetitive behavior by domestic public telecommunications operators. For most signatories to this World Trade Organization Telecommunications Agreement, these commitments took effect on February 5, 1998 (including the EU member states). We believe that the World Trade Organization Telecommunications Agreement will primarily impact call termination charges outside the EU. For a discussion of the regulatory risks involved, see "-- Risk Factors -- Delays in liberalization of the EU telecommunications market may adversely affect execution of our business strategy," and "-- Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets."

     As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations and the interpretation of such laws and regulations differ significantly among the jurisdictions in which we operate. For a discussion of the regulatory risks we face, see "-- Risk Factors -- Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets."

     We are in the process of reviewing the licenses, permits and authorizations that we obtained through our acquisition of NetSource and Esprit Telecom. It may be possible for us to use certain of these licenses to provide services through our Carrier Services, Business Services or Access Services lines of business.

  GTS CARRIER SERVICES

     HERMES RAILTEL

     A summary discussion of the regulatory framework in certain countries where Hermes Railtel has developed and is developing its network is set forth below. This discussion is intended to provide a general outline, rather than a comprehensive discussion, of the more relevant regulations and current regulatory posture of the various jurisdictions.

     National authorities in individual member states of the EU are responsible for regulating the construction and operation of telecommunications infrastructure. We believe that the adoption of the Full Competition Directive and the various related directives adopted by the European Parliament and the Council of the EU have resulted in the removal of most regulatory barriers to the construction and operation of telecommunications infrastructure in the countries of the EU where we currently operate.

     Hermes Railtel requires licenses, authorizations or registrations in almost all countries to operate the network. Licenses, authorizations or registrations have been obtained in Belgium, France, Germany, Italy, Luxembourg, The Netherlands, Spain, Sweden, Switzerland, the UK and the United States. No license or authorization is required to operate a network in Denmark. Hermes Railtel intends to file applications in other countries in anticipation of service launch in accordance with the network roll-out plan.

     Belgium. Belgium has implemented the "alternative infrastructure" provider provision of the Full Competition Directive. Most of the EC telecommunications liberalization package was adopted at the end of December 1997. The implementing legislation (Royal Decrees) regarding the licensing regimes for the provision of voice telephony services and the establishment of public network infrastructure was approved by the Council of Ministers at the end of June 1998. The official publication and the entry into force of that implementing legislation took place in July 1998. Until such entry into force, the Belgian Telecommunication Authority continued to work with the system of provisional licenses. Hermes Railtel has already obtained, through a wholly owned subsidiary, a license in February 1997 from the Belgian regulatory authority to build infrastructure between major Belgian population centers and the relevant border crossings. Hermes Railtel also has an authorization to provide liberalized services using alternative infrastructure. The liberalization legislation requires all previously licenced operators to apply for new licenses or authorizations. Hermes Railtel applied for a new license in October 1998 and was granted its license to build and operate its network under the new regulatory framework on January 26, 1999.

     Denmark. With the liberalization of infrastructure as of July 1, 1997, Denmark has fully liberalized its telecommunications markets in accordance with the requirements of the relevant EC Directives. According to the Danish rules, Hermes Railtel will not require any regulatory approval in order to install or operate the network in Denmark.

     France. A new regulatory agency, the Autorite de Regulation des Telecommunications, was established in France effective January 1, 1997. In 1996, France approved legislation to implement the Full Competition Directive and to remove all remaining restrictions on competition from January 1998. In October 1997, Hermes Railtel obtained authorization to operate its network in specific regions of France. In August 1998, Hermes Railtel was granted an extension of its license in order to extend its network in France to reach Italy and Spain. Such authorization requires prior notification to and approval of the Autorite de Regulation des Telecommunications of any substantial changes in the capital of Hermes Railtel or its controlling shareholder.

     Germany. Germany has approved legislation to implement the Full Competition Directive and remove all remaining restrictions on competition from August 1996. Hermes Railtel was granted a license by the German regulatory authorities on July 18, 1997. The license permits Hermes Railtel to operate the portions of the network in Germany connecting Dusseldorf, Frankfurt and Stuttgart; Dusseldorf to the Dutch border; and Stuttgart to the French border. In 1998, Hermes Railtel was granted extensions to its license to include operation of routes linking Hamburg, Hanover, Munich and Berlin and of routes to Denmark.

     Italy. Although in the past Italy has been dilatory in implementing EC liberalization measures, Italy enacted legislation on July 31, 1997 creating an independent national regulatory authority for the telecommunications and audiovisual sectors. On September 19, 1997, Italy enacted a regulation implementing all EC directives in the telecommunications sector and since then specific laws relating to licensing and interconnection and universal service have been approved. Hermes Railtel was granted a license by the Italian authorities in August 1998, enabling the development of its network in the northwest region of Italy and the offering of services in Milan.

     Luxembourg. A new Telecommunication Act entered into force in April 1997, and a Royal Decree on licensing conditions entered into force in July 1998. Hermes Railtel applied to the Luxembourg regulatory authority for a license to build and operate its network in Luxembourg in October 1998. On February 11, 1999, we were granted a license to build and operate a public telecommunications network.

     The Netherlands. On July 1, 1997, the Dutch government abolished the prohibition on the use of fixed infrastructure for the provision of public voice telephony, thereby complying with the requirements of the Full Competition Directive six months ahead of schedule. On August 1, 1996, Hermes Railtel was granted an authorization for the installation, maintenance and use of a fixed telecommunications infrastructure.

     A new Telecommunications Act came partly into force on December 15, 1998. The new Act confirms the full liberalization of the telecommunications market according to European Community standards. When the new Telecommunications Act entered into force, the authorization held by Hermes Railtel ceased to exist. Under the new Telecommunications Act, Hermes Railtel has an obligation to register its activities. A request for registration with the Dutch regulatory authority ("OPTA") was filed in February 1999 and the OPTA granted Hermes Railtel its registration as a public telecommunications operator on March 3, 1999.

     Spain. Under the Full Competition Directive, Spain was granted the right to request a delay of up to five years in liberalizing fully its telecommunications market. In April 1998, Spain adopted the LGT, its new telecommunications law. The LGT was implemented through the use of secondary legislation. The LGT and the secondary legislation resulted in the full liberalization of the Spanish telecommunications market on December 1, 1998. On December 3, 1998, the Spanish regulatory authority began to issue licenses under the new regime. Hermes Railtel was granted a license to install and operate a telecommunications network in Spain on January 14, 1999.

     Sweden. Full liberalization of the Swedish telecommunications market occurred in 1993. A new Telecommunications Act was passed in 1997 to reinforce the powers of the national regulatory authority, to ensure conformity with EC Directives and to supplement the pre-existing licensing regime with a general authorization regime for certain services. Hermes Railtel registered with Swedish authorities has been able to provide service in Sweden since July 1998.

     Switzerland. The Swiss Parliament has passed a Telecommunications Law which entered into force on January 1, 1998. Although Switzerland is not a Member State of the EU, the effect of the law is largely to mirror the EC telecommunications liberalization directives. From that date, voice telephony monopoly was abolished and services fully liberalized. In September 1998, the Swiss regulatory authority granted Hermes Railtel a definitive concession (replacing an earlier provisional concession) to build and operate its network in Switzerland.

     United Kingdom. Since the elimination in 1991 of the UK telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of Oftel, the UK telecommunications regulatory authority, to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The UK has already liberalized its market beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. Hermes Railtel has received a license from the Secretary of State for Trade and Industry dated December 18, 1996 which grants it the right to run a telecommunications system or systems in the UK connected to an overseas telecommunications system and to provide international services over such systems. Like the licenses granted to other providers of international facilities-based services, the license granted to Hermes Railtel was for an initial six months' duration and thereafter is subject to revocation on one month's notice in writing. The short duration of these initial licenses was adopted for administrative convenience to facilitate reforms to the licensing regime which are expected in 1999. The Department of Trade and Industry has confirmed that it intends to replace the initial licenses with new licenses and that it would not revoke an initial license without replacing it with another license giving an equivalent authorization. The Department of Trade and Industry is currently discussing with license holders the arrangements to put these new licenses into effect. Although the Department of Trade and Industry has indicated that the new licenses are expected to be of 25 years' duration, we cannot assure you that this will be the case or that the new licenses will not contain terms or conditions unfavorable to Hermes Railtel.

     United States. Hermes Railtel was granted a license by the FCC pursuant to section 214 of the Communications Act of 1934 authorizing it to provide limited global facilities-based and global resale services (subject to the terms and conditions imposed by the law and authorization), effective October 23, 1998. The 214 authorization does not allow Hermes Railtel to offer US services to Hungary, Poland, the Czech Republic, Romania, Monaco, Russia, Ukraine, Kazakhstan, Uzbekistan, Azerbaijan, China and India.

     In addition to the discussion above, Hermes Railtel intends to file applications in other countries (including Austria, Croatia, Czech Republic, Hungary, Poland, Portugal, Slovakia and Russia) in anticipation of service launch in accordance with the Hermes Railtel network roll-out plan. With the exception of Austria and Portugal, which are members of the EU and whose laws must comply with EC Directives, these countries have not generally liberalized their telecommunications sector. We cannot assure you that they will do so in a timely manner or at all. In addition, the terms and conditions of Hermes Railtel's licenses, authorizations or registrations may limit or otherwise affect Hermes Railtel's scope of operations. We cannot assure you that Hermes Railtel will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services it currently provides and plans to provide, that such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or that the licenses, authorizations or registrations required in the future can be obtained by Hermes Railtel. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on Hermes Railtel.

     TRANSOCEANIC SERVICES

     A summary of the discussion of the regulatory framework in the United Kingdom, United States and France that will apply to Transoceanic Services has already been provided in the section on Hermes Railtel above. Transoceanic Services, like Hermes Railtel, will require licenses, authorizations or registrations to the extent that it will operate its own network in the United Kingdom, United States and France. Since Hermes Railtel has obtained the necessary licenses, authorizations or registrations in the United Kingdom, United States and France, Transoceanic Services will endeavor to use the same (where allowed by national licensing frameworks) in order to build its initial network, while it obtains its own licenses, authorizations and registrations. Alternatively, Transoceanic Services may seek to benefit from Hermes Railtel's licenses to the extent that they may be transferred from Hermes Railtel to GTS Carrier Services. The transfer of these licenses could be undertaken in the event that the Hermes Railtel network and Transoceanic Services can be operated under one license. Such a transfer initially may be envisaged in France where licenses may be transferred subject to ministerial approval. The regulatory framework in the United Kingdom and United States, however, would require GTS Carrier Services to obtain new licenses, authorizations or registrations.

     In addition, the terms and conditions of the licenses, authorizations or registrations may limit or otherwise affect Transoceanic Services' scope of operations. We cannot assure you that Transoceanic Services will be able to obtain such licenses, authorizations or registrations or that Transoceanic Services' operations will not become subject to other regulatory, authorization or registration requirements in the countries in which it plans to operate. For a discussion of these risks, see "-- Risk Factors -- Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets."

     IP SERVICES

     At present there is no general consensus on the regulatory position of IP services in Europe and the United States. At the moment IP services are generally treated as unregulated or, in some European countries, as a telecommunications service subject to minimal regulatory requirements. We cannot assure you that IP Services will not be regulated in the future in Europe or the United States. We will continue to monitor regulatory developments that may impact IP Services' operations.

  GTS BUSINESS SERVICES

     UNITED KINGDOM

     The telecommunications services which we provide through Business Services are subject to and affected by licenses issued by the United Kingdom's Department of Trade and Industry and regulations introduced by Oftel, the United Kingdom telecommunications regulatory authority. Business Services' UK subsidiary received an international simple resale license from the Department of Trade and Industry in 1993, which permitted us to provide international telecommunications services by way of resale of other carriers' facilities. In December 1996, Business Services' UK subsidiary was among the first recipients of an international facilities license, which permits us to purchase, lease or build our own international infrastructure and to interconnect to the public network. In December 1997, we were granted a domestic public telephone operator license that will enable us to build out our network and obtain more favorable interconnect terms from British Telecom.

     Business Services' UK subsidiary also holds a Section 214 authorization license issued by the U.S. Federal Communications Commission under Section 214 of the United States Communications Act of 1934, as amended. Subject to certain restrictions, the Section 214 authorization permits us to originate and terminate facilities-based and resold private line and switched telecommunications services in the United States, including among other things, reselling international private lines interconnected at both ends to the public switched telephone network on the United States-United Kingdom route for the provision of switched services. Under the FCC's rules, such interconnected private lines may at present be used only for switched traffic that either: (i) originates in the United Kingdom and terminates in the United States or vice versa; (ii) originates in the United States, the United Kingdom, Canada, New Zealand, Australia, Sweden, The Netherlands, France, Germany, Belgium, Denmark, Norway, or Luxembourg, and terminates in another of those countries, having been routed through the third country via private lines; or (iii) uses the interconnected international private lines to reach a switching hub.

     This third routing arrangement, termed "switched hubbing," may involve several configurations: (i) traffic originates in the United States, is carried via private lines to the United Kingdom and is routed through a switch to points beyond the United Kingdom; (ii) traffic originates in the United Kingdom, is carried over private lines to the United States, and is routed through a switch to points beyond the United States; or (iii) traffic originates in points beyond the United States or the United Kingdom and is routed via a United States or United Kingdom switch to terminate in another country (provided that no traffic originates or terminates in a country that we are not authorized to serve). With respect to switched hubbing traffic originated or terminated on the Esprit Network at switches in EU member states other than the United Kingdom, domestic laws of such EU member states require that the leased lines be interconnected with the public switched telephone network at one end only. In addition, the FCC has not made any pronouncement about the legality of switched hubbing arrangements where the carrier in the destination country does not consent to receiving traffic indirectly from the originating country and does not realize the traffic it receives from the "hub" country is actually originating from a different country.

     GERMANY

     Our German subsidiaries have authority to provide value-added telecommunications services throughout Germany. In June 1997, we also received Type 3 and Type 4 licenses authorizing us to build, acquire and operate infrastructure and to provide public voice telephony services and to interconnect with the incumbent public telecommunications operators' network. These licenses applied initially to restricted areas within Dusseldorf but have since been expanded to the whole Dusseldorf area and to permit connection to a cable landing station in northern Germany. In addition, the acquisition of Plusnet has provided us with a line linked to a national network licensed to provide point-to-point service on 55 national routes and 300 local routes. We have also been granted a carrier select code to provide Indirect Access to our retail services. We entered into an interconnect agreement with Deutsche Telekom in November 1997. Pursuant to this agreement, we interconnect with Deutsche Telekom's network in five locations, while Plusnet's network interconnects with Deutsche Telekom's network in six locations.

     NetSource received a Type 4 license and entered into interconnect agreements in February 1998.

     FRANCE

     In March 1998, our French subsidiary was granted public voice telephony and public network operator licenses permitting us to serve all of France. These licenses permit us to provide all services, including managed bandwidth on the London-Paris ring. They also facilitate our building out the fiber optic ring to Belgium. Our French subsidiary has also applied for a combined public network and voice telephony license with national coverage and, one digit carrier access code. In July 1998, our French subsidiary was granted the right to receive one of the seven available one digit access codes. After a challenge by a disappointed applicant, the Conseil d'Etat, the French high court, affirmed the ART's decision. On July 1998, our license was amended to impose certain network deployment obligations on us. We are now in the process of building out a national network.

     THE NETHERLANDS

     For the interim period, two national and several regional infrastructure licenses have been issued by the Dutch national regulatory authority. An independent regulatory authority was established in August 1997. We have obtained an authorization which allows us to build infrastructure, subject to obtaining rights-of-way, frequency allocations and other authorizations. We have also registered as a provider of public voice telephony services and have received a carrier select code to provide indirect access to our retail services.

     NetSource is qualified as a telecommunications provider and obtained a carrier selection code license in September 1997.

     BELGIUM

     The Belgian regulator, BIPT, has granted our Belgian subsidiary provisional national voice telephony and network operator licenses, and our Belgian subsidiary was the first independent operator to achieve interconnection with the incumbent public telephone operator, Belgacom. Following the recent adoption of final legislation, our Belgian subsidiary has filed an application for definitive national voice telephony and network operator licenses and expects to receive the same shortly. NetSource plans on using the Esprit Telecom licenses for its Belgian operations.

     SPAIN

     The EU granted Spain an eleven month deferment of its obligation to fully liberalize its telecommunications market. Liberalization of public networks and voice telephony therefore took place on December 1, 1998. Towards that end, the Spanish government adopted a framework telecommunications law in April 1998. On December 3, 1998, Business Services' Spanish subsidiary was granted class B1 licenses for Madrid, Barcelona and Gerona. We were also granted similar licenses for Bilbao and Valencia. These licenses permit us to provide public telephony services and operate a network in those cities. A C1 license allowing the installation of a national network was granted on December 17, 1998.

     ITALY

     Our Italian subsidiary received a closed user group voice telephony license in May 1998. We filed an application for authorization to install infrastructure and provide services on a national basis.

     IRELAND

     Through NetSource we received a general telecommunication license to operate in Ireland in December 1998.

     NORWAY

     Through NetSource, we are registered as a public telecommunications provider. We expect to enter into interconnection agreements shortly.

     DENMARK

     Through a subsidiary of NetSource, we are registered as a public telecommunications provider. We expect to enter into interconnection agreements shortly.

     SWEDEN

     Through NetSource, we were registered as a public telecommunications provider in October 1998 and we entered into interconnection agreements in January 1999.

     LUXEMBOURG

     Through NetSource, we have applied for licenses to operate in Luxembourg.

  WHOLESALE SERVICES

     Currently, GTS-Monaco Access's telecommunications activities in Monaco require no telecommunications license. However, GTS-Monaco Access will have to comply with EU regulation to the extent it does business in EU member states or its business has an effect on trade between EU member states. The regulatory requirements established by the EU create general guidelines under which the national agencies of EU member states regulate. Accordingly, local laws and regulations may differ significantly among these jurisdictions, and the interpretation and enforcement of such laws and regulations may vary. In certain of our existing and target markets, there are laws and regulations which affect the number and types of customers which we can address. For instance, certain countries may and do require licenses for communication companies to interconnect to the public network to originate traffic.

     In addition, one of the services provided by GTS-Monaco Access is a form of transit service, known in the industry as "re-filing." Re-filing is the practice of routing traffic through a third country in order to take advantage of disparities in settlement rates between different countries, thereby resulting in lower overall costs on an end-to-end basis. Re-filing is prevalent in the industry even though the practice is technically in contravention of ITU regulations. In practice, because of the widespread non-observance of these regulations, such a contravention normally does not give rise to specific legal problems. However, we cannot assure you that GTS-Monaco Access's re-filing services might not be disrupted or be the subject of legal process at some time in the future.

  ACCESS SERVICES

     Access Services has been granted Class 3 (infrastructure) and Class 4 (voice telephony) licenses authorizing it to serve seven major cities in Germany. In March 1999, we applied for licenses authorizing us to install local access networks and to provide voice telephony services in Geneva and Zurich. We are currently evaluating Access Services' ability to build out fiber loops and provide access services in its target metropolitan markets under existing infrastructure licenses and authorizations to provide telephony services held by our Business Services line of business.

     Our determination as to which markets we may enter will depend in part on our evaluation of the regulatory regime in such market. The detailed regulation varies from country to country. Delays in receiving required regulatory approvals and licenses, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from entering a particular market or offering our services in any European market, restrict the types of services offered by us, constrain our deployment of its networks or otherwise adversely affect our operations.

     We cannot assure you that Access Services will be able to obtain the necessary regulatory approvals on a timely basis or that we will not otherwise be affected by regulatory developments, either of which may have a material adverse affect on us. These risks are discussed in the section "-- Risk
Factors -- Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our target markets."

  BUSINESS SERVICES - CIS AND MOBILE SERVICES - CIS

     Telecommunications operators in Russia are nominally subject to the regulations of Goskomsvyaz, the successor of the Russian Ministry of Communications, and its subordinated bodies, Gossvyaznadzor and the State Radio Frequency Commission. As a practical matter, these national telecommunications authorities as well as certain regional and local authorities generally regulate telecommunications operators in their jurisdictions through their power to issue licenses and permits.

     The Communications Law sets out a comprehensive legal and regulatory framework for the sector. It also sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation implements this institutional framework.

     Goskomsvyaz issues licenses to provide telecommunications services on the basis of a decision by the Licensing Commission at Goskomsvyaz. Goskomsvyaz has generally issued no new licensing regulations since the enactment of the Communications Law, and in practice Goskomsvyaz continues to issue licenses based on the pre-existing licensing regulations, except to the extent such regulations have been modified by licensing regulations with respect to cellular services. According to the general licensing regulations, licenses for rendering telecommunications services may be issued and renewed for periods which range from 5 to 15 years and several different licenses may be issued to one person. Under the cellular licensing regulations, licenses for rendering cellular services may be issued only on the basis of a competitive tender for longer periods ranging from five to 15 years. Once the licenses are received, the licensee is required to register its right to hold and operate under the license with Gossvyaznadzor, the national authority responsible for monitoring compliance with regulatory and technical norms. Renewals may be obtained upon application to Goskomsvyaz and verification by appropriate government authorities that the licensee has conducted its activities in accordance with the licenses. Officials of Goskomsvyaz have fairly broad discretion with respect to both the issuance and renewal procedures. The Communications Law as well as the general and cellular licensing regulations provide that a license may not be transferred or assigned to another holder. Regional authorities also exercise some influence especially in directly influence the issuance of AMPS licenses because AMPS has been designated a "regional standard." In August 1995, the Russian government created Svyazinvest, a holding company, to hold the federal government's interests in the majority of Russian local telecommunications operators. In addition, entities such as Svyazinvest at the federal level, as well as other entities at the oblast and krai levels (administrative regions within Russia) and Moscow and St. Petersburg exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

     Telecommunications laws and regulations in Ukraine are similar in many respects to those of Russia, but are subject to greater risks and uncertainties. Regulations currently prohibit foreign entities from directly owning more than 49% of any telecommunications operating company. Our Ukrainian joint venture agreements provide us with the option of purchasing an additional 1% of the cellular network if these rules are liberalized. The Ukrainian government has imposed substantial frequency permit fees in connection with providing GSM service in Ukraine, and Golden Telecom has paid a $2.9 million frequency license fee on Golden Telecom's license. We cannot assure you that additional fees will not be imposed in the future upon the reissuance and/or renewal of such license. For a comprehensive discussion of these regulatory risks, see also "-- Risk Factors -- Turmoil in Russia and the CIS creates significant uncertainty for our operations."

EMPLOYEES

     On December 31, 1998, GTS, our consolidated subsidiaries and joint ventures in which we participate, employed approximately 3,300 persons. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

                                  RISK FACTORS

     Set out below is a description of certain risk factors that may adversely affect our business and results of operations.

WE MAY BE UNABLE TO RAISE THE ADDITIONAL CAPITAL NECESSARY TO IMPLEMENT OUR BUSINESS STRATEGY

     We will require additional capital to fund future acquisitions, capital expenditures and ongoing operations. If we fail to generate sufficient funds in the future from a combination of operating cash flow and additional debt or equity financings, we may have to delay or abandon executing significant elements of our business plan including:

     - our plans to offer local access services in twelve major Western European cities by 2001;

     -  our plans to further extend our network in Europe;

     - our participation in the FLAG Atlantic Limited joint venture, which plans to operate and build a new transatlantic cable; and

     - capital expenditures and other costs necessary to develop and offer IP services.

Failure to implement elements of our business plan could have a material adverse effect on our operations and on the market price of our common stock.

     In addition, we cannot assure you that any additional financing will be available to us on favorable terms or at all. If we raise additional funds by incurring debt, we will likely become subject to additional, more restrictive financial covenants, which would hinder our ability to pursue business opportunities. Our cash interest expense obligations would also increase. If we raise additional funds by issuing equity, your ownership of our stock may be diluted. For a comprehensive discussion of our liquidity and financing positions and concerns, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE MAY BE UNABLE TO MEET OUR SUBSTANTIAL DEBT OBLIGATIONS

     We have incurred substantial debt (including the assumed debt of Esprit Telecom) and may incur substantial additional debt to implement our business plans.

     As a result of our current high level of debt, we:

     - will need significant cash to service our debt, which will reduce funds available for operations, future business opportunities and investments in new or developing technologies and make us more vulnerable to adverse economic conditions;

     - may not be able to refinance our existing debt or raise additional financing to fund future working capital, capital expenditures, debt service requirements, acquisitions or other general corporate requirements;

     - may be less flexible in planning for, or reacting to, changes in our business and in the telecommunications industry that affect how we implement our financing, construction or operating plans;

     - will have more debt than some of our competitors, which may place us at a competitive disadvantage with respect to such competitors; and

     If we fail to make the required payments or to comply with our debt covenants we will default on our debt. A default would permit our debtholders to accelerate the maturity of the debt, which in turn would cause defaults under our other indebtedness.

COVENANTS IN OUR DEBT AGREEMENTS RESTRICT OUR OPERATIONS

     The covenants in our currently outstanding debt may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants limit our ability to:

     -  incur additional indebtedness;

     - pay dividends, make distributions on our common stock or make certain other restricted payments;

     -  limit our ability to use our assets as collateral for loans;

     -  dispose of our assets; or

     -  enter into transactions with affiliates.

WE MAY FAIL TO SUCCESSFULLY INTEGRATE RECENT ACQUISITIONS

     We acquired NetSource in November 1998 and Esprit Telecom in March 1999. Although we expect these acquisitions to result in operating benefits, they may not provide the expected benefits or such benefits may not be realized within the time frames that we contemplate. Additionally, the integration of these acquisitions will divert management's attention from day-to-day matters. If we are unable to integrate our companies, we may fail to realize the expected cost savings, increases in revenue and other projected benefits from such integration, and may suffer material adverse short and long-term effects on our operating results and financial condition. The integration of these acquisitions has required and will continue to require additional expenditures which may offset cost savings and other expected benefits from the acquisitions.

     The process of integrating NetSource and Esprit Telecom may disrupt our respective businesses and may cause an interruption of, or a loss of momentum in, our respective businesses as a result of a number of obstacles such as:

     -  loss of key employees or customers;

     - possible inconsistencies in standards, controls, procedures and policies among the companies being combined and the need to implement common company-wide financial, accounting, information, billing and other systems;

     - failure to maintain the quality of customer service that such companies have historically provided;

     -  the need to coordinate geographically diverse organizations;

     -  incompatible equipment;

     - changes in management may impair relationship with employees and customers;

     -  limitations under existing Esprit Telecom debt covenants; and

     - the resulting diversion of management's attention from our day-to-day business and the need to hire management personnel to address such obstacles.

     For a comprehensive discussion of the integration of recent acquisitions, see "-- Business Summary -- GTS Wholesale Services," "-- Recent
Developments -- Esprit Telecom Acquisition" and "-- NetSource Acquisition."

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR ACQUISITION STRATEGY

     As part of our business strategy, we expect to make significant acquisitions in the future. We believe that additional attractive acquisitions opportunities currently exist in Western and Central Europe and in the

United States and are continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to our operations and financial condition. Such acquisitions may not be successfully integrated or result in projected benefits. We may not be able to raise the additional capital necessary to fund such acquisitions and may have to divert resources from other areas. Although we periodically have discussions with other companies to assess opportunities on an ongoing basis, we do not have a definitive agreement with respect to any material acquisition or joint venture. For a comprehensive discussion of our acquisition strategy, see "-- GTS Carrier Services -- Business and Marketing Strategy," "-- Business -- GTS Business Services -- Business and Marketing Strategy," "-- Business -- GTS Wholesale Services -- Business and Marketing Strategy," and "-- Business -- GTS Access Services -- Business and Marketing Strategy."

WE HAVE A LIMITED OPERATING HISTORY AND HAVE SUSTAINED SUBSTANTIAL NET LOSSES

     We have a limited operating history and have historically sustained substantial operating and net losses. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. For the following periods, we reported net losses of:

PERIOD                                                             NET LOSS
------                                                          --------------
Year ended December 31, 1996................................    $ 76.2 million
Year ended December 31, 1997................................    $134.8 million
Year ended December 31, 1998................................    $255.8 million
Inception through December 31, 1998.........................    $543.7 million

     These net losses reflect the restatement of our historical financial statements for 1998 and prior periods to account for the acquisition of Esprit Telecom as a pooling of interests.

     Our operations, infrastructure and customer base have grown significantly in the last three years as we have expanded into new European markets. In addition, we intend to enter additional European markets and offer new telecommunications services. You should evaluate our prospects in light of the risks, costs and time constraints that we face in establishing operations and introducing new telecommunications services in newly liberalizing markets.

COMPETITORS WITH GREATER RESOURCES MAY ADVERSELY AFFECT OUR BUSINESS

     We compete primarily on the basis of price and on the type and quality of services offered. Competitors may force us to lower our prices or modify our services offerings to remain competitive. We cannot assure you that we will be able to effectively market our expanded service offerings, keep prices at a profitable level or attract and retain customers. Specifically, prices for international long distance calls have decreased substantially over the last few years in most of our current and potential markets. We expect our prices for services to continue to decrease for the foreseeable future. Our competitors include large established national carriers, alliances among telecommunications companies, facilities-based competitors, resellers, data providers, Internet service providers and other providers of bundled services. We may also face competition from cable television companies, wireless telephone companies, microwave carriers and satellite companies. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources.

     In addition, various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN N.V., Qwest Communications International, Inc., Deutsche Telekom AG and France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc, have announced plans to construct, have begun to construct or are operating fiber optic networks across various European countries which do or will compete with Hermes Railtel.

     For more information on our competitors in Business Services and Access Services lines of business, see "Business -- Competition Faced by Our Lines of Business."

FAILURE TO BE COMPETITIVE WITH NATIONAL PUBLIC TELECOMMUNICATIONS OPERATORS COULD ADVERSELY AFFECT OUR BUSINESS

     Our medium- to large-sized business and governmental agency customers and organizations, may be reluctant to entrust their telecommunications needs to what they perceive to be a relatively new and unproven operator. Failure to attract and retain such customers could have a material adverse effect on our business, results of operations and financial condition.

     Hermes Railtel's "point-to-point" transborder service offering also competes with circuits currently provided by large established national carriers, through international private leased circuits. The liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant public telecommunications operators as well as an increasing number of new market entrants. In addition, these carriers own and operate fully built networks and infrastructure which provide them with significant cost advantages. Since we utilize these networks in part to provide many of our services, our failure to gain economical access to these networks could have a material adverse effect on our business, results of operations and financial condition. For a more comprehensive discussion of our competition, see
"-- Industry Overview -- European Telecommunications Market," and
"Business -- Competition Faced by Our Lines of Business."

OUR COMPETITIVE POSITION MAY BE COMPROMISED BY OUR DEPENDENCE ON OTHER TELECOMMUNICATIONS SERVICE PROVIDERS

     We need to enter into interconnection agreements with large established national carriers and other local service providers operating in our target markets. We may also need to enter into agreements which permit us to place our equipment at the facilities of such third parties and/or lease telecommunications transport capacity from such third parties. We cannot assure you that we will be able to enter into these interconnection and other agreements on satisfactory terms.

     The terms and conditions of interconnection to the networks operated by government-run or recently privatized local telecommunications providers will have a material effect on our competitive position. We can offer no assurance that such EU members and regulated carriers in those countries will implement the EU liberalization directive in a timely and consistent manner or that we will have economical access to and termination on those networks. Accordingly, customers' ability to access our services may be restricted in some EU countries.

     We will also need to enter into resale agreements with long distance and international carriers. These agreements often contain minimum volume commitments. We may be obligated to pay underutilization charges if we overestimate our need for transmission capacity. If we underestimate our need for transmission capacity, we may need to pay more for the extra capacity needed. Under these arrangements, we are subject to the risk of unanticipated price fluctuations and service restrictions or cancellations. For a comprehensive discussion on our dependence on other telecommunications service providers, see "Business -- Competition Faced by Our Lines of Business."

OUR ACCESS SERVICES AND BUSINESS SERVICES ACTIVITIES MAY ADVERSELY AFFECT OUR CARRIER SERVICES LINE OF BUSINESS

     Many of the services we plan to offer in our Access Services and Business Services lines of business could compete with the services offered by customers or potential customers of our Hermes Railtel network. This development could negatively impact Hermes Railtel's ability to attract and retain customers, which could, in turn, have a material adverse effect on us.

OUR INFRASTRUCTURE MAY NOT KEEP PACE WITH OUR RAPID GROWTH

     Our operating and financial control systems and infrastructure may not be adequate to maintain and effectively manage future growth. If we fail to continuously upgrade our administrative, operating and financial control systems or unexpected expansion difficulties arise, our business, results of operations and financial condition could suffer a material adverse effect. We must also purchase additional telecommunications facilities and expand, train and manage the employee base. Inaccuracies in our forecasts of market demand could result in insufficient or excessive telecommunications facilities and fixed expenses that are not in line with our operations. As we proceed with our development and expansion, there will be additional demands on our customer support, sales and marketing and administrative resources and network infrastructure.

WE MAY FACE DIFFICULTIES IN INTEGRATING, MANAGING AND OPERATING NEW TECHNOLOGY

     Our operations depend on our ability to successfully integrate new and emerging technologies and equipment. These include the technology and equipment required for dense wavelength division multiplexing, which allows multiple signals to be carried simultaneously and IP transmission using dense wavelength division multiplexing technology. Integrating these new technologies could increase the risk of system failure and result in further strains. Additionally, any damage to our network management center in our Carrier Services line of business and major switching centers in our Business Services line of business could harm our ability to monitor and manage the network operations and generate accurate call detail reports from which billing information is derived. See
"-- Business -- GTS Carrier Services" and "-- Business -- GTS Business
Services."

THE TECHNOLOGY OF OUR HERMES RAILTEL NETWORK COULD BECOME OBSOLETE

     The telecommunications industry is subject to rapid and significant changes in technology and such technological advances may reduce the relative effectiveness of existing technology and equipment. The cost of implementation of emerging and future technologies could be significant.

     Development and operation of our network are also subject to certain technological risks. Our network has been designed to utilize dense wavelength division multiplexing and synchronous digital hierarchy technology and will be extended to support IP Services in 1999. While the current operational network segment has performed at or above design specifications since November 1996, there can be no assurance that our network will achieve the technical specifications for which we designed it or that we will be able to upgrade our network as technological improvements in telecommunications equipment are introduced. For a more comprehensive discussion of the Hermes Railtel network technology, see "-- Business -- GTS Carrier Services -- Hermes Railtel Network."

SYSTEM FAILURES OR INTERRUPTIONS IN OUR NETWORK MAY CAUSE LOSS OF CUSTOMERS

     Our success depends on the seamless uninterrupted operation of our network and on the management of traffic volumes and route preferences over our network. Furthermore, as we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Any prolonged failure of our communications network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial losses.

WE MAY ENCOUNTER DELAYS IN IMPLEMENTING KEY ELEMENTS OF OUR BUSINESS STRATEGY

     Our ability to achieve our strategic objectives will depend in large part on the successful, timely and cost-effective realization of numerous elements of our business plan, including:

     - our plan to provide local access services in twelve major Western European cities by 2001;

     - our plan to build and operate the FLAG Atlantic-1 transatlantic cable by the end of 2000;

     -  our plan to develop and offer IP services;

     - the execution of agreements with various parties regarding, among other things, rights-of-way and development and maintenance of infrastructure and equipment; and

     - the timely performance by third parties of their contractual obligations to engineer, design and construct the infrastructure underlying our local access strategy, transatlantic services and IP services.

We cannot assure you that we will execute such actions. In addition, any delays in concluding such agreements would materially and adversely affect the speed or successful realization of our business plan.

     We believe that our cost estimates and the build-out schedule are reasonable with respect to these projects. However, the actual construction costs or time required to complete the plans could substantially exceed current estimates. Any significant delay or increase in the costs to develop such plans could have a material adverse effect on our operations. For a comprehensive discussion of our business strategy, see "-- Business -- Business Strategy," "-- Business -- GTS Carrier Services -- Business and Marketing Strategy,"
"-- Business -- GTS Business Services -- Business and Marketing Strategy,"
"-- Business -- GTS Wholesale Services -- Business and Marketing Strategy," and "-- Business -- GTS Access Services -- Business and Marketing Strategy."

DELAYS IN LIBERALIZATION OF THE EU TELECOMMUNICATIONS MARKET MAY ADVERSELY AFFECT EXECUTION OF OUR BUSINESS STRATEGY

     A substantial portion of our strategy depends on the timely implementation of regulatory liberalization of the EU telecommunications market. We may implement our business plan and make capital expenditures in a given country in anticipation of regulatory liberalization which may not occur. This liberalization is occurring in accordance with existing European Commission directives. Although EU member states had a legal obligation to liberalize their markets in accordance with these directives by January 1, 1998, Greece and Portugal have been granted a delay in implementing the Full Competition Directive. In addition, Croatia, Czech Republic, Hungary, Poland, Slovakia, Switzerland and Russia are not members of the EU and are not subject to its directives, including the liberalization directive. This and similar delays could limit, constrain or otherwise adversely affect our ability to provide certain services. Even if an EU member state promptly adopts liberalization measures in a timely fashion, established national or regional telecommunications operators, regulators, trade unions and other sources may resist implementing such measures. Further, our provision of services in Europe and the implementation of our business plan may be materially adversely affected if any EU member state imposes greater restrictions on international services between the EU member state and non-EU countries.

DELAYS IN OBTAINING REGULATORY LICENSES AND APPROVALS COULD ADVERSELY AFFECT OUR PLANS TO OFFER SERVICES IN OUR TARGETED MARKETS

     Because we plan to provide, through each of our lines of business, an expanded array of telecommunications services in Europe, we will become subject to significant additional regulation at the EU, national and local levels. In particular, the Hermes Railtel network must obtain additional agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities (known as infrastructure providers) to build out the network. We cannot assure you that we will be able to obtain or maintain the necessary lease agreements, regulatory approvals, rights and permits on a timely basis or that we will not be adversely affected by regulatory developments, which could have a material adverse effect on these planned businesses. Delays in receiving regulatory approvals, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from offering one or more of our lines of business in their applicable targeted markets. See "Business -- Licenses and Regulatory Issues."

WE ARE DEPENDENT ON MAJOR SUPPLIERS FOR KEY EQUIPMENT

     We are significantly dependent on the technology and products which we acquire from our main suppliers. Without this equipment, we would face delays, operational problems and increased expenses. We purchase international and local equipment from telecommunications equipment manufacturers that may provide vendor financing for, and maintenance of, this equipment. Our main suppliers are Alcatel, Nortel, Ericsson and Siemens. We could obtain equipment of comparable quality from several alternative suppliers. However, we may fail to acquire compatible equipment from such alternative sources on a timely and cost-efficient basis.

     In addition, we occasionally enter into turn-key contracts with specific suppliers as a means of reducing our costs and development risks. If any of our technologies and products become incompatible with industry standards, or if any of our turn-key contracts failed to provide the expected benefits, our business, results of operations and financial condition could be harmed.

WE MAY INCUR LOSSES ON THE LEASED PORTIONS OF OUR NETWORK

     We currently lease a substantial portion of our network transmission capacity under agreements which generally have twelve-month or longer fixed terms. These lease arrangements result in high fixed costs. If our lease arrangements deteriorate or terminate and we are unable to enter into new arrangements, our cost structure, service quality, network coverage, results of operations and financial condition could be adversely affected.

     The revenues generated by transporting traffic in these leased fiber routes may vary with traffic volumes and prices. Accordingly, if we do not carry enough traffic volume over the particular route or are unable to charge an appropriate price for such traffic, we could fail to generate revenue sufficient to cover our lease costs, and would therefore incur operating losses on the particular route or routes. For a more comprehensive discussion of our network agreements, see "-- Business -- GTS Carrier Services -- Hermes Railtel Network -- Network Agreements."

WE MAY NOT BE ABLE TO ROUTE SOME TRAFFIC THROUGH THE UNITED STATES

     We may be permitted by the U.S. Federal Communications Commission, or FCC, to use leased private lines between the United States and a country that is a party to the World Trade Organization's Basic Telecommunications Services Agreement if that use satisfies a "benchmark" test that became effective on January 1, 1998. Under the benchmark test, use of international private lines will be permitted by the FCC if at least half of the settled traffic on a route in question to a World Trade Organization member is being settled at rates that are at or below a benchmark set by the FCC. The FCC has sanctioned the use of interconnected leased private lines from the United States to the United Kingdom, Canada, New Zealand, Australia, Sweden, The Netherlands, France, Germany, Belgium, Denmark, Norway, and Luxembourg. However, with respect to other countries to which we would like to route traffic from the United States, the FCC may not sanction the use of international private lines to these other countries. The FCC's refusal to allow international private line resale may limit our ability to route traffic through the United States in connection with the provision of our indirect access services outside the United Kingdom. More generally, the application of these lower benchmarks for international settlement rates will likely reduce traffic termination costs for calls originated in or routed through the United States, but may also substantially decrease profit margins on the routes.

OUR REVENUES FROM OUR WHOLESALE AND RESELLER BUSINESSES ARE SUBJECT TO
FLUCTUATION

     Wholesale and reseller customers of our Business Services line of business typically change their routing or providers to take advantage of the lowest cost alternative, resulting in potentially greater fluctuations in revenue generated by these customers than for other categories of customers. Due to capacity and quality constraints on our least-cost routes, we have on occasion been forced to carry traffic over a higher-cost route, thereby decreasing our revenues. In response to such constraints, we decided to reduce the volume of wholesale traffic until the second quarter of fiscal 1998 when sufficient spare capacity became available to provide services to wholesale customers profitably. Our credit exposure to resellers may be greater since, unlike wholesale customers, resellers do not typically furnish any services to us. We may continue to experience short term fluctuations in usage and revenue as customers change routing and providers. For a discussion of our wholesale and resale customers, see "Business -- GTS Wholesale Services -- Customers."

UNFAVORABLE TAX TREATMENT MAY ADVERSELY AFFECT OUR RESULTS

     The tax rules and regimes which exist in certain emerging markets in which we operate or plan to operate are, in many cases, new and rapidly changing. If we repatriate profits from those countries, we may incur additional taxes. Also, other taxes, such as value added tax, excise taxes and import duties are changing at an unpredictable pace and could have an adverse effect on our operations.

WE WILL LOSE TAX BENEFITS IF WE ARE UNABLE TO USE OUR NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1998, we had net operating loss carryforwards for U.S. federal tax purposes of approximately $251.0 million expiring in 2003 through 2018. We cannot assure you that local tax authorities will allow us to apply these loss carryforwards, in part or full, to reduce taxes on our future income. Because of the change in ownership provisions of the Tax Reform Act of 1986, our ability to use the tax benefits from our net operating loss carryforwards is subject to an annual limit as a result of the initial public offering and the follow on stock offering, convertible senior subordinated debenture due 2010 offering carried out in July 1998 and our recent acquisitions of Esprit and NetSource.

FLUCTUATIONS IN FOREIGN CURRENCIES MAY AFFECT OUR ABILITY TO PAY OUR U.S. DOLLAR-, DEUTSCHMARK- AND EURO-DENOMINATED DEBT

     We are exposed to fluctuations in foreign currencies as our revenue, and some of our costs, assets and liabilities are denominated in multiple local currencies. We can offer no assurance that exchange rate fluctuations will not have a material adverse effect on our business, results of operation and financial condition, particularly on our ability to make principal and interest payments on our U.S. dollar-denominated, DM-denominated and Euro-denominated debt. This exposure may increase as our operations expand into additional countries in Europe, although this risk may be reduced with the adoption of the Euro in eleven member states of the European Union. We can offer no assurance that the Euro will maintain its value relative to other currencies. We have substantial debt denominated in U.S. dollars, Deutschmarks and Euros. However, most of our revenues are denominated in European currencies. Therefore, our ability to pay interest and principal on such U.S. dollar-denominated and DM-denominated and Euro-denominated debt is dependent on the then current exchange rates between U.S. dollars and the currencies in which our revenues are denominated. We historically have not used hedging transactions to limit our exposure to risks from doing business in foreign currencies. In April 1998, Hermes Europe Railtel B.V. entered into a currency swap contract to limit its exposure to currency risks from the $265 million of 11.5% senior notes that it issued in August 1997. For further discussion of our exposure to currency fluctuations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Exchange Rates."

     Stage III of the European Economic and Monetary Union commenced on January 1, 1999, in the following member states of the EU: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal and Spain. Part of Stage III involves the locking of exchange rates and the introduction of a single Euro currency, which is intended to replace the national currencies of the EU member states participating in Stage III, and the transfer of authority for conducting monetary policy for such EU member states to the European Central Bank. However, we cannot assure you that the Euro will maintain its value relative to other currencies.

RUSSIAN RUBLES AND OTHER SOFT CURRENCIES ARE NOT READILY CONVERTIBLE OR EASILY REPATRIATED

     Through our Business Services - CIS and Mobile Services - CIS lines of business, we have earned and continue to earn significant revenue in Russia. The value of the ruble against the U.S. Dollar has steadily declined. As a result of the August 17, 1998 decision by the Russian Government and the Central Bank of Russia to devalue the ruble and its aftermath, the value of the ruble against the U.S. Dollar has fallen even more significantly, negatively affecting our financial performance. During the quarter ended September 30, 1998, we recorded a $13.1 million pre-tax charge, the largest portion of which consisted of foreign currency exchange losses on our net monetary assets that are denominated in rubles. Since the August 17th decision, the Russian authorities have been unable to maintain a stable exchange rate. Thus, an additional significant and sudden decline in the value of the ruble might occur. A significant and sudden devaluation of the ruble could have a material adverse effect on us and our results of operations.

     The ruble is generally non-convertible outside Russia. Within Russia, the market for converting rubles into other currencies is limited and is subject to rules that restrict the purposes for which conversion and payment are allowed. This market may become even more restricted as a result of policies the Russian government may implement. It is uncertain whether such a market in Russia will continue to exist.

WE MAY CONTINUE TO EXPERIENCE LOSSES DUE TO FOREIGN CURRENCY FLUCTUATIONS

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. As part of these policies, we have designed a reporting process to monitor the potential exposure on an ongoing basis. We use the output of this process to determine the materiality of foreign currency exposure and determine whether it is practical and/or economically justified to execute financial hedges.

     For those operating companies that transact their business in currencies that are not readily convertible, our ability to hedge exposure is limited because financial hedge instruments for these countries are nonexistent or limited and also pricing of these instruments is often volatile and not always efficient. We attempt to minimize our exposure by indexing our invoices and collections to the applicable dollar/foreign currency exchange rate to the extent its costs (including interest expense, capital expenditures and equity) are incurred in U.S. dollars. Although we are attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, we have experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. dollar.

OUR RISK OF FRAUD AND BAD DEBT MAY GROW AS OUR SMALL TO MEDIUM SIZED CUSTOMERS INCREASE

     We have experienced problems relating to the fraudulent use of our access codes and the failure of some customers to make full payment for services rendered. However, we do not believe that such problems are substantially different from what is generally experienced in the telecommunications industry. We may have to make provisions for non-payment if we believe that we will not be able to collect. We expect that the credit risk characteristic of our customer base may increase as the share of our revenue deriving from small to medium sized enterprises and service provider/reseller customers increases.

DEPENDENCE ON EFFECTIVE BILLING AND MANAGEMENT INFORMATION SYSTEMS

     We may encounter difficulties in implementing and enhancing our new billing and management information systems and in integrating new technology into such systems. We must record and process millions of call detail records quickly and accurately in order to efficiently produce customer bills in a timely and flexible manner. While our existing billing system is sufficient for its current operations, we have selected a new billing system which we believe will provide the capability and flexibility to support our anticipated growth. We are also planning to introduce new management information systems which we believe will allow us to continuously monitor our operations. We expect that a number of new systems will be implemented by mid-1999, and that such systems will require continuous enhancements and ongoing investments, especially as traffic volume increases and as the Company continues to improve its systems to minimize problems common to the telecommunications industry, such as call record losses, and to ensure the timely production of bills. While other lines of business currently continue to use their own billing systems, we expect that these systems will be integrated into our new billing process by mid-1999. If we are unable to implement the new systems or any required system enhancement in a timely and cost-effective manner, our business could be materially adversely affected. See "-- Business -- GTS Business Services -- Billing and Management Information Systems" and "-- Business -- GTS Access Services -- Billing and Information Systems."

FAILURE OF OUR COMPUTER SYSTEMS TO RECOGNIZE THE YEAR 2000 COULD DISRUPT OUR BUSINESS AND OPERATIONS

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     We are undertaking a comprehensive program to address the Year 2000 issue with respect to the following:

     -  our information technology systems;

     -  our non-information technology systems;

     -  our business partners;

     -  the systems of our telecommunications, hardware and software vendors;
        and

     -  our customers.

     Our Year 2000 program involves four phases:

     (1)  a wide ranging assessment of Year 2000 problems that might affect us;

     (2) the development and implementation of remedies to address discovered problems;

     (3)  preventing future Year 2000 problems from arising; and

     (4)  the testing of our system.

     We completed the first phase at the end of the fourth quarter of 1998. We began the last three phases of this program during the first quarter of 1999. These phases are expected to be completed during the second quarter of 1999.

     In addition to the four phases mentioned above, Esprit Telecom's Year 2000 program also involves analyzing Esprit Telecom's most likely worst-case Year 2000 scenario. We expect that this would involve either or both of the following:

     - a loss of interconnect capacity from one or more major suppliers of transmission capacity; and/or

     - Our inability to record, track or invoice billable minutes which could ultimately cause it to temporarily stop carrying traffic.

     Either scenario would adversely affect our revenue and, if not quickly remedied, would have a material adverse effect on our business, results of operations and financial condition.

     We are taking steps to determine whether third parties significant to our business will be Year 2000 compliant are doing the same. We cannot assure you that our Year 2000 program or the programs of third parties who do business with us will be effective or that our estimates about the timing and cost of completing our program will be accurate. See "GTS Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

     We have spent approximately $4.9 million for our Year 2000 compliance through December 31, 1998, and expect to spend approximately an additional $5.0 million to $6.0 million through the end of calendar year 1999. We currently expect to incur $2.0 million to replace identified telecommunications equipment and software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

WE MAY BE ADVERSELY AFFECTED IF WE CANNOT RETAIN KEY PERSONNEL

     We believe that our growth and future success will depend in large part upon a small number of key executive officers, as well as on our ability to attract and retain highly skilled personnel to work in the emerging markets in which we operate. Key personnel include our senior management and the heads of our lines of business. We cannot assure you that we will be able to hire and retain qualified personnel. The competition for qualified personnel in the telecommunications industry is intense, particularly in the emerging markets where we operate.

     Key personnel also include senior management personnel formerly employed by NetSource and Esprit Telecom, which we recently acquired. We cannot assure you that such persons will not seek employment elsewhere.

SIGNIFICANT STOCKHOLDERS MAY INFLUENCE MAJOR DECISIONS IN OUR BUSINESS

     At December 31, 1998, the Open Society Institute, Soros Foundation Hungary, Soros Charitable Foundation, Soros Humanitarian Foundation, Winston Partners II LLC, Winston Partners II LDC and Chatterjee Fund Management, L.P., which we collectively refer to as the Soros associates, beneficially owned approximately 11.91% of our common stock and Alan B. Slifka and affiliates beneficially owned 4.60% of our common stock. In addition, two persons who are affiliated with the Soros associates and one person who is affiliated with the Slifka affiliates serve on our board. As a result, either of these two stockholder groups may significantly influence decisions which stockholders must approve, such as the election of directors and other decisions relating to the management of business.

THE RUSSIAN BANKING CRISIS COULD ADVERSELY AFFECT OUR ABILITY TO CONVERT RUBLES INTO FOREIGN CURRENCY AND TO RECOVER FUNDS

     The banking system in Russia is in crisis as a result of the August 17th decision and its aftermath. Considerable delays may occur in the transfer of funds within, and the remittance of funds out of, Russia. The 90-day moratorium that the August 17th decision imposed on certain foreign exchange payments delayed transfers of funds. Although the 90-day moratorium has expired, it could be renewed or established in another form if the Russian government and Central Bank anticipate further liquidity crises. Any delay in converting rubles into foreign currency to make a payment or delay in the transfer of such foreign currency could have a material adverse effect on our operations and on the market price of Common Stock.

     Furthermore, a general Russian banking crisis could have a material adverse effect on our financial performance and operations, the viability of our receivables, and our ability to recover funds deposited in Russian banks. For a more comprehensive discussion of the economic crisis in Russia and the other independent countries of the CIS, see "-- Business -- GTS Business
Services - CIS and Mobile Services - CIS -- GTS Business
Services - CIS -- Background on the Political, Economic and Tax Environment in Russia."

RUSSIAN EXCHANGE CONTROL LAWS MAY LIMIT OUR ABILITY TO MAKE INTERCOMPANY LOANS AND CONTRIBUTE TO THE CAPITAL OF OUR RUSSIAN VENTURES

     Russia recently tightened currency and capital transfer regulations to prevent the flight of capital from its borders. These regulations require licenses for the movement of capital from both the Russian Central Bank and the Russian government. We are currently working with government agencies to obtain such licenses for certain intercompany loans and capital contributions. We believe we will obtain all necessary licenses. It is possible, however, that the Russian government could deny us the licenses, which could materially affect our business.

TURMOIL IN RUSSIA AND THE CIS CREATES SIGNIFICANT UNCERTAINTY FOR OUR OPERATIONS

     To date, we have earned a significant portion of our revenue from operations in Russia and the other countries of the CIS. All foreign companies operating in the former Soviet Union, including our company, face significant political, economic, regulatory, legal and tax risks, as described below.

  THE EFFECT OF RUSSIA'S POLITICAL INSTABILITY ON OUR BUSINESS IS UNCERTAIN

     Instability in the political systems of Russia and the other independent countries of the CIS could have a material adverse effect on our operations in these countries. The political instability results from political gridlock, dissatisfaction with reform, social and ethnic unrest, economic difficulties, and changes in government policies, and may grow worse in the future. Russia's current president continues to institute political reforms, but the pace of reform is slowing. The dismissal of a significant number of government leaders by the Russian president over the past year has contributed to continuing political instability.

     The Russian parliament has passed legislation to protect private property from expropriation and nationalization. However, since the Russian government lacks experience in enforcing these provisions and since the present political system is unstable, we do not know if these protections will be enforced in the future. Expropriation or nationalization of our business would have a material adverse effect on our operations.

  RUSSIA'S UNSTABLE ECONOMY MAY REDUCE DEMAND FOR OUR SERVICES

     The Russian economy has experienced severe volatility in both financial and currency markets. These developments have been accompanied by a substantial decline in the Russian stock market. Reforms enacted by the Russian government to create a more market-oriented economy are at risk in this environment and it is uncertain whether stability will return to the Russian financial markets. If the Russian economy does not improve, this condition will most likely have an impact on the demand for our services offered in Russia.

  RUSSIAN TELECOMMUNICATIONS REGULATIONS COULD BECOME MORE RESTRICTIVE

     Presently, Russian legislation does not restrict foreign investment in the telecommunications industry, but there have been press reports of renewed consideration of nationalization and foreign ownership restrictions of certain strategic industries, such as the telecommunications industry. Any change to current government regulations or policies could negatively effect our operations and the market price of our common stock. For a more comprehensive discussion of regulatory issues in Russia and the other independent countries of the CIS, see "-- Business -- Licenses and Regulatory Issues -- GTS Business Services -- CIS and Mobile Services -- CIS".

  WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO CONFUSION IN RUSSIA'S LAWS AND LEGAL STRUCTURES

     The current confusion with the Russian and CIS legal structure makes it difficult to know if we would be able to enforce our rights in disputes with our joint venture partners or other parties, or if we are in compliance with all applicable laws, rules and regulations. The Russian and other CIS governments have rapidly introduced laws and regulations and have changed their legal structures in an effort to make their economies more market-oriented, resulting in considerable legal confusion, especially in areas of the law that directly affect our operations. There can be no assurance that local laws and regulations will become stable in the future. Difficulties in protecting and enforcing our rights in Russia and the CIS and future changes to local laws and regulations could have a material adverse effect on our operations and the market price of our common stock.

  OUR RUSSIAN TAX BURDEN MAY BE SIGNIFICANTLY GREATER THAN ANTICIPATED

     It is possible that our Russian taxes may be greater than the estimated amount that we have expensed to date and accrued on our balance sheets. The Russian tax system has many uncertainties and Russian tax authorities have become increasingly aggressive in their interpretation of the tax law, and in their enforcement and collection activities. We believe that the resolution of our Russian tax liability will not have a material adverse effect on our Russian shareholdings and financial condition. However, the amount and timing of an unfavorable resolution of our tax liability could have a material adverse effect on future results of operations or cash flows in a particular period.

  OUR MANAGEMENT, LEGAL AND FINANCIAL CONTROLS MAY BE INADEQUATE TO ENSURE THAT WE COMPLY WITH APPLICABLE LAWS

     As a result of deficient reporting and control standards, we have been unable to ascertain whether certain practices by our ventures were in compliance with applicable U.S. and foreign laws. Russia and the other independent countries of the CIS in which we operate lack corporate management and financial reporting legal requirements, and have underdeveloped banking, computer and other internal control systems. Additionally, we have had difficulty hiring and retaining qualified employees in these markets. As a result, we have had difficulty:

     -  establishing internal management, legal and financial controls;

     -  collecting financial data;

     -  preparing financial statements, books of account and corporate records;
       and

     -  instituting business practices that meet Western standards.

     If we or any of our ventures were found to be involved in unlawful practices we or our ventures could be exposed, among other things, to significant fines, the risk of prosecution and the loss of our licenses.

     In light of these circumstances, in the second half of 1996 we increased our efforts to improve our management and financial controls and business practices. In addition, in early 1997, we retained special outside counsel to conduct a thorough review of our business practices in the emerging markets in which we operate. The review did not identify any violations of law that we believe would have a material adverse effect on our financial condition. We believe that the special counsel review was properly conducted and was sufficient in scope, but we cannot assure you that all potential deficiencies have been identified or that the control procedures and compliance programs initiated by us will be effective. In addition, if government authorities were to disagree with our assessment, our future results of operations and cash flows could be materially adversely affected.

  THE REORGANIZATION OF THE RUSSIAN TELECOMMUNICATIONS INDUSTRY MAY CREATE STRONGER COMPETITION FOR US AND HURT OUR RELATIONS WITH OUR RUSSIAN PARTNERS

     The Russian government has reorganized the Russian telecommunications industry so that one entity, Svyazinvest, now owns a majority interest in most of our principal venture partners and other telecommunications service providers in Russia. This reorganization could have a material adverse effect on our operations and the price of our common stock because:

     -  Svyazinvest is likely to become a stronger competitor; and

     - Our business relationships with our principal venture partners, which make up a major component of our business strategy in Russia, may be hurt.

     For a further discussion of Svyazinvest, see "-- Business -- Licenses and Regulatory Issues -- GTS Business Services - CIS and Mobile Services - CIS."

  WE MAY ENCOUNTER NUMEROUS ADDITIONAL RISKS IN RUSSIA AND THE CIS

     Our operations in Russia and the other independent countries of the CIS also subject us to the following additional risks:

     -  corruption;

     - unexpected changes in regulatory requirements, import taxes, customs, duties and other trade barriers;

     - potential adverse tax consequences from operating in multiple jurisdictions with different tax laws;

     - problems in collecting accounts receivable and devaluation of accounts receivable in an inflationary economy;

     -  technology export and import restrictions and prohibitions; and

     -  delays from customs brokers or government agencies.

     All of the above risks could have a material adverse effect on our business, results of operations and financial condition.

  WE MAY BE OVERLY DEPENDENT ON OUR JOINT VENTURE PARTNERS

     MARKETING AND REGULATORY EXPERTISE

     We are substantially dependent on our local partners to provide us with marketing expertise and knowledge of the local regulatory environment. Because their local knowledge helps facilitate the acquisition of necessary licenses and permits, any significant disruption in our relationship with these parties could have a material adverse affect on our Russian and CIS operations.

     CORPORATE GOVERNANCE

     Under the terms of various joint venture agreements we have the right to nominate key employees, direct the operations and determine the strategies of such joint ventures' governance. However, our partners in some ventures have the ability to frustrate the exercise of such rights. Significant actions by most ventures, such as approving budgets and business plans, declaring and paying dividends, and entering into significant corporate transactions effectively require the approval of our local partners. Further, we would be unlikely as a practical matter to want to take significant actions without the approval of our joint venture partners. Accordingly, we are unable to unilaterally control the operations of our joint ventures. For a discussion of these joint ventures, see "-- Business -- GTS Business Services - CIS and Mobile Services - CIS -- GTS Business Services - CIS -- Operations."

     COMPETITION WITH OUR PARTNERS

     We frequently compete with some joint venture partners in the same markets which may lead to conflicts of interest. For example, Rostelecom, our partner in Sovintel, is the dominant international and domestic long distance carrier in Russia. Similarly, many of our regional telephone company partners in the TeleRoss Ventures offer cellular services in direct competition with certain of the operations of Mobile Services - CIS. We cannot assure you that any such conflicts will be resolved in our favor.

WE ARE RESTRICTED FROM ENGAGING IN CERTAIN BUSINESS PRACTICES

     Many of our current and potential competitors are not subject to, or constrained by the prohibitions of, the Foreign Corrupt Practices Act, including the prohibition against making payments to government officials in order to obtain commercial benefits. We are subject to, and seek to comply with, the limitations and prohibitions of such law, and accordingly may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment through the making of such payments. Accordingly, we cannot assure you that we will be able to compete effectively against companies free from such limitations in the emerging markets where such commercial practices are commonplace.

ITEM 2. PROPERTIES

     We lease office space to serve as sales office and/or administrative facilities, including its 15,000 square-foot headquarters in McLean, Virginia with a five-year lease expiring December, 2000. We are currently negotiating for additional office space for our McLean headquarters; however, our growth and ability to operate have not been constrained by the lack of suitable office space. We maintain regional headquarters in Moscow and Budapest, as well as facilities in London.

     Esprit Telecom leases its principal executive offices, located in Reading, United Kingdom, under long-term leases, which expire 2008. The leases contain a tenant only option to cancel in March 2003. In addition, Esprit Telecom leases property at each of the locations where it maintains sales offices.

     Hermes Railtel leases its executive and principal administrative offices and its network operations center located just outside Brussels, Belgium, under two long-term leases, which expire on June 30, 2005. One of the leases has an option to cancel on January 1, 2002 with a penalty of six months rent. Hermes Railtel has negotiated leases for two additional buildings, which are currently under construction and are expected to be ready for occupation in January 2000. These leases expire in January 2009, but may be terminated after six years with six-month notice plus six months rental penalty. In addition to the office in Belgium, Hermes Railtel has leases for office space in Dublin, Ireland, which expires in 2022, and London, United Kingdom, which expires in 2002.

     Hermes Railtel owns substantially all of the telecommunications equipment required for its business; however, a substantial part of the fiber is on a long-term basis. The installed fiber optic cable is laid under the various rights-of-way held by us.

ITEM 3. LEGAL PROCEEDINGS

     In addition to routine legal proceedings incidental to the conduct of our business, we have, along with GTS-Hungaro and GTS-Hungary, been named as defendants in an action captioned USH Ventures and USH Telecom, L.L.C. v. Global TeleSystems Group, Inc. and GTS-Hungaro, Inc., Civil Action No. 97C-08-86, commenced in August 1997, which is currently pending in the Superior Court of the State of Delaware in and for New Castle County. The complaint alleges breach of contract and interference with a business relationship. While it is not possible at this time to make a meaningful assessment of the outcome of this litigation, based upon information currently available and upon consultation with counsel, we do not believe that the outcome of this litigation will have a material adverse effect upon our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of 1998 to a vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market since February 5, 1998, the date of the IPO, under the symbol "GTSG." The following table sets forth, for the periods indicated, the high and low closing bid prices per share of our common stock as reported on the Nasdaq National Market.

                                                                 HIGH       LOW
                                                                ------    -------
Quarter ending March 31, 1998...............................    $49.00    $ 25.94
Quarter ending June 30, 1998................................    $51.25    $ 35.38
Quarter ending September 30, 1998...........................    $64.25    $ 24.50
Quarter ending December 31, 1998............................    $59.50    $ 21.13
                                                                ------    -------
Quarter ending March 31, 1999 (through March 22, 1999)......    $68.25    $ 47.81
                                                                ======    =======

     As of December 31, 1998, there were approximately 484 holders of record of our common stock.

     We have not paid any dividend on our common stock and do not intend to pay dividends in the foreseeable future. In addition, the indenture governing our 9 7/8% notes currently prohibits the payment of dividends. This indenture contains restrictions against making restricted payments (in the form of the declaration or payment of certain dividends or distributions, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of pari passu or subordinated indebtedness and the making of certain investments, loans and advances) unless no default or event of default exists, its leverage ratio does not exceed 6.0 to 1.0 and such restricted payments do not exceed certain amounts.

     During the year ended December 31, 1998 we issued securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows:

     In connection with the acquisition of NetSource Europe ASA, during the fourth quarter of 1998, we issued 3,873,705 shares of our common stock to holders of NetSource stock who accepted, as of December 15, 1998, our offer to purchase the NetSource stock owned by such holders. We received the NetSource shares tendered as consideration for our common shares. No underwriters were involved in the issuance of the common shares. We issued the common shares pursuant to Rule 903 under the Securities Act of 1933 and the Company's offer was made exclusively to non US persons, within the meaning of Rule 902 under the Securities Act, not in the United States. Up to 163,795 additional shares of our common stock will be issued pursuant to this transaction. Any additional issuances also will be effected in accordance with Rule 903 of the Securities Act and will be disclosed in a subsequent filing with the SEC.

     During the second quarter of 1998, we issued 336,630 shares of our common stock to one of our partners in a business venture ("Seller"), in connection with fulfilling our obligations under a 1995 purchase agreement, as amended, with the Seller. During the third quarter of 1998, we issued an additional 126,859 shares of our common stock (and paid $40 million) to the Seller to purchase their remaining interest in the previously identified business venture.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected historical financial data as of and for the five years ended December 31, 1998. The historical financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 have been derived from the historical financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent public accountants, as indicated in their report included elsewhere herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

     The selected financial data presents the restatement of our historical financial statements for 1998 and prior periods to reflect the business combination with Esprit Telecom Group plc, which was accounted for as a pooling of interests.

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          1998         1997        1996       1995       1994
                                       ----------   ----------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenues.........................    $  372,392   $  121,461   $ 62,497   $ 30,458   $  8,348
  Gross margin.....................       134,286       24,352     17,902      6,415        256
  Operating loss...................      (145,045)    (105,968)   (65,579)   (52,316)   (18,472)
  Other income (expense)...........       (94,178)     (29,985)    (9,293)    10,683        521
  Loss before extraordinary loss...      (243,052)    (134,761)   (76,205)   (44,196)   (17,951)
  Extraordinary loss...............       (12,704)          --         --         --         --
  Net loss.........................      (255,756)    (134,761)   (76,205)   (44,196)   (17,951)
  Loss per share before
     extraordinary loss............         (3.41)       (2.74)     (2.01)     (1.48)     (0.83)
  Extraordinary loss per share.....         (0.18)          --         --         --         --
  Net loss per share...............         (3.59)       (2.74)     (2.01)     (1.48)     (0.83)
Other Data:
  EBITDA(1)........................    $  (66,222)  $  (87,436)  $(55,866)  $(46,442)  $(16,733)
  Net cash used in operating
     activities....................      (120,852)     (52,268)   (42,763)    (5,637)   (18,506)
  Net cash used in investing
     activities....................      (455,916)    (117,646)   (86,421)   (80,984)   (22,783)
  Net cash provided by financing
     activities....................     1,032,377      468,339    178,998     74,890     67,338
Balance Sheet Data (at end of period):
  Cash and cash equivalents........    $  998,510   $  358,384   $ 67,927   $ 17,767   $ 29,917
  Property and equipment, net......       643,044      259,971     46,992     34,982     12,153
  Total assets.....................     2,614,602      876,647    275,058    136,093     68,640
  Total debt.......................     1,792,314      645,710     89,349     39,379      8,694
  Shareholders' equity.............       349,903       77,649    128,267     63,869     54,825

---------------

(1) EBITDA is earnings (loss) from operations before foreign currency gains (losses), interest, taxes, depreciation and amortization. In computing EBITDA, we have not included our share of the foreign currency gains (losses), interest, taxes and depreciation and amortization that we have recognized from our respective equity method investees, for the periods presented, that is included within our equity in losses of ventures line item in our consolidated statements of operations. EBITDA is a measure of a company's performance commonly used in the telecommunications industry, but should not be construed as an alternative to net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") as an indicator of operating performance or as an alternative to cash from operating activities determined in accordance with GAAP as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations for the three years ended December 31, 1998. This information should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs and (iii) changes in our competitive environment, contain forward-looking statements concerning our operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on our results of operations are the potential risk of delay in implementing our business plan; the political, economic and legal aspects of the markets in which we operate; competition; and our need for additional substantial financing. These and other factors are discussed herein under "Business -- Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     The factors described in this Report could cause actual results or outcomes to differ materially from those expressed in any of our forward-looking statements made by or on our behalf, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

     We are a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe. We also provide telecommunications services in Russia and the Commonwealth of Independent States (CIS).

     From our inception until 1998, we focused on (1) providing telecommunications services in emerging markets, particularly in Russia and (2) establishing and developing Hermes Europe Railtel B.V., a venture designed to provide a high speed transmission network across national borders in Western Europe. We intended to capitalize on the rapidly growing demand for telecommunications services in countries emerging from totalitarian rule and state-controlled economies. In addition, in Western Europe, growing liberalization of regulations governing the provision of telecommunications services has resulted in a proliferation of new competitors to the incumbent public telecommunications operators. At the same time, with the trend toward the increasing globalization of business, there has been substantial growth in demand for high-quality voice and data telecommunications. We perceived a need for a fast, efficient and lower cost cross-border network that would carry the traffic of established public telecommunications operators and other carriers. Since we began operating our Hermes Railtel network in late 1996, the demand for its services has validated our decision to build and develop such a network.

     In 1998, we changed our strategy in response to the economic crisis in emerging markets and the advent on January 1, 1998 of the deregulation of the provision of telecommunications services in Western Europe. We also sought to build on the success of our Hermes Railtel network by developing a plan to provide telecommunications services, including local access services, directly to businesses and other customers. In October 1998 we realigned our operations into five lines of business: GTS Carrier Services, GTS Business Services, GTS Access Services, GTS Business Services - CIS and GTS Mobile Services - CIS. In March 1999, we added a sixth line of business, GTS Wholesale Services.

     Our strategy to develop our businesses is to:

     - Continue the buildout of the Hermes Railtel network by extending its coverage and by putting in place a cost-efficient transatlantic link through our participation in FLAG Atlantic Limited;

     - Develop local access infrastructure to facilitate our customers' access to our network and to exploit what we believe to be an expanding market;

     - Capitalize on growth in data/IP traffic by expanding our IP-based capabilities and product offerings;

     - Reinforce and extend market penetration of Hermes Railtel's network by enhancing the scope, capacity, reliability and efficiency of our infrastructure, and by providing our own local access; and

     - Increase high usage retail customer base and route traffic over our own network.

     As part of our business strategy, we expect to continue to expand through additional significant acquisitions and by entering into additional joint ventures and other cooperative business relationships. As part of our business strategy, we expect to make significant acquisitions in the future. We believe that additional attractive acquisitions opportunities currently exist in Western and Central Europe and in the United States and are continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to our operations and financial condition. Such acquisitions may not be successfully integrated or result in projected benefits. We may not be able to raise the additional capital necessary to fund such acquisitions and may have to divert resources from other areas. Although we periodically have discussions with other companies to assess opportunities on an ongoing basis, we do not have a definitive agreement with respect to any material acquisition or joint venture. For a comprehensive discussion of our acquisition strategy, see "-- GTS Carrier Services -- Business and Marketing Strategy," "-- GTS Business
Services -- Business and Marketing Strategy," "-- GTS Wholesale
Services -- Business and Marketing Strategy," and "-- GTS Access
Services -- Business and Marketing Strategy." We anticipate that we will continue to incur substantial additional costs and charges associated with this strategy in addition to the capital expenditures related to the expansion of our network and lines of business.

ESPRIT TELECOM GROUP -- BUSINESS COMBINATION

     The following discussion of our results of operations and liquidity and capital resource requirements reflect the restatement of our financial results for 1998 and prior periods as a result of the business combination with Esprit Telecom, which we accounted for as a pooling of interests.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations as a percentage of revenues:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                            1998      1997      1996
                                                            -----    ------    ------
Revenues..................................................  100.0%    100.0%    100.0%
Telecommunications services...............................   63.9      80.0      71.4
Selling, general and administrative.......................   53.5      80.0     101.8
Depreciation and amortization.............................   21.1      15.2      15.5
Equity in losses of ventures..............................    0.4      12.0      16.2
                                                            -----    ------    ------
Loss from operations......................................  (38.9)    (87.2)   (104.9)
Interest income...........................................   16.1      10.9       6.1
Interest expense..........................................  (35.2)    (32.8)    (18.7)
Foreign currency losses...................................   (6.2)     (2.8)     (2.3)
                                                            -----    ------    ------
Net loss before income taxes, minority interest and
  extraordinary loss......................................  (64.2)   (111.9)   (119.8)
Income taxes..............................................    2.1       2.1       2.2
                                                            -----    ------    ------
Net loss before minority interest and extraordinary
  loss....................................................  (66.3)   (114.0)   (122.0)
Minority interest.........................................    1.1       3.0        --
                                                            -----    ------    ------
Net loss before extraordinary loss........................  (65.2)   (111.0)    122.0
                                                            -----    ------    ------
Extraordinary loss -- debt refinancing....................   (3.4)       --        --
                                                            -----    ------    ------
Net loss..................................................  (68.6)%  (111.0)%  122.0%
                                                            =====    ======    ======

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Revenue. Our consolidated revenue increased to $372.4 million for the year ended December 31, 1998 as compared to $121.5 million for the year ended December 31, 1997. Significant components of revenue for the year ended December 31, 1998 were Business Services ($180.6 million), Carrier Services ($85.3 million) and Business Services - CIS ($75.4 million). Revenue for the year ended December 31, 1997 was primarily comprised of Business Services ($74.4 million), Business Services - CIS ($24.7 million) and Access Services ($13.5 million). The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations. An additional contributor to the revenue growth in 1998 was that we followed the consolidation method of accounting for certain business ventures, whereas in 1997, these business ventures were accounted for following the equity method of accounting.

     Telecommunications Services. Our costs associated with providing telecommunications services through our five lines of business in 1998 increased to $238.1 million or 63.9% of revenues as compared to $97.1 million or 80.0% of revenues for 1997. The decrease in telecommunication services as a percentage of revenues in 1998 is attributable to the growth in our customer revenue offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. Although telecommunications services costs as a percentage of revenue have decreased, we are incurring substantial costs related to the implementation of our business strategy.

     Selling, General and Administrative. Selling, general and administrative expenses for 1998 increased to $199.2 million or 53.5% of revenues as compared to $97.2 million or 80.0% of revenues for 1997. The decrease in selling, general and administrative expenses as a percentage of revenues in 1998 is attributable to growth in our customer revenue offset by increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base. We expect to establish sales offices in additional European cities, which involves incurring substantial start-up costs. Accordingly, our consolidated results of operations will fluctuate depending on the timing of our expansion strategy. During a period of rapid expansion, selling, general and administrative expenses will be relatively higher than during more stable periods of growth.

     Depreciation and Amortization. Depreciation and amortization increased to $78.8 million or 21.1% of revenues for the year ended December 31, 1998 as compared to $18.5 million or 15.2% of revenues for the year ended December 31, 1997. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with goodwill that has arisen from our acquisition activities.

     Losses in Ventures. We recognized losses in our investments in non-consolidated ventures of $1.3 million for the year ended December 31, 1998 as compared to $14.6 million of the year ended December 31, 1997. Included in these losses was our ownership share of earnings of $1.8 million and losses of $3.6 million for the years ended December 31, 1998 and 1997, respectively. This improvement is primarily the result of our 1998 consolidation of certain business ventures that were previously accounted for following the equity method of accounting, offset by a $7.7 million charge associated with our business operations in Russia as a result of the deterioration of the Russian economy. Included in the 1997 loss was a write-off of approximately $5.4 million, which represented the net balance of certain investments in, and advances to, business ventures in Asia and Central Europe that were previously stated in excess of their net realizable value.

     Interest Expense. Interest expense increased to approximately $131.0 million in 1998 from $39.8 million in 1997. This significant increase in interest expense is attributable to the substantial increase in our outstanding debt obligations during 1998.

     Interest Income. Interest income for 1998 increased to $60.0 million from $13.2 million in 1997. This increase was due to the interest we earned through our short-term investments that has grown, due to the proceeds of our financing activities.

     Foreign Currency Loss. We recognized foreign currency losses of $23.2 million in 1998 as compared to $3.4 million in 1997. The losses in 1998 were attributable to the devaluation of the Russian ruble and losses on several forward exchange contracts and the weakening of the U.S. dollar versus European currencies in the third and fourth quarters of 1998.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenue. Our consolidated revenue increased to $121.5 million for the year ended December 31, 1997 as compared to $62.5 million for the year ended December 31, 1996. Revenue for the year ended December 31, 1997 was primarily comprised of Business Services ($74.4 million), Business Services - CIS ($24.7 million) and Access Services ($13.5 million). Significant components of revenue for the year ended December 31, 1996 were Business Services ($38.4 million), Business Services - CIS ($9.2 million) and Access Services ($9.4 million) and there were no revenues recognized for Carrier Services during the year ended December 31, 1996. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations.

     Telecommunications Services. Our costs associated with providing telecommunications services through our five lines of business in 1997 increased to $97.1 million or 80.0% of revenues as compared to $44.6 million or 71.4% of revenues in 1996. The increase in telecommunications services as a percentage of revenue is attributable to our increased costs related to network operations without the benefit of a commensurate growth in our customer revenue.

     Selling, General and Administrative. Selling, general and administrative expenses for 1997 increased to $97.2 million or 80.0% of revenues as compared to $63.6 million or 101.8% of revenues for 1996. The decrease in selling, general and administrative expenses as a percentage of revenues in 1997 is attributable to growth in our customer revenue offset by increases in the number of staff required as a result of business growth as well as administrative and marketing costs required for our increased customer base.

     Depreciation and Amortization. Depreciation and amortization increased to $18.5 million or 15.2% of revenues for 1997 as compared to $9.7 million or 15.5% of revenues for 1996. This increase in depreciation is primarily due to the expansion of our network offset by a proportional increase in our revenue base.

     Losses in Ventures. We recognized losses in our investments in non-consolidated ventures of $14.6 million for 1997 as compared to $10.2 million for 1996. Included in these losses was our equity ownership share of losses of $3.6 million and $5.7 million for 1997 and 1996, respectively. Additionally, included in the 1997 loss was the write-off of approximately $5.4 million, as discussed above.

     Interest Expense. Interest expense increased to $39.8 million in 1997 from $11.7 million in 1996. This increase was attributable to the substantial increase in our outstanding debt obligations during 1997.

     Interest Income. Interest income for 1997 increased to $13.2 million from $3.8 million for 1996. This increase was due to the interest we earned through our short-term investments that has grown, due to the proceeds generated through our financing activities.

     Foreign Currency Loss. We recognized foreign currency losses of $3.4 million for 1997 as compared to $1.4 million for 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The telecommunications industry is capital intensive. In order for us to successfully compete, we will require substantial capital to continue to develop our networks and meet the funding requirements of our operations, including losses from operations, as well as to provide capital for our acquisition and business development initiatives. We expect that we will spend over $1.3 billion in cash over the next three years to meet our capital expenditures and operating funding requirements to implement our business plan.

     Historically, we have raised capital through a combination of public and private offerings of equity and debt securities. We have received cash proceeds of $370.1 million, $89.8 million and $141.7 million in 1998, 1997 and 1996, respectively, net of placement costs, associated with the issuance of our common stock in connection with these offerings, including issuance of warrants and the exercise of stock options. In addition, the Company received $812.0 million, $714.8 million and $60.0 million in gross proceeds in 1998, 1997 and 1996, respectively, for a total of approximately $1.6 billion under various debt securities that were issued by Hermes Railtel, Esprit Telecom and ourselves.

     We had working capital of $882.3 million and $312.1 million as of December 31, 1998 and 1997, respectively. In addition, we had an accumulated deficit of $543.7 million as of December 31, 1998, including net losses of approximately $255.8 million and $134.8 million for the years ended December 31, 1998 and 1997, respectively. During 1997 and 1998, we incurred substantial expenditures to build out our network, fund the working capital requirements of our businesses, purchase capital equipment, engage in new development and acquisitions and increase our ownership interest in Hermes Railtel and in some of our ventures in Russia and the CIS. We expect to continue to incur substantial expenditures to fund these requirements.

     We believe that our existing cash balances, cash flow received from certain operating ventures and proceeds from the January 1999 offering of Hermes Railtel's notes will be sufficient to fund our currently anticipated capital needs over at least the next 12 months. We expect that we will need to raise additional capital. In addition, we may decide in the future to initiate a tender or exchange offer or consent solicitations with respect to Esprit Telecom's outstanding senior notes, if we determine it is advantageous in order to enable us to better integrate Esprit Telecom into our overall corporate structure.

     The actual amount and timing of our future capital requirements may differ materially from our estimates. In particular, the accuracy of our estimates is subject to changes and fluctuations in our revenues, operating costs and development expenses, which can be affected by our ability to (1) effectively and efficiently manage the expansion of the Hermes Railtel network and operations and the buildout of our local access infrastructure in our targeted metropolitan markets, (2) effectively and efficiently manage the build-out of the FLAG Atlantic-1 transatlantic cable, either directly or through our participation in the FLAG Atlantic joint venture, (3) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate the Hermes Railtel network, construct our local access infrastructure and offer telecommunications services to end-users, (4) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (5) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. Our revenues and costs are also dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources otherwise prove to be insufficient, we will need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses.

     We cannot assure you that we will be able to consummate additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our existing shareholders may be adversely diluted. Failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, either of which could have a material adverse effect on our operations.

HERMES RAILTEL NETWORK

     Development of Hermes Railtel's fiber optic network has required and will continue to require substantial capital. Hermes Railtel raised $265.0 million in gross proceeds from its offering of senior notes in July 1997 (of which $56.6 million was placed in escrow as an interest reserve). We have spent approximately $192 million in cash on network capital expenditures through December 31, 1998 and we expect to incur an additional $598 million through 2000 in order to complete the build-out of the network and enhance its capacity through the implementation of dense wave division multiplexing technology. In addition, as of December 31, 1998, we had capitalized $271 million in connection with long-term fiber lease arrangements and an additional $152 million is expected to be capitalized through 2000. In January 1999, Hermes Railtel issued $200 million aggregate principal amount of 10.375% senior notes due 2009 and Euro 85 million (approximately $100 million) aggregate principal amount of 10.375% senior notes due 2006. These new senior notes have substantially the same terms as the notes Hermes Railtel issued in 1997. We believe that the net proceeds from the 1997 senior notes and the new senior notes, combined with projected internally generated funds, should be sufficient to fund expected capital expenditures as well as payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future requirements may differ materially from our estimates. Any failure to obtain necessary financing may require us to delay or abandon our plans for deploying the remainder of the network.

TRANSOCEANIC SERVICES

     We are participating in the construction and operation of the FLAG Atlantic-1 transoceanic cable through our 50% interest in the Flag Atlantic Limited joint venture. See "Item 1. Business -- GTS Carrier
Services -- Transoceanic Services." The terms of the joint venture require that we (1) invest $100 million for our interest in the venture and (2) purchase capacity on the cable for $150 million. Although these expenditures are payable over a number of years, we may be required to cover these payments by posting a fully cash collateralized letter of credit during the second quarter of 1999. We expect to fund these cash requirements from existing cash balances. We may also fund or refinance a portion of these cash requirements through the proceeds of debt or equity financings that we may execute during 1999.

     In addition, the terms of the joint venture contemplate that we will be responsible in part for constructing the European and U.S. backhaul portion of the FLAG Atlantic project, that is, the terrestrial portion of the network connecting the landing points of FLAG Atlantic-1 to Paris, London and New York. At this time, we estimate that our share of the costs associated with this portion of the project will be approximately $200 million, of which approximately $150 million is scheduled to be incurred in 2000. We expect to meet this cash requirement through a combination of cash on hand and equity or debt financings. We cannot assure you, however, that we will be able to fund our expenditures associated with our Transoceanic Services business or that this business will achieve or sustain profitability or positive cash flow.

ACCESS SERVICES BUILDOUT

     We plan to provide local access services in up to 12 major European cities by the end of 2001. See "Item 1 -- Business -- GTS Access Services." We plan to develop our infrastructure by constructing, purchasing or leasing fiber optic networks, developing microwave transmission networks or through acquisition or partnership. We project that approximately $250 million will be required through the end of 2000 to implement these networks. We expect to be able to fund these expenditures through a combination of cash on hand and equity and debt financings.

     We cannot estimate with any degree of certainty the amount and timing of these future capital requirements or other cash requirements for the implementation of our Access Services plans. These expenditures will be dependent on many factors, including the rate at which we roll out our Access Services networks, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including competitive conditions, regulatory developments and capital costs. We expect that we will have significant operating and net losses and will record significant net cash outflow, before financing, in coming years in connection with our Access Services business. We cannot assure you that we will be able to fund the $250 million in projected expenditures or any additional expenditures or that our Access Services line of business will achieve or sustain profitability or positive cash flow in the future.

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $998.5 million and $358.4 million as of December 31, 1998 and 1997, respectively. We had restricted cash of $143.4 million and $66.8 million as of December 31, 1998 and 1997, respectively, that primarily represent amounts held in escrow for debt interest payments.

     In 1998, 1997 and 1996, we used cash of $120.9 million, $52.3 million and $42.8 million, respectively, for our operating activities. The significant increase in cash spending for our operations in 1998 as compared to 1997 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also used cash of $455.9 million, $117.6 million and $86.4 million for our investing activities in 1998, 1997 and 1996, respectively. Of the $455.9 million of 1998 investing activities, $257.4 million of cash was spent on business acquisitions (principally the Plusnet and NetSource businesses) and $231.0 million of cash was spent primarily on building our telecommunications networks. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

     Substantially all of our operations are outside the United States and therefore our consolidated financial results are subject to fluctuations in currency exchange rates. Our operations transact their business in the following significant currencies: Deutschmark, French Franc, British Pound Sterling, Belgian Franc, Dutch Guilder, the Russian Ruble, and, effective January 1, 1999, the Euro. For those operating companies that transact their business in currencies that are not readily convertible, we attempt to minimize our exposure by indexing our invoices and collections to the applicable dollar/foreign currency exchange rate to the extent our costs (including interest expense, capital expenditures and equity) are incurred in U.S. Dollars. Although we are attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, we have experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. Dollar. Furthermore, certain of our operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. Dollar. We may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. We are currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. Our ability to hedge our exposure is limited since certain of our operations are located in countries whose currencies are not easily convertible. Financial hedge instruments for these countries are nonexistent or limited and also pricing of these instruments is often volatile and not always efficient. We designed and implemented reporting processes to monitor the potential exposure on an ongoing basis in 1998. We will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

     In April 1998, we consummated a foreign exchange swap transaction to mitigate the foreign exchange exposure resulting from the issuance of $265 million senior notes issued by Hermes Railtel.

     On August 17, 1998 the Russian government and the Russia Central Bank announced the following measures: a) the repayment of GKO treasury bills and OFZ federal bonds was suspended; subsequently, secondary trading therein was halted (since many Russian banks had substantial investments in these securities, severe liquidity problems resulted for the banks), b) the value of the ruble was allowed to fluctuate below the ruble/U.S. dollar exchange rate corridor that the government had committed to support, which effectively devalued the ruble, c) a 90-day moratorium on offshore credit repayments was issued. The 90-day moratorium was not extended when it expired on November 16, 1998 and it is anticipated that the ruble will continue to be devalued. Due to the devaluation and the end of the 90-day moratorium, there is an ongoing risk that many Russian banks may be declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured. The official exchange rate as of December 31, 1998, was 20.65 rubles per U.S. dollar, respectively. The last official exchange rate prior to the suspension of trading on August 17, 1998 was 6.2725 rubles per U.S. dollar.

     As a result of the devaluation of the ruble and the consequences of the banking and economic crisis within Russia, we recorded a $13.1 million pre-tax charge within our financial statements in the third quarter 1998, that is mainly comprised of foreign currency exchange losses for ruble-denominated net monetary assets. The remainder is associated with estimates for uncollectible accounts receivable and unrecoverable cash deposits in Russian banks.

     Moreover, the Russian government has defaulted on payments, and proposed a restructuring, of GKO treasury bills and OFZ federal bonds which has been criticized by Western holders of such obligations. As a result, it is likely that the Russian government and Russian businesses will have difficulty accessing Western financial markets for the foreseeable future. The consequences of the Russian government's decision on August 17th and its aftermath remain unclear, but we cannot assure you that these emergency measures, coupled with the policies of Russia's new government, will be sufficient to stabilize the currency, enhance liquidity or prevent further economic dislocation. In particular, we cannot assure you that there will not be a further significant and sudden decline in the value of the ruble and consequent increased exchange-related losses and increased loss of investor confidence in the Russian economy. Such consequences coupled with an overall downturn in the Russian economy and resulting reduced demand for telecommunication services could have a material adverse effect on us and our financial condition and results of operations.

YEAR 2000 COMPLIANCE

     The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

     Issues Posed by the Year 2000 Issue. We are exposed to the Year 2000 issue in a number of ways. Among other things, the Year 2000 issue might affect our:
(1) computer hardware and software; (2) telecommunications equipment and other systems with embedded logic (among other things, this includes our fire detection, access control systems, heating, ventilation and air conditioning, and uninterruptible power supply); (3) operating partners and organizations upon which we are dependent; (4) local access connections, upon which we are dependent; and (5) supply chain.

     Our Year 2000 Compliance Program. We have initiated a Year 2000 compliance program to address the aforementioned risks which the Year 2000 issue poses and to avoid any material loss or impact to us or our customers due to these risks. The object of this Year 2000 compliance program is to ensure that neither the performance nor functionality of our operations are affected by dates, prior to, during and after 2000. The scope of the Year 2000 compliance program includes all of the business functions, locations and resources which are essential to us. The resources which are within the scope of the Year 2000 compliance program are, among other things, our computer systems, software, vendor supplied software, telecommunications equipment, third party telecommunications partners and other network service suppliers, environmental and building control systems, internal communication systems and other interfaces with third party services. As explained below, our efforts to assess our systems as well as non-system areas related to Year 2000 compliance involve (1) a wide-ranging assessment of the Year 2000 problems that may affect us, (2) the development of remedies to address the problems discovered in the assessment phase and (3) testing of the remedies.

     Assessment Phase. The assessment phase includes internal and third party review of potential risks associated with the availability, integrity and reliability of operational systems necessary to conduct business. During the assessment phase we have identified substantially all of our major hardware and software platforms, applications, telecommunications equipment and other non-IT resources that support the business functions. The assessment phase of the Year 2000 compliance program further identified the internal and external technical interfaces, third party business relationships and internally developed systems which might be materially impacted by Year 2000 issues. Our observations from the assessment phase during the third and fourth quarters of 1998 is that most of our telecommunications equipment and software has been purchased within the past three years and the majority is already compliant or can be made compliant with minor upgrades. We completed the assessment phase of our Year 2000 readiness in the fourth quarter of 1998.

     Remediation, Prevention and Testing Phases. Based on those resources identified in the assessment phase, we developed a detailed plan in the fourth quarter of 1998, that will then be followed by an upgrade, a remediation, a prevention and a testing phase in early 1999. These phases are expected to be completed during the second quarter of 1999.

     Assessment of Third Party Compliance. As noted above, we have also undertaken under our Year 2000 compliance program to assess and monitor the progress of third party vendors in resolving Year 2000 issues. To ensure the compliance of vendors of hardware and software applications used by us, we are obtaining confirmations from our primary telecommunication vendors, business partners and hardware and software vendors as to what plans, if any, are being developed or are already in place to address their ability to process transactions in the Year 2000. We intend to continue follow up with any vendors who indicate any material problems in their replies. We expect to receive statements of intended compliance by mid-1999.

     Our Worst Case Scenario. Our worst case scenario would be the failing of our telecommunications equipment, power providers and/or interfaces with other telecommunication vendors and either or both of the following:

     - a loss of interconnect capacity from one or more major suppliers of transmission capacity; and

     - our inability to record, track or invoice billable minutes which could ultimately cause us to temporarily stop carrying traffic.

     These cases would create business interruption at some of our operations and would adversely affect our revenues. For example, the Moscow power authorities have publicly stated that they do not intend to address Year 2000 issues until problems arise. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time.

Additionally, if power failures occur, we currently have diesel generators at certain of our major sites. Based on our assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions and management is hopeful that our remediation and testing efforts will ensure that we have addressed our Year 2000 readiness. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     Contingency Plans. We are considering a contingency plan to address our worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel or large generators should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunication and maintenance providers at reasonable terms. Moreover, we are further limited in resources in certain geographical regions due to the market volatility and weak economies in which we have business operations, which is discussed in the section "Business -- Risk
Factors -- Turmoil in Russia and the CIS creates significant uncertainty for our operations."

     Costs Related to the Year 2000 Issue. We expect that we will incur between $10.0 million to $11.5 million in expenses to complete the assessment, detailed planning, remediation, prevention and testing phases, exclusive of replacement costs for telecommunications equipment and software, of which approximately $4.9 million had been incurred during 1998. It is estimated that between $5.0 million to $6.0 million of the total expenditure will be required to complete the remediation and testing phase, excluding the replacement of telecommunications equipment and software. We have currently identified that certain telecommunications equipment and software will need to be replaced and we anticipate that we will incur approximately $2.0 million to replace the identified telecommunications equipment and software. Further, we are currently unable to quantify the total costs that we may incur for the replacement of all telecommunications equipment and software due to the stage of our Year 2000 readiness review. These costs will be funded from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems as none are included in the initial assessment during the third and fourth quarters of 1998. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect for us.

     Risks Related to the Year 2000 Issue. Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the remediation or prevention phases or failure by us to fully implement the planning or remediation phases or the failure of our major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on our business, results of operations, and financial condition. For a comprehensive discussion of Year 2000 risks, see "Business -- Risk Factors -- Failure of our computer systems to recognize the Year 2000 could disrupt our business and operations."

IMPACT OF THE EURO

  Implementation

     In accordance with the Treaty on EU, signed at Maastricht on February 7, 1992, Stage III of the Economic and Monetary Union (EMU) commenced on January 1, 1999, and a single currency, the 'Euro', has been introduced. The Euro exists in parallel with national currencies, and transactions may be denominated in either currency until December 31, 2001 (though only notes and coins of the national currencies will be available for physical exchange). From January 1, 2002, Euro notes and coins will be introduced and national currencies will be withdrawn by June 30, 2002. Those participating member states have also transferred authority for conducting monetary policy to the European Central Bank. Since January 1, 1999, the value of the Euro as against the currencies of each of the participating member states has been irrevocably fixed.

     Those member states which are currently participating in the third stage of EMU are: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal and Spain.

     Through certain of our subsidiaries we have significant operations within the EU, including many of the countries that adopted the Euro. We are currently evaluating the systems and business issues raised by the adoption of the Euro, including: preparing business systems for trading in Euros and converting the accounting systems of companies in the common currency area from their national currency to Euros; the benefit of the elimination of exchange rate risk in cross border transactions within the common currency area; the potential impact of increases in pricing transparency on price differentials between member states; and training and human resources issues. We are also working actively with key business suppliers and customers to prepare for EMU. In addition, monetary union may have a significant impact on macroeconomic factors, including interest and foreign exchange rates.

     Looking forward, key commercial risks, such as pricing transparency, are being analyzed by each business, with a view to minimizing any impact through active management in these areas over the EMU transition period and beyond. However, there can be no assurance that the Euro will not have a negative impact. The impact of future entry to EMU of other European countries (particularly the United Kingdom)is being similarly analyzed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our treasury function manages its funding, liquidity, and exposure to interest rate and foreign exchange rate risks. Our treasury operations are conducted within a framework of policies and guidelines authorized by our board of directors. In accordance with our policy, we do not enter into any transactions of a speculative nature.

     We are exposed to market risk from changes in interest rates on long-term obligations and as a global company, we also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations are denominated in currencies which expose us to risks associated with changes in foreign exchange rates. We have developed risk management policies that establish guidelines for managing foreign exchange risk and we also periodically evaluate the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     Our subsidiary, Hermes Railtel, has entered into a foreign currency swap agreement in order to mitigate our exposure on US dollar denominated debt. We also attempt to mitigate this and other exposure from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for most members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates.

                                                                                                               FAIR VALUE
                                          1999       2000      2001    2002   2003   THEREAFTER     TOTAL       12/31/98
                                         -------   --------   ------   ----   ----   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
Long-term Debt, including current
  portion
Fixed rate.............................  $ 6,275   $121,659.. $3,007   $110   $75    $1,382,095   $1,513,221   $1,806,976
Avg. interest rate.....................      9.4%       8.7%     8.6%   8.1%  7.0%          9.3%
Variable rate..........................  $17,584   $    268       --     --    --            --   $   17,852   $   17,852
Avg. interest rate.....................      9.3%      11.5%      --     --    --            --           --           --

     The following tables provide information about our derivative financial instruments and other financial instruments by functional currency and where applicable, presents such information in US dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates, including a foreign currency swap agreement and foreign currency denominated debt obligations.

               OPERATIONS WITH BELGIAN FRANC FUNCTIONAL CURRENCY

                                                                                                                       FAIR VALUE
                                            1999      2000      2001       2002       2003     THEREAFTER    TOTAL      12/31/98
                                           -------   -------   -------   --------   --------   ----------   --------   ----------
                                                                               (IN THOUSANDS)
Long-term Debt, including current portion
US Dollars
 Fixed rate..............................       --        --        --         --         --    $265,000    $265,000    $285,538
 Avg. interest rate......................       --        --        --         --         --        11.5%         --          --
Currency Swap Agreements Related to
 Long-term Debt
Receipt of USD
 Notional amount.........................       --   $30,475   $30,475.. $295,475         --          --    $356,425    $330,689
 Avg. contract rate......................       --      1.82   1.82...       1.82         --          --          --          --
Receipt of DEM
 Notional amount.........................  $22,000        --        --         --         --          --    $ 22,000    $ 23,882
 Avg. contract rate......................     0.55        --        --         --         --          --          --          --

               OPERATIONS WITH BRITISH POUND FUNCTIONAL CURRENCY

                                                                                                                       FAIR VALUE
                                            1999      2000      2001       2002       2003     THEREAFTER    TOTAL      12/31/98
                                           -------   -------   -------   --------   --------   ----------   --------   ----------
                                                                               (IN THOUSANDS)
Long-term Debt, including current portion
US Dollars
 Fixed rate..............................       --        --        --         --         --    $380,000    $380,000    $390,000
 Avg. interest rate......................       --        --        --         --         --        11.3%         --          --
German Mark
 Fixed rate..............................       --        --        --         --         --    $165,112    $165,112    $166,613
 Avg. interest rate......................       --        --        --         --         --        11.2%         --          --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS GROUP, INC.

                                                               PAGE
                                                               ----
Report of Ernst & Young LLP, Independent Auditors...........    73
Consolidated Balance Sheets as of December 31, 1998 and
  1997 .....................................................    74
Consolidated Statements of Operations for the three years
  ended December 31, 1998...................................    75
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998...................................    76
Consolidated Statements of Shareholders' Equity for the
  three years ended December 31, 1998.......................    77
Notes to Consolidated Financial Statements..................    78

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Global TeleSystems Group, Inc.

     We have audited the accompanying consolidated balance sheets of Global TeleSystems Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements or financial statement schedules of Esprit Telecom Group plc, a subsidiary, which statements reflect total assets of $632,951,000 and $96,186,000 as of December 31, 1998 and September 30, 1997, respectively, and total revenues of $176,826,000, $74,473,000 and $38,380,000 for the years ended
December 31, 1998, September 30, 1997 and September 30, 1996, respectively. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to data included for Esprit Telecom Group plc, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global TeleSystems Group, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Vienna, Virginia
March 8, 1999

                         GLOBAL TELESYSTEMS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1997
                                                              ----------   --------
Current Assets
  Cash and cash equivalents.................................  $  998,510   $358,384
  Accounts receivable, net..................................     174,430     42,074
  Restricted cash...........................................      82,025     30,486
  Prepaid expenses..........................................      21,640     17,038
  Other assets..............................................      16,752      6,846
                                                              ----------   --------
          Total Current Assets..............................   1,293,357    454,828
Property and equipment, net.................................     643,044    259,971
Investments in and advances to ventures.....................      50,751     76,730
Goodwill and intangible assets, net of accumulated
  amortization of $52,465 and $10,627 at December 31, 1998
  and 1997, respectively....................................     543,524     48,634
Restricted cash and other non-current assets................      83,926     36,484
                                                              ----------   --------
          Total Assets......................................  $2,614,602   $876,647
                                                              ==========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.....................  $  279,509   $101,063
  Debt maturing within one year.............................      23,859      5,350
  Current portion of capital lease obligations..............      43,102     24,313
  Related party debt maturing within one year...............          --      5,708
  Unearned revenue..........................................      36,059      1,435
  Other current liabilities.................................      28,530      4,866
                                                              ----------   --------
          Total Current Liabilities.........................     411,059    142,735
Long-term debt, less current portion........................   1,504,614    407,127
Long-term portion of capital lease obligations..............     218,139    123,416
Related party long-term debt, less current portion..........       2,600     79,796
Unearned revenue, less current portion......................      34,093         --
Taxes and other non-current liabilities.....................      40,784     14,669
                                                              ----------   --------
          Total Liabilities.................................  $2,211,289   $767,743
Commitments and Contingencies
  Minority interest.........................................  $   37,329   $ 18,766
  Common stock, subject to repurchase (288,441 shares and
     797,100 shares outstanding at December 31, 1998 and
     1997, respectively)....................................      16,081     12,489
Shareholders' Equity
  Preferred stock, $0.0001 par value (10,000,000 shares
     authorized; none issued and outstanding)...............          --         --
  Common stock, $0.10 par value (135,000,000, shares
     authorized; 80,733,372 and 53,096,611 shares issued and
     outstanding, net of 195,528 shares of treasury stock at
     December 31, 1997).....................................       8,073      5,310
  Additional paid-in capital................................     885,057    360,015
  Accumulated other comprehensive income (loss).............         488     (7,294)
  Accumulated deficit.......................................    (543,715)  (280,382)
                                                              ----------   --------
          Total Shareholders' Equity........................     349,903     77,649
                                                              ----------   --------
          Total Liabilities and Shareholders' Equity........  $2,614,602   $876,647
                                                              ==========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   --------
Revenues...................................................  $ 372,392   $ 121,461   $ 62,497
Operating Expenses:
  Telecommunications services..............................    238,106      97,109     44,595
  Selling, general and administrative......................    199,184      97,189     63,618
  Depreciation and amortization............................     78,823      18,532      9,713
  Equity in losses of ventures.............................      1,324      14,599     10,150
                                                             ---------   ---------   --------
                                                               517,437     227,429    128,076
Loss from operations.......................................   (145,045)   (105,968)   (65,579)
Other Income/(Expense):
  Interest income..........................................     60,029      13,248      3,788
  Interest expense.........................................   (131,011)    (39,835)   (11,654)
  Foreign currency losses..................................    (23,196)     (3,398)    (1,427)
                                                             ---------   ---------   --------
                                                               (94,178)    (29,985)    (9,293)
                                                             ---------   ---------   --------
Net loss before income taxes, minority interest and
  extraordinary loss.......................................   (239,223)   (135,953)   (74,872)
Income taxes...............................................      7,752       2,485      1,360
                                                             ---------   ---------   --------
Net loss before minority interest and extraordinary loss...   (246,975)   (138,438)   (76,232)
Minority interest..........................................      3,923       3,677         27
                                                             ---------   ---------   --------
Net loss before extraordinary loss.........................  $(243,052)  $(134,761)  $(76,205)
                                                             ---------   ---------   --------
Extraordinary loss -- debt refinancing.....................    (12,704)         --         --
                                                             ---------   ---------   --------
Net loss...................................................  $(255,756)  $(134,761)  $(76,205)
                                                             =========   =========   ========
Net loss per share before extraordinary loss...............  $   (3.41)  $   (2.74)  $  (2.01)
Net loss per share -- extraordinary loss...................      (0.18)         --         --
                                                             ---------   ---------   --------
Net loss per share.........................................  $   (3.59)  $   (2.74)  $  (2.01)
                                                             =========   =========   ========
Weighted average common shares outstanding.................     71,282      49,166     37,850
                                                             =========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   --------
Operating Activities
  Net loss.................................................  $(255,756)  $(134,761)  $(76,205)
Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
  Extraordinary loss.......................................     12,704          --         --
  Depreciation and amortization............................     79,406      24,511     13,311
  Deferred interest........................................         --      12,970      6,583
  Equity in losses of ventures, net of dividends
     received..............................................      1,324      17,474     11,123
  Fair value adjustment for foreign exchange instrument....     28,650          --         --
  Other....................................................      2,134       7,302      5,139
  Changes in assets and liabilities:
     Accounts receivable...................................   (128,279)    (23,065)   (12,879)
     Accounts payable and accrued expenses.................    115,599      54,058      5,316
     Other changes in assets and liabilities...............     23,366     (10,757)     4,849
                                                             ---------   ---------   --------
          Net Cash Used in Operating Activities............   (120,852)    (52,268)   (42,763)
Investing Activities
  Acquisitions, net of cash acquired.......................   (257,370)     (2,396)      (487)
  Purchases of property and equipment......................   (231,007)    (58,269)   (17,864)
  Restricted cash..........................................     32,000     (62,924)   (13,138)
  Investments in and advances to ventures, net of
     repayments............................................        461       5,943    (54,932)
                                                             ---------   ---------   --------
          Net Cash Used in Investing Activities............   (455,916)   (117,646)   (86,421)
Financing Activities
  Proceeds from debt.......................................    815,868     409,817     63,599
  Net proceeds from issuance of common stock...............    369,990      86,403    119,043
  Repayments of debt.......................................   (116,085)       (149)      (973)
  Payment of debt issue costs..............................    (28,011)    (24,927)    (2,777)
  Other....................................................     (9,385)     (2,805)       106
                                                             ---------   ---------   --------
          Net Cash Provided by Financing Activities........  1,032,377     468,339    178,998
Effect of exchange rate changes on cash and cash
  equivalents..............................................      2,683      (7,968)       209
Net increase in cash and cash equivalents..................    458,292     290,457     50,023
Cash and cash equivalents at beginning of year.............    540,218      67,927     17,904
                                                             ---------   ---------   --------
Cash and Cash Equivalents At End of Year...................  $ 998,510   $ 358,384   $ 67,927
                                                             =========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)

                                                                          ACCUMULATED
                                           COMMON STOCK     ADDITIONAL       OTHER                         TOTAL
                                          ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                          SHARES   AMOUNT    CAPITAL        INCOME         DEFICIT        EQUITY
                                          ------   ------   ----------   -------------   -----------   -------------
Balance at December 31, 1995............  34,555   $3,456    $130,321       $(1,651)      $ (69,416)     $  62,710
  Proceeds from the sale of common
    stock, net of expenses of $3,567....  10,993   1,099      117,991            --              --        119,090
  Issuance of 7,223 warrants in
    connection with debt financing......      --      --       20,184            --              --         20,184
  Translation adjustment................      --      --           --            35              --             35
  Net loss..............................      --      --           --            --         (76,205)       (76,205)
                                                                                                         ---------
         Total comprehensive income.....                                                                   (76,170)
Other...................................    (613)    (61)       2,514            --              --          2,453
                                          ------   ------    --------       -------       ---------      ---------
Balance at December 31, 1996............  44,935   4,494      271,010        (1,616)       (145,621)       128,267
  Proceeds from the sale of common
    stock, net of expenses of $9,850....   7,647     764       88,426            --              --         89,190
  Translation adjustment................      --      --           --        (5,678)             --         (5,678)
  Net loss..............................      --      --           --            --        (134,761)      (134,761)
                                                                                                         ---------
         Total comprehensive income.....                                                                  (140,439)
Other...................................     515      52          579            --              --            631
                                          ------   ------    --------       -------       ---------      ---------
Balance at December 31, 1997............  53,097   5,310      360,015        (7,294)       (280,382)        77,649
  Changes in shareholders' equity for
    Esprit Telecom Group plc for the
    three months ended December 31,
    1997, not presented elsewhere.......     201      20          750           700          (7,577)        (6,107)
                                          ------   ------    --------       -------       ---------      ---------
Adjusted Balance at December 31, 1997...  53,298   5,330      360,765        (6,594)       (287,959)        71,542
  Proceeds from the sale of common
    stock, net of expenses of $22,805...  15,566   1,557      352,335            --              --        353,892
  Exercise of stock options and other
    transactions........................   2,917     291       15,954            --              --         16,245
  Conversion of notes payable...........   2,072     207       40,580            --              --         40,787
  Exercise of common stock warrants.....   2,543     254         (254)           --              --             --
  Issuance of common stock in connection
    with business combinations..........   4,337     434      115,677            --              --        116,111
  Translation adjustment................      --      --           --         7,082              --          7,082
  Net loss..............................      --      --           --            --        (255,756)      (255,756)
                                                                                                         ---------
         Total comprehensive income.....                                                                  (248,674)
                                          ------   ------    --------       -------       ---------      ---------
Balance at December 31, 1998............  80,733   $8,073    $885,057       $   488       $(543,715)     $ 349,903
                                          ======   ======    ========       =======       =========      =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Global TeleSystems Group, Inc. ("GTS" or "the Company"), is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operation of voice and data networks, international gateways, local access and cellular networks and the provision of various value-added services in Western Europe, Central Europe and the Commonwealth of Independent States ("CIS"), primarily Russia.

     Effective March 4, 1999, the Company completed its business combination with Esprit Telecom Group plc ("Esprit") which was accounted for as a pooling of interests. Accordingly, these financial statements have been restated and are presented as if the companies have been combined since inception (see Note 3, "Business Combinations and Venture Transactions").

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     Wholly-owned subsidiaries and majority-owned ventures where the Company has unilateral operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control are accounted for by the equity method. The Company has certain majority-owned ventures that are accounted for by the equity method as a result of minority shareholder rights, super majority voting conditions or other governmentally imposed uncertainties so severe that they prevent the Company from obtaining unilateral control of the venture. If the Company has little ability to exercise significant influence over a venture, the venture is accounted for by the cost method. All significant inter-company accounts and transactions are eliminated upon consolidation.

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

     Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

  Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements in order to conform to the 1998 presentation.

  Cash and Cash Equivalents

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $143.4 million and $66.8 million of restricted cash at December 31, 1998 and 1997, respectively. The restricted cash is primarily related to cash held in escrow for interest payments associated with the Company's debt obligations.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

incurred for the configuration and build-out of telecommunications equipment and telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company capitalizes material interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets' useful lives. The Company has capitalized interest costs of $4.9 million during the year ended December 31, 1998. Prior to 1998, the Company had no capitalized interest.

  Goodwill and Intangible Assets

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses, and is being amortized on a straight-line basis over their estimated useful lives ranging from three to fifteen years. Intangible assets, principally telecommunications service contracts, licenses and deferred financing costs, are amortized on a straight-line basis over the lesser of their estimated useful lives, generally three to fifteen years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. During the third quarter of 1997, the Company recorded a write-down of long-lived assets associated with its investments in the Asia and Central Europe regions (see Note 4, "Investments in and Advances to Ventures"). No impairment expense was recognized in 1998 or 1996.

  Income Taxes

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign companies, as such earnings are intended to be reinvested in those operations permanently.

  Stock Splits

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

                         GLOBAL TELESYSTEMS GROUP, INC.

presented share and per share data for issued and outstanding shares as well as options and warrants on a restated basis to give effect to the increase in authorized common shares, the stock split and the increase in par value for its capital stock.

  Foreign Currency Translation

     The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). In most instances, the local currency is considered the functional currency for the Company's subsidiaries and ventures, except for operations in the CIS, where the U.S. dollar has been designated as the functional currency. Assets and liabilities of these subsidiaries and ventures are translated at the rates of exchange at the balance sheet date. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in other comprehensive income, a separate component of shareholders' equity. Gains and losses from foreign currency transactions of these subsidiaries and ventures are included in the operations of the subsidiary or venture.

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

     All foreign currency gains and losses recognized in the operations of consolidated subsidiaries are included in the Company's statement of operations as "foreign currency gains/losses." The Company's proportionate share of all foreign currency gains and losses recognized in the operations of ventures accounted for by the equity method of accounting are recognized in the Company's statement of operations as "equity in earnings/losses of ventures".

  Revenue Recognition

     The Company records as revenue the amount of telecommunications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.

  Net Loss Per Share

     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and diluted earnings per share for all years presented. The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options, warrants, and convertible debt instruments have been excluded from the net loss per share calculation because their effect would be anti-dilutive (see Note 6, "Debt Obligations," Note 8, "Shareholders' Equity" and Note 9, "Stock Option Plans").

                         GLOBAL TELESYSTEMS GROUP, INC.

  Fair Value of Financial Instruments

     The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on quoted market prices. At December 31, 1998, the fair value of the Company's fixed rate long-term debt is as follows (in thousands):

                                                                           CARRYING
                                                              FAIR VALUE    VALUE
                                                              ----------   --------
5.75% Senior Subordinated Convertible Debentures Due 2010...   $524,097    $466,902
11.50% Senior Notes Due 2007, USD and DM....................    311,552     305,051
11.50% Senior Notes Due 2007................................    285,538     265,000
10.875% and 11.00% Senior Notes Due 2008, USD and DM........    240,811     240,061
8.75% Senior Subordinated Convertible Bonds Due 2000........    326,931     117,601
9.875% Senior Notes Due 2005................................    100,191     105,000

     The recorded amounts for all other long-term debt of the Company approximates fair value.

  Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, most of which are maintained in high-quality financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company provides allowances for potential credit losses when necessary.

     On August 17, 1998 the exchange rate of the Russian ruble, relative to other currencies, declined significantly. The following measures were implemented by the Russian government: 1) The repayment of sovereign securities was suspended; subsequently, secondary trading therein was halted. Since many Russian banks had substantial investments in these securities, severe liquidity problems resulted for the banks. 2) The value of the ruble was allowed to fluctuate below the ruble/US dollar exchange rate corridor that the government had previously committed to support; this represented an effective devaluation of the ruble. 3) A 90-day moratorium on offshore credit repayments was issued. The 90-day moratorium was not extended when it expired on November 16, 1998 and it is anticipated that the ruble will continue to be devalued. Due to the devaluation and the end of the 90-day moratorium, there is an ongoing risk that many Russian banks may be declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured. The official exchange rate as of December 31, 1998 was 20.65 rubles per US dollar. The last official exchange rate prior to the suspension of trading on August 17, 1998 was 6.2725 rubles per US dollar. The Company has taken and intends to continue to take actions that may minimize the unfavorable effect of a continued ruble devaluation.

  Derivative Financial Instruments

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluates the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company finds it impractical to hedge all foreign currency exposure and as a result, will continue to experience foreign currency gains and losses.

     The Company currently accounts for its existing derivatives under SFAS No. 52, "Foreign Currency Translation." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a reporting standard for derivative instruments which will require the Company to record all derivatives as either assets or liabilities and requires that those instruments are recorded at their fair value. The Company plans to adopt SFAS No. 133 for the fiscal year beginning January 1, 2000. The Company has not yet determined the impact of the adoption of this statement.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The Company enters into foreign currency forward contracts to minimize foreign exchange risk. The Company utilizes foreign currency agreements that are short term in duration (generally one week or less). Accordingly, the contract amount of the forwards at December 31, 1998 approximated fair value. Additionally, Hermes Railtel maintains one foreign currency swap transaction agreement (see Note 7, "Foreign Currency Transactions").

  Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected generally to account for its stock-based compensation in accordance with the provisions of APB No. 25 and presents pro forma disclosures of net loss as if the fair value method had been adopted.

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

NOTE 3: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

     On March 4, 1999, GTS acquired substantially all of the outstanding ordinary shares and American Depository Shares of Esprit Telecom Group plc. Upon the completion of the transaction, the number of shares that will be issued for the outstanding ordinary shares and American Depository Shares of Esprit is 16,027,512. The Company accounted for this combination as a pooling of interests. Accordingly, the Company restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented.

     Esprit had a fiscal year-end of September 30. The Esprit statements of operations for the years ended September 30, 1997 and 1996 were combined with GTS's statements of operations for the calendar years ended December 31, 1997 and 1996, respectively. The Company's consolidated statement of operations for the year ended December 31, 1998 includes the twelve months then ended of Esprit. The three months of operations of Esprit from October 1, 1997 to December 31, 1997 are not included in any of the statements of operations presented. Accordingly, an adjustment has been made in the consolidated statement of shareholders' equity for 1997 to include the net income and other transactions of Esprit for the three months ended December 31, 1997. In addition, as reflected in the Company's consolidated statements of cash flows, the "Cash and cash equivalents at the beginning of the year" for 1998 of $540.2 million and "Cash and cash equivalents at the end of year," of $358.4 million, for the year ended 1997 do not agree. The $181.8 million difference reflects the cash flow activity of Esprit for the three month period ended December 31, 1997. The Company's consolidated balance sheet as of December 31, 1997 represents the audited historical Esprit balance sheet as of September 30, 1997 combined with GTS's historical balance sheet as of December 31, 1997.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The table below presents pro forma information on the separate results of operations for GTS and Esprit for the periods prior to the combination:

                                                            FISCAL YEAR ENDED
                                                     --------------------------------
                                                       1998        1997        1996
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Revenue:
  Global TeleSystems Group.........................  $ 197,484   $  47,098   $ 24,117
  Esprit Telecom Group.............................    176,826      74,473     38,380
  Pooling adjustments..............................     (1,918)       (110)        --
                                                     ---------   ---------   --------
          Total Revenue............................  $ 372,392   $ 121,461   $ 62,497
                                                     =========   =========   ========
Net Income (Loss):
  Global TeleSystems Group.........................  $(152,559)  $(116,986)  $(67,991)
  Esprit Telecom Group.............................   (106,507)    (17,775)    (8,214)
  Pooling adjustments..............................      3,310          --         --
                                                     ---------   ---------   --------
          Total Net Loss...........................  $(255,756)  $(134,761)  $(76,205)
                                                     =========   =========   ========

     In conjunction with this business combination, the Company incurred substantial expenses. The Company may also incur significant charges resulting from shutdowns due to duplication in the capacity requirements of the combined network. At the date of the business combination, certain notes were outstanding. These notes had certain terms and conditions whereas the holders could put the notes back to Esprit with a premium upon a change in control. As such, an agreement was reached prior to the business combination to induce the noteholders to waive their put rights in exchange for a fixed payment of two percent of the face value of the notes. As such, GTS is obligated to pay and will incur a one-time charge as payment for the noteholders to negate their previously existing put rights. This charge will be recorded in conjunction with the other pooling expenditures discussed herein. The majority of these charges will be reflected in the quarter ended March 31, 1999.

     On November 30, 1998, the Company acquired substantially all of the outstanding shares of common stock of NetSource Europe ASA, a Norwegian company, ("NetSource") that provides long distance telecommunications services focusing primarily on small- to medium-sized businesses. The acquisition has been accounted for under the purchase method of accounting. The initial purchase price consisted of up to 4,037,500 newly issued shares of the Company's common stock and $46.1 million in cash for an aggregate initial purchase price of $145.4 million. The Company has also agreed to make additional payments of up to $35.0 million in either cash or shares of common stock contingent upon NetSource achieving certain performance targets during the first two quarters of 1999. Such payments, if any, will be accounted for as additional purchase price and will increase the goodwill.

     The Company's 1998 financial statements reflect the preliminary allocation of the purchase price, and as such, the Company has recorded approximately $137.4 million in goodwill that the Company is amortizing over a 10-year period using the straight-line method.

     On May 1, 1998, the Company acquired all of the outstanding common stock of Thyssen Festnetz Management GmbH and the whole limited partnership interest in Thyssen Festnetz GmbH & Co. KG (collectively "Plusnet") for cash consideration of approximately DM 307.8 million ($173.6 million) before expenses. The Company's 1998 financial statements reflect the preliminary allocation of the purchase price, and as such, the Company recorded approximately DM 303.2 million ($171.0 million) of goodwill on that date which the Company is amortizing over a 15-year period using the straight-line method.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The following unaudited pro forma combined results of operations for the Company gives effect to the NetSource and Plusnet business combinations as if they had occurred at the beginning of each period presented (in thousands, except per share data). These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Revenues....................................................  $ 425,452   $ 175,838
Loss before extraordinary item..............................   (313,749)   (190,842)
Net loss....................................................   (326,453)   (190,842)
Loss per common share:
  Loss before extraordinary item............................  $   (4.19)  $   (3.59)
  Net loss..................................................      (4.36)      (3.59)

     During 1998, the Company increased its ownership interest in several of its previously existing ventures by either buying out or acquiring part of the minority shareholders' interest in these ventures. These transactions have enabled the Company to consolidate certain ventures in 1998 that were previously accounted for following the equity method of accounting. The Company has executed these transactions by either paying cash or issuing its shares of common stock. Further, in 1998, the Company has acquired other less significant telecommunications companies offering similar or complementary services to those offered by the Company. Such business combinations have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash. The cash portion of these transactions and acquisitions has generally been financed through the Company's equity and debt proceeds. The Company has accounted for these transactions and business combinations following the purchase method of accounting, and as such, any purchase price paid over net tangible assets acquired has been reflected primarily as goodwill as is being amortized over a 5-year period using the straight-line method.

NOTE 4: INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments range from 49% to 75%. The Company has no investments in ventures that are accounted for by the cost method.

     The components of the Company's investments in and advances to ventures are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Equity in net assets acquired...............................  $14,844   $31,183
Excess of investment cost over equity in net assets acquired net of amortization of $3,836 and $4,851 at December 31,
  1998 and 1997, respectively...............................    4,108     7,582
Accumulated earnings recognized.............................   12,790    14,659
Dividends...................................................     (706)   (3,848)
Cash advances and other.....................................   19,715    27,154
                                                              -------   -------
          Total investments in and advances to ventures.....  $50,751   $76,730
                                                              =======   =======

                         GLOBAL TELESYSTEMS GROUP, INC.

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

  Investment Recoverability

     The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. During the third quarter of 1997, the Company recorded a write-off of approximately $5.4 million ($19.8 million, including the write-off at the venture level), which represented the net balance of certain investments in and advances to ventures located in Asia (primarily Beijing Tianmu and V-Tech) and Central Europe (Eurohivo) which were stated in excess of their net realizable value. The total charge was classified in the statement of operations as equity in losses of ventures. The Company recorded no such write-offs during the years ended December 31, 1998 or 1996.

  Hermes Europe Railtel B.V. ("Hermes Railtel") Recapitalization

     During the year ended December 31, 1997, Hermes Railtel recapitalized its equity structure and amended its existing shareholder agreement. In connection with the Hermes Railtel recapitalization the Company contributed approximately $51.8 million and converted existing note receivables of approximately $28.4 million in exchange for an additional 29% equity interest in Hermes Railtel. As a result of the recapitalization and amended shareholder agreement, the Company obtained unilateral control over Hermes Railtel.

                         GLOBAL TELESYSTEMS GROUP, INC.

Changes in the Investments in and Advances to Ventures

     The changes in the investments in and advances to ventures are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance, at beginning of period.............................  $ 76,730   $104,459
  Equity in net assets acquired.............................    14,701     80,054
  Excess of investment cost over equity in net assets
     acquired...............................................    50,810     10,187
  Dividends.................................................      (706)    (2,875)
  Cash advances (repayments) and other......................       245    (24,171)
  Effect of consolidating equity method companies...........   (89,705)   (76,325)
                                                              --------   --------
                                                               (24,655)   (13,130)
  Equity ownership in earnings/(losses).....................     4,753     (5,552)
  Excess losses recognized over amount attributable to
     ownership interest.....................................    (3,090)   (10,610)
  Amortization of excess of investment cost over equity in
     net assets acquired....................................    (2,987)    (3,313)
  Loss in value that is other than temporary................        --     (5,354)
  Effect of consolidating equity method companies...........        --     10,230
                                                              --------   --------
                                                                (1,324)   (14,599)
                                                              --------   --------
Balance, at end of period...................................  $ 50,751   $ 76,730
                                                              ========   ========

     As of December 31, 1998, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

                 EQUITY OWNED SUBSIDIARIES                    OWNERSHIP %
                 -------------------------                    -----------
EDN Sovintel................................................      50%
TeleRoss Ventures -- 14 joint ventures in various regions in
  the CIS...................................................      50%
Vostok Ventures -- 13 joint ventures in various regions in
  the CIS...................................................    50-70%
PrimTelefone................................................      50%
Dattel......................................................    51.03%

     The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 1998 and 1997.

                                                       YEAR ENDED DECEMBER 31, 1998
                                            ---------------------------------------------------
                                            MAJORITY OWNED    50% OR LESS       TOTAL EQUITY
EQUITY METHOD ENTITIES                         VENTURES      OWNED VENTURES    METHOD VENTURES
----------------------                      --------------   --------------   -----------------
                                                              (IN THOUSANDS)
Revenue...................................     $ 6,888          $194,184          $201,072
Gross margin..............................       3,918            78,073            81,991
Net income (loss).........................      (2,851)            2,126              (725)
Equity in net losses......................      (2,714)           (1,228)           (3,942)
Current assets............................       4,284            53,723            58,007
Total assets..............................      22,025           156,365           178,390
Current liabilities.......................       7,277            70,765            78,042
Total liabilities.........................      19,943            94,214           114,157
Net assets................................       2,082            62,151            64,233
Ownership interest in equity in net
  assets..................................         689            26,237            26,926

                         GLOBAL TELESYSTEMS GROUP, INC.

                                                       YEAR ENDED DECEMBER 31, 1997
                                            ---------------------------------------------------
                                            MAJORITY OWNED    50% OR LESS       TOTAL EQUITY
EQUITY METHOD ENTITIES                         VENTURES      OWNED VENTURES    METHOD VENTURES
----------------------                      --------------   --------------   -----------------
                                                              (IN THOUSANDS)
Revenue...................................     $ 47,986         $178,174          $226,160
Gross margin..............................       30,566           79,630           110,196
Net (loss) income.........................      (10,370)          14,700             4,330
Equity in net (losses) earnings...........      (11,538)           5,131            (6,407)
Current assets............................       20,841           59,959            80,800
Total assets..............................       35,090          176,117           211,207
Current liabilities.......................       18,719           68,503            87,222
Total liabilities.........................       27,653          102,758           130,411
Net assets................................        7,437           73,359            80,796
Ownership interest in equity in net
  assets..................................        9,541           45,638            55,179

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Accounts receivable consists of:
  Trade accounts receivable.................................  $153,080   $ 42,689
  Value added taxes receivable..............................    20,873      3,476
  Other receivables.........................................    10,010      2,089
                                                              --------   --------
                                                               183,963     48,254
  Less: allowance for doubtful accounts.....................     9,533      6,180
                                                              --------   --------
          Total accounts receivable, net....................  $174,430   $ 42,074
                                                              ========   ========
Property and equipment consists of:
  Telecommunications equipment..............................  $581,859   $256,552
  Furniture, fixtures and equipment.........................    36,388     14,348
  Other property............................................    13,956      3,470
  Construction in process...................................   104,608      9,412
                                                              --------   --------
                                                               736,811    283,782
Less: accumulated depreciation..............................    93,767     23,811
                                                              --------   --------
          Total property and equipment, net.................  $643,044   $259,971
                                                              ========   ========
Accounts payable and accrued expenses consists of:
  Accounts payable..........................................  $172,921   $ 56,794
  Interest payable..........................................    35,209     17,483
  Professional and consulting expense.......................     4,522      2,825
  Income taxes..............................................     9,713      2,530
  Accrued compensation......................................    14,618      7,170
  Accrued telecommunications expense........................    25,046      2,841
  Other accrued expenses....................................    17,480     11,420
                                                              --------   --------
          Total accounts payable and accrued expenses.......  $279,509   $101,063
                                                              ========   ========

                         GLOBAL TELESYSTEMS GROUP, INC.

NOTE 6: DEBT OBLIGATIONS

     Company debt consists of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1997
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Senior subordinated convertible debentures, due July 01,
  2010 at 5.75% interest payable semiannually,
  (Debentures)..............................................  $  466,902   $     --
Senior notes of Esprit due December 15, 2007 at 11.5%
  interest payable semiannually, (Senior Notes 2007)........     305,051         --
Senior notes of Hermes Railtel, due August 15, 2007 at 11.5%
  interest payable semiannually, (Senior Notes).............     265,000    265,000
Senior notes of Esprit due June 15, 2008 at 10.875% and
  11.00% interest payable semiannually, (Senior Notes
  2008).....................................................     240,061         --
Senior subordinated convertible bonds, due June 30, 2000 at
  8.75% payable semiannually, (Bonds).......................     117,601    144,787
Senior notes, due February 15, 2005 at 9.875% interest
  payable semiannually, (Notes Offering)....................     105,000         --
Related party debt obligations, with principal payments
  beginning April 1, 1998 and maturing on March 31, 2001 at
  10% interest, net of unamortized discount.................          --     72,233
Other financing agreements..................................      31,458     15,961
                                                              ----------   --------
                                                               1,531,073    497,981
Less: debt maturing within one year.........................      23,859     11,058
                                                              ----------   --------
          Total long-term debt..............................  $1,507,214   $486,923
                                                              ==========   ========

     In July 1998, the Company issued aggregate principal amount of $466.9 million of 5.75% convertible senior subordinated debentures (the "Debentures") that mature July 1, 2010 and will be redeemable from July 1, 2001 at the option of the Company, at redemption prices as set forth in the Debentures agreement. Net proceeds from the Debentures offering were approximately $450.3 million. The Debentures are convertible into 8.5 million common shares at any time prior to maturity or redemption at a conversion price of $55.05 per common share. Interest on the Debentures will be payable semi-annually on January 1 and July 1, commencing January 1, 1999. The Debentures are subordinated to all existing and future indebtedness of the Company, except for the Bonds, with which they rank pari passu in right of payment.

     On December 12, 1997, Esprit issued US$230.0 million and DM 125.0 million aggregate principal amount of senior notes due December 15, 2007 (the "Senior Notes 2007"). The Senior Notes 2007 rank pari-passu with ordinary creditors with interest payable semi-annually at a rate of 11.5%. Approximately $72.0 million and DM 36.0 million of the net proceeds of the offering of the Senior Notes 2007 was initially placed in escrow for the first 6 semi-annual payments commencing June 15, 1998. The Company may redeem the Senior Notes 2007, in whole or in part, any time on or after December 15, 2002 at specific redemption prices or prior to that under certain conditions. The Senior Notes 2007 are structurally senior to the Company's Debentures, Bonds and Notes Offering.

     In 1997, Hermes Railtel issued $265.0 million aggregate principal amount of senior notes due August 15, 2007 (the "Senior Notes"). The Senior Notes are general unsecured obligations of the subsidiary with interest payable semiannually at a rate of 11.5%. Approximately $56.6 million of the net proceeds of the offering of the Senior Notes was initially placed in escrow for the first four semiannual interest payments commencing in 1998. Hermes Railtel may redeem the Senior Notes, in whole or in part, any time on or after August 15, 2002

                         GLOBAL TELESYSTEMS GROUP, INC.

at specific redemption prices. Hermes Railtel may also redeem a portion of the Senior Notes at a price equal to 111.5% of the principal amount prior to August 15, 2000 with net cash proceeds of a public equity offering of Hermes Railtel with gross proceeds of at least $75.0 million or in certain other circumstances specified in the indenture for the Senior Notes, provided, however, that at least two-thirds of the principal amount of the Senior Notes originally issued remain outstanding after each such redemption. The Senior Notes are structurally senior to the Company's Debentures, Bonds and Notes Offering.

     On June 19, 1998, Esprit issued US$150.0 million and DM150.0 million aggregate principal amount of Senior Notes due June 15, 2008 (the "Senior Notes 2008"). The Senior Notes 2008 rank pari-passu with ordinary creditors with interest payable semi-annually at a rate of 10.875% and 11.00% respectively. Esprit may redeem the Senior Notes 2008, in whole or in part, any time on or after 5 years or on June 15, 2001, at specific redemption prices. The Senior Notes 2008 are structurally senior to any and all obligations of the Company. The notes will be redeemable at the option of the Company at any time on or after June 15, 2003 or prior to that under certain conditions.

     As a result of the completion of the initial public offering (the "Stock Offering"), see Note 8, "Shareholders' Equity," the interest rate on the 8.75% senior subordinated convertible bonds due June 2000, which were issued in July 1997 (the "Bonds") will remain at 8.75% until maturity and the approximately $5.1 million of the 6.25% additional interest that was previously accrued through the date of the Stock Offering has been reflected as an increase to additional paid-in capital. Upon completion of the Stock Offering, the Bonds became convertible into 7.2 million common shares at a conversion price of $20.00 per share. During the twelve months ended December 31, 1998, a total of $27.2 million of the Bonds were converted into approximately 1.4 million common shares of the Company's common stock. The Bonds are subordinated to all existing and future indebtedness of the Company, except for the Debentures, with which they rank pari passu in right of payment.

     In February 1998, the Company issued $105.0 million aggregate principal amount of 9.875% senior notes due February 15, 2005 (the "Notes Offering" and together with the Stock Offering, the "Offerings"). Net proceeds from the Notes Offering were approximately $100.5 million. Approximately $19.6 million of the net proceeds were initially placed in escrow for the first four semi-annual interest payments, commencing August 15, 1998. The Notes Offering are senior in rank to both the Debentures and the Bonds.

     In 1996, the Company entered into long-term obligations ("Debt Obligations") totaling $70.0 million with lenders that are affiliated with and are considered related parties to the Company as a result of their ownership of the Company's common stock. In February 1998, approximately $85.2 million of the net proceeds of the Offerings were used to repay the Debt Obligations plus accrued interest. Accordingly, the Company recognized a $12.7 million extraordinary charge to earnings resulting from the early extinguishment of the debt obligations. The nature of the charge is comprised of the write-off of $11.6 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs that were deferred as financing costs and were being amortized over the original maturity of the debt.

     Certain of the Company's consolidated ventures maintain credit facilities for their local operations. Borrowings under such credit facilities bear interest at the prevailing negotiated market rates. Esprit has two revolving credit lines that were unused at December 31, 1998. One has an available amount of GBP 1.0 million $(1.7 million), and the other has an available balance of NLG
1.2 million ($0.6 million), for a total available under these facilities of $2.3 million at December 31, 1998.

     Aggregate maturities of long-term debt, as of December 31, 1998, are as follows: 1999 -- $23.9 million, 2000 -- $121.9 million, 2001 -- $3.0 million,
2002 -- $0.1 million and $1,382.2 million thereafter.

     The Company paid interest of $124.2 million, $2.2 million and $0.4 million in 1998, 1997, and 1996, respectively.

                         GLOBAL TELESYSTEMS GROUP, INC.

NOTE 7: FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, Hermes Railtel entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265.0 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Senior Notes"). Hermes Railtel has marked the Swap to its fair value as of December 31, 1998 and the resulting adverse change in fair value of $27.8 million has been recorded as a non-current liability on the balance sheet and recognized as a foreign currency loss in the statement of operations. The foreign currency loss recognized on marking the Swap to its fair value has been partially offset in the statement of operations by a $15.3 million foreign currency gain on the revaluation of the Senior Notes.

NOTE 8: SHAREHOLDERS' EQUITY

  Common Stock

     The following table summarizes the Company's significant issuances of common stock as a result of its public and private capital raise efforts for the periods ending:

                                                SHARES ISSUED   SHARE PRICE    NET PROCEEDS
                                                -------------   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
December 31, 1998.............................   15,566,000     $20.00-45.50     $353,892
December 31, 1997.............................    6,728,761     13.49-15.67        86,359
December 31, 1996.............................    8,348,532        13.33          107,744

     In February 1998, the Company completed an initial public offering of 12.8 million shares of common stock at $20.00 per common share (the "Stock Offering"). The Stock Offering resulted in the Company's common stock being listed in the United States on the National Association of Securities Dealers Automated Quotation Market and internationally on the European Association of Securities Dealers Automated Quotation Market. Net proceeds from the Stock Offering were $235.2 million. As a result of the Stock Offering, the Company was no longer obligated to repurchase the 797,100 shares of common stock that were subject to repurchase at December 31, 1997.

     In July 1998, the Company completed a secondary public offering of 2.8 million shares of common stock at $45.50 per common share. Net proceeds from the offering were $118.7 million. In addition, in conjunction with such offering, shareholders of the Company sold 11.7 million shares of the Company's common stock. The Company did not realize any of the proceeds of such sale.

     Pursuant to a purchase agreement that the Company has with a venture partner, the Company issued 463,489 of non-registered shares of common stock to the partner in 1998. In accordance with the purchase agreement, if such entity is unable to sell these shares, the Company is obligated to assist the seller in locating a purchaser for 288,441 of non-registered shares, and if the Company is unable to do so, to repurchase the 288,441 shares of common stock. The shares of common stock have been classified as common stock subject to repurchase as of December 31, 1998.

     In June 1998, pursuant to the Debt Obligations described in Note 6 "Debt Obligations," warrants to purchase 3,333,333 common shares were exercised using a cashless exercise option at an exercise price of $9.33 per common share. In addition, warrants to purchase 4,444,444 shares of the Company's common stock expire in the first and second quarters of 2002.

     In February 1997, Esprit completed an initial public offering of 4.75 million American Depositary Shares (ADSs), which represented 33.3 million ordinary shares of Esprit common stock, at $12.00 per ADS (the "IPO"). The IPO resulted in Esprit's ADSs being listed on the National Association of Securities Dealers Automated Quotation Market (NASDAQ) and on the European Association of Securities Dealers Automated Quotation Market (EASDAQ). Net proceeds from the IPO were $49.9 million. As a result of the

                         GLOBAL TELESYSTEMS GROUP, INC.

business combination which occurred on March 4, 1999 (see Note 3, "Business Combinations and Venture Transactions"), GTS acquired substantially all of the outstanding ADSs and ordinary shares of Esprit in exchange for new shares of common stock in GTS. Expressed in terms of the new GTS shares, the February, 1997 offering represented a sale of 4.3 million shares of GTS common stock at $13.49 per share. Upon completion of the transaction, the Esprit ADSs will be delisted from NASDAQ and EASDAQ.

     The Company does not intend to pay dividends on common stock in the foreseeable future. In addition, certain of the Company's financing agreements include covenant restrictions precluding the payment of dividends by the Company.

     The Company has reserved 14,332,970 shares of common stock for issuance upon conversion of the exercise of outstanding and future stock options, warrants and similar rights.

  Preferred Stock

     As of December 31, 1998 and 1997, there were 10,000,000 shares of $0.0001 par value preferred stock authorized, with rights and preferences to be determined by the Board of Directors. As of December 31, 1998 and 1997, no shares of preferred stock had been issued.

NOTE 9: STOCK OPTION PLANS

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the years ended December 31, 1998, 1997 and 1996 would have been approximately $269.8 million, $142.0 million and $77.2 million, respectively.

     The fair value of options granted under GTS plans during 1996 and 1997 are estimated to be between $2.93 and $7.35 per common share, respectively, on the date of grant using the minimum value option pricing model during 1996 and the Black Scholes option pricing model for grants in 1997 with the following assumptions: dividend yield 0%, risk free interest rate of 6.13% for 1996 and 5.74% for 1997, an expected life of five years, and an expected volatility of
 .50. The Company determined its volatility factor with the assistance of an investment banker, based on peer group public companies and the Company's historic stock performance. The fair value of options granted during 1998 are estimated to be between $16.51 and $33.72 per common share on the date of grant using the Black Scholes option valuation model with the following assumptions: dividend yield 0%, risk free interest rates between 4.19% and 5.64%, an expected life of five years, and an expected volatility of .75.

     The fair value for the Esprit options (which represent rights to GTS shares), as expressed as equivalent GTS share options, were estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended September 30, 1996, 1997 and December 31, 1998: dividend yield of 0%; expected volatility of 1.50 for 1996 and 1997 and 1.00 for 1998; risk-free interest rate of 7.3% for 1996 and 1997 and 4.4% for 1998 and expected lives from three years to eight and a half years. The weighted average fair value of options granted was $2.44 for grants during the year ended September 30, 1996, between $4.72 and $6.22 for options granted during the year ended September 30, 1997 and $10.23 for options granted during the year ended December 31, 1998.

     The Company maintains the 1992 Stock Option Plan, the Non-Employee Directors Stock Option Plan and the GTS Equity Compensation Plan (the "Option Plans"). As of December 31, 1998, the maximum number of shares of common stock available for grant under the Option Plans was 14,756,954. Except for the Company's performance based options granted under the 1992 stock option plan, options granted under the

                         GLOBAL TELESYSTEMS GROUP, INC.

Option Plans generally vest over a four-year period from the date of grant and expire ten years from the date of grant. In 1996 and 1998, the Company had granted options with vesting terms that provide for vesting within five and six years after the date of grant, respectively, unless certain performance goals are met, in which case vesting could occur over a shorter period of time.

     Additional information with respect to stock option activity, excluding the Esprit options (which represent rights to GTS shares), is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                             1998                    1997                   1996
                                     ---------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                     ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year...   6,562,171    $ 9.75    4,869,360    $ 7.31    3,422,399    $ 5.56
Options granted....................   3,868,565     30.00    2,215,296     14.53    1,612,962     11.10
Options exercised..................  (2,374,947)     6.60      (89,312)     6.34      (56,498)     6.70
Options canceled or expired........    (394,715)    17.88     (433,173)     7.38     (109,503)     8.73
                                     ----------              ---------              ---------
Outstanding at end of year.........   7,661,074     20.53    6,562,171      9.75    4,869,360      7.31
                                     ==========              =========              =========
Options exercisable at year end....   2,097,914    $10.26    2,962,110    $ 6.06    1,992,236    $ 4.65

     The following table summarizes information about stock options outstanding excluding the Esprit options (which represent rights to GTS shares):

                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                         ------------------------------------   ----------------------
                                        WEIGHTED
                                         AVERAGE
                                        REMAINING    WEIGHTED                 WEIGHTED
                                       CONTRACTUAL   AVERAGE                  AVERAGE
RANGE OF EXERCISE PRICE    NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
 AT DECEMBER 31, 1998:   OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
-----------------------  -----------   -----------   --------   -----------   --------
    $0.00 to $5.73          438,500        5.6        $ 2.50      408,500      $ 2.75
     5.74 to 11.45        1,323,549        6.8          9.45      982,486        9.16
    11.46 to 17.18        2,146,460        8.3         14.44      620,428       14.23
    17.19 to 22.90          120,000        9.2         20.00       40,000       20.00
    22.91 to 28.63        2,580,140        9.8         25.78           --          --
    28.64 to 34.34           85,275        9.3         30.34           --          --
    34.35 to 40.07          280,295        9.4         37.80       46,500       37.94
    40.08 to 45.80          421,855        9.4         43.58           --          --
    48.81 to 51.53          265,000        9.3         46.75           --          --

     In addition, prior to the establishment of the Option Plans, certain options were granted in 1991 to certain key employees and former employees to purchase 1,172,250 shares of the Company's common stock at an exercise price of $0.53 per share. All options were granted at an exercise price equal to the fair value of the underlying common stock at the date of grant. The options vested in equal increments over a three-year period. During 1993, 603,000 of the options were canceled, in 1994, 50,250 options were exercised, during 1998 243,750 were exercised leaving the remaining 275,250 outstanding and fully exercisable at December 31, 1998.

     In the fourth quarter of 1997, Hermes Railtel implemented a stock option plan for its key officers and employees (the "Hermes Railtel Plan"). The ownership dilution caused by the Hermes Railtel Plan is not expected to be significant. As a result of issuing options under the Hermes Railtel Plan, Hermes Railtel

                         GLOBAL TELESYSTEMS GROUP, INC.

incurred a non-cash charge of approximately $3.7 million, of which $2.6 million was recorded during 1997 and the remaining $1.1 million was recorded in 1998.

  Employee Stock Option and Incentive Plans for Esprit

     Prior to the March 4, 1999 business combination between GTS and Esprit as discussed in Note 3, "Business Combinations and Venture Transactions," Esprit maintained various option plans each with its own terms and conditions. Effective with the completion of this business combination, all of the options within these plans will be converted to rights to receive GTS shares of common stock, based on the business combination exchange ratio, with terms substantially identical to those of the Esprit plans (except that the "market price" requirement for vesting of the Management Stock Option Plan, described below, was omitted). Generally, all options granted under the historical Esprit stock option plans vest immediately or vest one year after the grant date. Of the 1,599,066 options converted 928,455 were exercisable on March 4, 1999.

     On February 26, 1998, the Esprit Board of Directors approved a new sub plan under the Esprit Executive and Employee Stock Option Plan, The Management Stock Option Plan ("MSOP"). Eligibility extended to specified persons who were employed by an Esprit Telecom Group company before February 26, 1999. These options vested three years from February 26, 1998 or three years from the date of employment, whichever was later, on the following two conditions: (i) the specified employees had to have been employed by Esprit, and (ii) in the case of those persons already employed on February 26, 1998, the market price of Esprit common stock had to have been at least fifty percent higher than the exercise price (which was equal to the market price on the date of grant), or in the case of those persons employed after February 26, 1998, a market price of at least fifty percent higher than it was on the date of commencement of their employment.

     A summary of all transactions involving Esprit stock options which represent rights to GTS shares (expressed as equivalent GTS share options) is as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                  YEAR ENDED        -------------------------------------------
                              DECEMBER 31, 1998             1997                   1996
                             --------------------   --------------------   --------------------
                                         WEIGHTED               WEIGHTED               WEIGHTED
                                         AVERAGE                AVERAGE                AVERAGE
                                         EXERCISE               EXERCISE               EXERCISE
                              SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                             ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.....................  1,162,586    $ 0.47      805,896    $0.08       112,261    $0.08
Options granted............    749,356     10.78      565,482     2.44       701,039     0.08
Options exercised..........   (237,044)     0.94      (90,305)    0.08        (7,404)    0.08
Options canceled or
  expired..................    (75,832)     8.97      (13,619)    0.08            --       --
                             ---------              ---------              ---------
Outstanding at end of
  year.....................  1,599,066    $ 7.71    1,267,454    $0.47       805,896    $0.08
                             =========              =========              =========

NOTE 10: EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan (the "Savings Plan") covering all U.S. citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and as such, participants may defer pretax income in accordance with federal income tax limitations. The Company provides a 50% matching contribution on the first 5% contributed by the employee. The Company may also, at its discretion, make non-matching contributions. Both matching and non-matching contributions by the Company vest 100% after three years of service. The Company's expense under the Savings Plan was approximately $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company made no discretionary (non-matching) contributions for the years ended December 31, 1998, 1997 or 1996.

                         GLOBAL TELESYSTEMS GROUP, INC.

     With respect to certain Esprit Telecom UK employees, the Company contributes a fixed percentage, based upon the salary earned, to the employees' nominated pension insurance policy or other pension arrangements. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $1.9 million, $0.3 million and $0.1 million, respectively of expense related to these pension arrangements. Esprit has no defined benefit pension plan for its employees.

     Hermes Railtel established a pension plan in 1995 that covers all Hermes Railtel employees upon twenty-five years of age and at least one year of service. Hermes Railtel has entered into an insurance arrangement (an investment contract) whereby an insurance provider has undertaken a legal obligation to provide specific benefits to participants in return for a fixed premium. As such, Hermes Railtel does not bear significant financial risk for its pension plan. Hermes Railtel's expense under the pension plan was $1.0 million, $0.7 million and $0.04 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 11: INCOME TAXES

     The components of loss before extraordinary loss, income taxes and minority interest were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Pretax loss:
  Domestic.........................................  $ (63,943)  $ (64,920)  $(41,554)
  Foreign..........................................   (175,280)    (71,033)   (33,318)
                                                     ---------   ---------   --------
                                                     $(239,223)  $(135,953)  $(74,872)
                                                     =========   =========   ========

     For the years ended December 31, 1998, 1997 and 1996, the Company recorded $7.8 million, $2.5 million, and $1.4 million respectively, in income tax expense that related exclusively to its current provision for foreign taxes.

     The reconciliation of the U.S. statutory federal tax rate of 34.0% to the Company's effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Taxes at U.S. statutory rates...............................   34.0%    34.0%    34.0%
Foreign income taxes........................................   (3.1)    (1.8)    (1.8)
Foreign operating losses generating no tax benefit..........  (24.9)   (17.8)   (15.1)
Domestic operating losses generating no tax benefit.........   (9.1)   (16.2)   (18.9)
                                                              -----    -----    -----
                                                               (3.1)%   (1.8)%   (1.8)%
                                                              =====    =====    =====

                         GLOBAL TELESYSTEMS GROUP, INC.

     Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carry-forwards.........................  $ 85,337   $ 38,029
  Other deferred tax assets.................................     7,702      3,912
                                                              --------   --------
Total deferred tax asset....................................    93,039     41,941
Deferred Tax Liability......................................     1,186      2,292
                                                              --------   --------
Net deferred tax asset......................................    91,853     39,649
  Less: valuation allowance.................................   (91,853)   (39,649)
                                                              --------   --------
          Total.............................................  $     --   $     --
                                                              ========   ========

     As of December 31, 1998, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $251.0 million expiring in fiscal years 2003 through 2018. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry-forwards will be subject to an annual limitation.

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has various lease agreements for fiber and equipment. The obligations extend through 2018. Most of the leases contain renewal options of one to twelve years. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Telecommunications equipment................................  $312,962   $158,277
  Less: accumulated amortization............................    16,543      1,209
                                                              --------   --------
                                                              $296,419   $157,068
                                                              ========   ========

     Rental expense for operating leases aggregated $9.9 million, $4.2 million, and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Future minimum payments, by year and in the aggregate, under the capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1998 were as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
                                                                 (IN THOUSANDS)
December 31, 1999...........................................  $ 61,712    $15,379
  2000......................................................    34,854      8,347
  2001......................................................    32,940      7,516
  2002......................................................    31,832      6,317
  2003......................................................    31,502      4,361
Thereafter..................................................   246,497     11,181
                                                              --------    -------
          Total minimum lease payments......................   439,337    $53,101
                                                                          =======
Less amount representing interest...........................   178,096
                                                              --------
Present value of net minimum lease payments.................   261,241
Less current portion of capital lease obligations...........    43,102
                                                              --------
Long-term portion of capital lease obligations..............  $218,139
                                                              ========

  Other Commitments and Contingencies

     The Company's consolidated and non-consolidated ventures have future purchase commitments amounting to $66.8 million and $1.2 million, respectively, as of December 31, 1998.

     In the ordinary course of business, the Company has issued financial guarantees on debt and equities for the benefit of certain of its consolidated and non-consolidated ventures. The total amounts guaranteed at December 31, 1998 were approximately $2.4 million and $13.7 million, respectively.

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

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian Taxes, the Company's final Russian Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 1998, 1997, and 1996. It is the opinion of management that the ultimate resolution of the Company's Russian Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

NOTE 13: RELATED PARTY TRANSACTIONS

     On October 31, 1998, the Company acquired AB Swed Carrier's ownership interest of 6,551 common shares in Hermes Railtel for approximately $5.8 million. In connection with this purchase, GTS Carrier Services, Inc. paid approximately $5.3 million to a company, which is affiliated with a board member of Hermes Railtel, for negotiating with AB Swed Carrier and the remaining minority shareholder of Hermes Railtel on behalf of GTS Carrier Services, Inc. to purchase their respective ownership interests in Hermes Railtel.

     As discussed within Note 6, "Debt Obligations," the Company issued 8.75% Senior Subordinated Convertible Bonds due June 30, 2000. An affiliated shareholder of the Company purchased, on the open market, a portion of the bonds and as of December 31, 1998 and 1997 held $2.6 million and $3.5 million, respectively.

     Prior to 1998, the Company, in connection with a venture investment, entered into financing agreements with a shareholder of the Company for a total of approximately $8.6 million. Subject to certain conditions, the shareholder had the right to require the repayment of this amount in cash or 0.7 million shares of the Company's common stock. In June 1998, the Company completed the restructuring of the capital and ownership of this venture. In conjunction with this restructuring, the shareholder exercised its right to receive 0.7 million shares of the Company's common stock. Further, the shareholder contributed an additional $5.8 million for a 25% interest in the venture (see Note 3, "Business Combinations and Venture Transactions.")

     Prior to October 13, 1997, a shareholder of the Company owned 17% of the capital stock of Telco Communications Group, Inc. ("Telco"), a long distance telecommunications company. The Company purchased certain long distance telecommunications services from, and sells certain services to, Telco. Sales to and purchases from Telco for 1998, 1997 and 1996 were $1.0 million, $1.0 million and $3.0 million and $9.6 million, $6.6 million and $3.0 million, respectively. In addition, the Company engages Tel Labs Inc. ("Tel Labs"), a wholly-owned subsidiary of Telco, for the final processing of its customer billing records at Esprit. Purchases from Tel Labs for 1998, 1997 and 1996 were $0.6 million, $0.7 million and $0.5 million, respectively.

     As discussed in Note 8, "Shareholders' Equity," the Company issued 463,489 of non-registered shares of common stock to a venture partner in 1998 for their remaining interest in a business venture within the CIS region. In addition, in 1997, the Company issued 504,600 shares of common stock to the same venture partner for the Company's original interest in the same business venture.

     The Company has entered into certain consulting agreements with directors of the Company and paid $3.2 million, $0.4 million and $0.2 million in 1998, 1997 and 1996, respectively, pursuant to those agreements.

     The Company had notes receivable due from employees approximating $4.1 million, less than $0.1 million, and $0.1 million as of December 31, 1998, 1997 and 1996, respectively, with three employees aggregating more than $4.0 million in 1998.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The Company derived revenue from affiliates of $8.3 million, $4.4 million and $3.3 million in 1998, 1997 and 1996, respectively. Costs of revenue from affiliates were $2.3 million, $2.0 million and $0.8 million, respectively for the years ended December 31, 1998, 1997 and 1996.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the Company:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1998       1997      1996
                                                         --------   --------   ------
                                                                (IN THOUSANDS)
Capitalization of leases...............................  $149,391   $142,417   $4,003
Purchase of additional interest in Western Europe
  region subsidiary with conversion of debt to
  equity...............................................        --      9,139       --
Line of credit issued as payment on note payable and
  reclassification of restricted cash..................        --      7,887       --
Exercise of warrants, resulting in treasury shares.....    31,110
Conversion of bonds and notes into common shares.......    40,580      4,250    4,497
Issuance of common shares or notes for interest in
  business ventures....................................    19,522      4,125    4,500
Net accretion in common stock subject to repurchase....     3,592      8,156       --

     In conjunction with the purchases of NetSource and Plusnet during the year ended December 31, 1998 (see Note 3, "Business Combinations and Venture Transactions"), assets acquired, liabilities assumed and common stock issued were as follows (in thousands):

                                                                  1998
                                                                --------
Fair value of assets acquired...............................    $ 94,213
Goodwill....................................................     308,410
Fair value of liabilities assumed...........................     (86,009)
Common stock issued.........................................     (92,969)
                                                                --------
Net cash paid...............................................    $223,645
                                                                ========

NOTE 15: SEGMENT INFORMATION AND CERTAIN GEOGRAPHICAL DATA

     The Company operates in five segments within the telecommunications industry. The industry consists of a wide range of telecommunications services to international business customers, including long distance voice and data services and electronic messaging services. The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The following tables present consolidated financial information segmented by the Company's lines of businesses and geographic areas for 1998, 1997 and 1996.

                         GLOBAL TELESYSTEMS GROUP, INC.

Transfers between geographic areas and lines of businesses were not considered material for disclosure purposes.

GEOGRAPHICAL DATA:

  CONSOLIDATED:

                                NORTHERN AND                                      CORPORATE
                                  WESTERN                  CENTRAL                 OFFICE &
                                   EUROPE         CIS       EUROPE      ASIA     ELIMINATIONS     TOTAL
                               --------------   --------   --------   --------   ------------   ----------
                                                             (IN THOUSANDS)
Year Ended December 31, 1998
  Total revenue..............    $  265,812     $ 85,127   $ 18,911   $  2,614     $    (72)    $  372,392
  Gross margin...............        83,002       42,400      8,404        357          123        134,286
  Operating expenses.........       111,735       43,205      7,683      2,293       34,268        199,184
  Extraordinary items........            --           --         --   -- .....      (12,704)       (12,704)
  Net loss...................      (156,737)     (37,200)    (4,587)    (1,884)     (55,348)      (255,756)
  Identifiable assets........     1,456,108      221,163     44,814      4,856      887,661      2,614,602
  Liabilities................     1,450,968      146,008     28,099      9,384      576,830      2,211,289
  Net (liabilities)/assets...         5,140       75,155     16,715     (4,528)     310,831        403,313
Year Ended December 31, 1997
  Total revenue..............    $   79,736     $ 27,045   $ 13,513   $  1,016     $    151     $  121,461
  Gross margin...............        10,843        6,624      6,747        (14)         152         24,352
  Operating expenses.........        42,623       20,010      5,394      7,507       21,655         97,189
  Net loss...................       (46,839)      (9,505)    (6,882)   (28,043)     (43,492)      (134,761)
  Identifiable assets........       601,779       99,926     23,840     (6,544)     157,646        876,647
  Liabilities................       496,675       62,862     40,465     19,161      148,580        767,743
  Net (liabilities)/assets...       105,104       37,064    (16,625)   (25,705)       9,066        108,904
Year Ended December 31, 1996
  Total revenue..............    $   38,380     $ 12,696   $  9,355   $  1,561     $    505     $   62,497
  Gross margin...............         9,447        2,626      4,756        652          421         17,902
  Operating expenses.........        15,269       17,753      5,131      3,803       21,662         63,618
  Net loss...................       (18,914)     (15,572)    (5,295)    (4,951)     (31,473)       (76,205)
  Identifiable assets........        57,287       96,773     17,339     14,973       88,686        275,058
  Liabilities................        57,756      116,961     33,826     24,753      (93,806)       139,490
  Net (liabilities)/assets...          (469)     (20,188)   (16,487)    (9,780)     182,492        135,568

                         GLOBAL TELESYSTEMS GROUP, INC.

LINE OF BUSINESS DATA:

  CONSOLIDATED:

                                                                   BUSINESS    MOBILE     CORPORATE,
                                 CARRIER    BUSINESS     ACCESS    SERVICES   SERVICES     OTHER &
                                 SERVICES   SERVICES    SERVICES     CIS        CIS      ELIMINATIONS     TOTAL
                                 --------   ---------   --------   --------   --------   ------------   ----------
                                                                  (IN THOUSANDS)
Year Ended December 31, 1998
  Total revenue................  $ 85,251   $ 180,561   $ 18,911   $ 75,394   $  9,818     $  2,457     $  372,392
  Gross margin.................    43,404      39,598      8,404     36,119      6,234          527        134,286
  Operating expenses...........    29,463      83,734      9,237     26,075     11,357       39,318        199,184
  Extraordinary items..........        --          --         --         --         --      (12,704)       (12,704)
  Net loss.....................   (44,302)   (110,878)    (6,144)   (13,839)   (17,595)     (62,998)      (255,756)
  Identifiable assets..........   741,695     713,531     45,696    169,998     51,659      892,023      2,614,602
  Liabilities..................   688,054     761,745     29,268     89,721     47,571      594,930      2,211,289
  Net (liabilities)/assets.....    53,641     (48,214)    16,428     80,277      4,088      297,093        403,313

Year Ended December 31, 1997
  Total revenue................  $  5,373   $  74,363   $ 13,513   $ 24,732   $  2,313     $  1,167     $  121,461
  Gross margin.................    (1,470)     12,313      6,747      6,233        351          178         24,352
  Operating expenses...........    17,527      25,096      5,394     11,458      3,290       34,424         97,189
  Net loss.....................   (27,396)    (19,442)    (6,882)     1,085     (5,953)     (76,173)      (134,761)
  Identifiable assets..........   504,478      97,301     23,840     69,388     26,719      154,921        876,647
  Liabilities..................   444,765      51,910     40,465     38,022     19,143      173,438        767,743
  Net (liabilities)/assets.....    59,713      45,391    (16,625)    31,366      7,576      (18,517)       108,904

Year Ended December 31, 1996
  Total revenue................  $     --   $  38,380   $  9,355   $  9,211   $  3,485     $  2,066     $   62,497
  Gross margin.................        --       9,447      4,756        817      1,809        1,073         17,902
  Operating expenses...........       257      15,012      5,131      8,278      5,992       28,948         63,618
  Net loss.....................    (9,099)     (9,815)    (5,295)    (3,084)    (9,777)     (39,135)       (76,205)
  Identifiable assets..........    16,492      40,795     17,339     71,138     25,126      104,168        275,058
  Liabilities..................    28,976      28,780     33,826     69,530     41,297      (62,919)       139,490
  Net (liabilities)/assets.....   (12,484)     12,015    (16,487)     1,608    (16,171)     167,087        135,568

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

     The selected financial data presents the restatement of the Company's historical financial statements for 1998 and prior periods to reflect the business combination with Esprit Telecom Group plc, which was accounted for as a pooling of interests.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Summarized quarterly financial data is as follows:

                                          FIRST      SECOND     THIRD      FOURTH      TOTAL
                                         QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                         --------   --------   --------   --------   ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
  Revenues.............................  $ 46,248   $ 65,964   $118,335   $141,845   $ 372,392
  Gross Margin.........................    13,069     20,938     45,387     54,892     134,286
  Net loss before extraordinary item...   (37,114)   (47,967)   (63,696)   (94,275)   (243,052)
Extraordinary item.....................   (12,704)        --         --         --     (12,704)
                                         --------   --------   --------   --------   ---------
  Net loss.............................   (49,818)   (47,967)   (63,696)   (94,275)   (255,756)
                                         ========   ========   ========   ========   =========
  Net loss per share before
     extraordinary item................     (0.60)     (0.69)     (0.84)     (1.21)      (3.41)
Extraordinary loss per share...........     (0.21)        --         --         --       (0.18)
                                         --------   --------   --------   --------   ---------
  Net loss per share...................     (0.81)     (0.69)     (0.84)     (1.21)      (3.59)(a)
                                         ========   ========   ========   ========   =========
1997
  Revenues.............................  $ 22,477   $ 26,324   $ 34,778   $ 37,882   $ 121,461
  Gross Margin.........................     5,894      6,478      3,258      8,722      24,352
  Net loss.............................   (20,813)   (25,401)   (52,428)   (36,119)   (134,761)
  Net loss per share...................     (0.46)     (0.54)     (1.02)     (0.68)      (2.74)

---------------

(a) The sum of earnings per share for the four quarters will not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

NOTE 17: SUBSEQUENT EVENTS

     On January 4, 1999, Hermes Railtel issued in a private placement $200 million principal amount of 10 3/8% Senior Notes due 2009 and Euro 85,000,000 principal amount of 10 3/8% Senior Notes due 2006. The net proceeds of this offering, approximately $289.7 million, will be used to finance the cost of Hermes Railtel network assets, to expand the Hermes Railtel network beyond the currently contemplated scope by adding transatlantic capacity, enhancing the speed of the Hermes Railtel network and continuing the build-out of the Hermes Railtel network. The Company filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the New Senior Notes, for the New Senior Notes, which became effective in February 1999.

     On January 13, 1999, GTS, through its subsidiary GTS Transatlantic Holdings Ltd., entered into an agreement with FLAG Telecom to form a 50/50 joint venture, to be known as FLAG Atlantic Limited, that will build and operate a transoceanic fiber optic link, known as FLAG Atlantic-1 between Europe and the United States. FLAG Atlantic-1 is designed to carry voice, high-speed data and video traffic at speeds of 1.28 terabits per second, a 25-fold increase over current transatlantic cable systems. The joint venture will also provide backhaul links from the European landing points of the transoceanic link to Paris and London. By interconnecting to FLAG Atlantic-1, GTS Carrier Services and its subsidiary Hermes Railtel will be able to provide their carrier and Internet service provider customers with high-capacity cable access from major European cities to New York City. GTS's investment in FLAG Atlantic Limited is designed to enable it to participate in the growth opportunity represented by the rapid increase in demand by business customers for Internet Protocol-based telecommunications services. The high-capacity fiber optic link will be based on synchronous digital hierarchy and use dense wave division multiplexing technology. FLAG Atlantic Limited is expected to offer service by the end of the year 2000. The project is subject to financing, the execution of related agreements and other conditions. The Company has committed to a $100 million equity contribution and an additional purchase commitment for $150 million worth of capacity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, present principal occupation or employment, and principal occupations and employment and business experience for the past five years of each director and executive officer of the Company. Unless otherwise indicated, each such person is a citizen of the United States.

MEMBERS OF THE BOARD OF DIRECTORS

                   NAME                     AGE
                   ----                     ---
Robert J. Amman...........................   61   Mr. Amman was elected to the Company's Board of
                                                  Directors in May 1998. His term expires at the 2000
                                                  annual stockholders meeting. Mr. Amman was elected
                                                  President of the Company in March 1999. Mr. Amman
                                                  was Chairman, President and Chief Executive Officer
                                                  of John H. Harland Company, a printing firm, from
                                                  1995 to 1998. Previously, from 1994 to 1995, he
                                                  served as Vice Chairman of First Financial
                                                  Management Corporation, where he was responsible
                                                  for the merchant services businesses consisting of
                                                  Western Union, NaBanco, Telecheck, Nationwide
                                                  Credit and International Banking Technologies. From
                                                  1988 to 1994, Mr. Amman served as President and
                                                  Chief Executive Officer of Western Union
                                                  Corporation, where he oversaw the transformation of
                                                  the firm from a telecommunications to a financial
                                                  services company. Mr. Amman is a member of the
                                                  Executive and Nominations and Governance Committees
                                                  of the Board of Directors.
David Dey.................................   61   Mr. Dey was elected to the Company's Board of
                                                  Directors in May 1998. His term expires at the 2001
                                                  annual stockholders meeting. Since 1995, Mr. Dey
                                                  has served as an independent consultant,
                                                  particularly to high technology start-up companies
                                                  in Europe. In that capacity, he serves as Chairman
                                                  of World Telecom and as Chairman of STARTECH
                                                  Scotland. From 1992 to 1995, Mr. Dey served as
                                                  Chief Executive Officer of Energis Communications,
                                                  which grew from a start-up company to become the
                                                  United Kingdom's third national telecommunications
                                                  operation during his tenure. Mr. Dey was employed
                                                  by British Telecom plc from 1987 to 1991, most
                                                  recently as Managing Director of its Business
                                                  Communications Division, and he held various
                                                  management positions at IBM Corporation where he
                                                  was employed from 1961 to 1985. Mr. Dey is a member
                                                  of the Audit and Budget, and Compensation
                                                  Committees of the Board of Directors. Mr. Dey is a
                                                  citizen of the United Kingdom.

                   NAME                     AGE
                   ----                     ---
Roger W. Hale.............................   55   Mr. Hale was elected to the Company's Board of
                                                  Directors in May 1998. His term expires at the 2001
                                                  annual stockholders meeting. Mr. Hale is Chairman,
                                                  President and Chief Executive Officer of LG&E
                                                  Energy Corp., a diversified energy services company
                                                  with businesses in retail gas and electric utility
                                                  services, energy marketing and power generation and
                                                  project development. Mr. Hale has served in that
                                                  capacity since August 1990. Previously, Mr. Hale
                                                  served as Executive Vice President of Bell South
                                                  Corp. and Bell South Enterprises, Inc. from 1986 to
                                                  1989 and with AT&T Corporation from 1966 to 1986,
                                                  serving in various management positions including
                                                  Vice President of Marketing, Southern Region. Mr.
                                                  Hale is a Director of H&R Block, Inc. Mr. Hale is
                                                  Chairman of the Nominations and Governance
                                                  Committee and is a member of the Executive
                                                  Committee of the Board of Directors.
Bernard McFadden..........................   65   Mr. McFadden has served as a director of GTS since
                                                  February 1994. His term expires at the 2000 annual
                                                  stockholders meeting. Mr. McFadden currently serves
                                                  as an independent consultant for GTS and is a GTS
                                                  representative on the supervisory board of Hermes
                                                  Railtel. Mr. McFadden's career in international
                                                  telecommunications includes 32 years with ITT
                                                  Corporation, where he served as President and Chief
                                                  Executive Officer of ITT's Telecom International
                                                  Group, and a four and one-half year assignment as
                                                  President and Chief Operating Officer of Alcatel
                                                  Trade International, S.A. Mr. McFadden is a member
                                                  of the Executive, Compensation, and Nominations and
                                                  Governance Committees of the Board of Directors.
Stewart J. Paperin........................   51   Mr. Paperin has served as a director of GTS since
                                                  March 1997. His term expires at the 2000 annual
                                                  stockholders meeting. Mr. Paperin serves as Chief
                                                  Financial Officer of the Soros Foundations. In
                                                  addition, he has served as the President of Capital
                                                  Resource East since October 1993. Prior to that,
                                                  Mr. Paperin was President of Brooke Group
                                                  International from 1990 to 1993 where he was
                                                  responsible for investments in the former Soviet
                                                  Union. Mr. Paperin also served as Chief Financial
                                                  Officer of Western Union Corporation from 1989 to
                                                  1990. Mr. Paperin serves as a director of the Board
                                                  of Penn Octane Corporation. Mr. Paperin is Chairman
                                                  of the Audit and Budget Committee and is a member
                                                  of the Compensation, and Nominations and Governance
                                                  Committees of the Board of Directors.

                   NAME                     AGE
                   ----                     ---
W. James Peet.............................   43   Mr. Peet has served as a director of GTS since
                                                  January 1996. His term expires at the 1999 annual
                                                  stockholders meeting. Mr. Peet was affiliated with
                                                  The Chatterjee Group, an investment firm, from 1991
                                                  until February 1999. Prior to that, Mr. Peet spent
                                                  6 years with McKinsey & Company. Mr. Peet was a
                                                  director of Hainan Airlines and of Phoenix
                                                  Information Systems Corporation. In addition, Mr.
                                                  Peet served as director of Viatel, Inc. from
                                                  November 1995 until June 1998. Mr. Peet is a member
                                                  of the Executive Committee of the Board of
                                                  Directors.
Jean Salmona..............................   63   Mr. Salmona has served as a director of GTS since
                                                  March 1996. His term expires at the 2001 annual
                                                  stockholders meeting. Between December 1989 and
                                                  November 1998, Mr. Salmona was Chairman and C.E.O.
                                                  of CESIA Consulting Group ("CESIA"), of which he is
                                                  now Honorary Chairman and member of the Board. He
                                                  is President and C.E.O. of J&P Partners, a
                                                  consulting concern for high-tech companies which
                                                  invest in Europe, India and China. Mr. Salmona is
                                                  also Chairman and Director General, Data for
                                                  Development International Association, a
                                                  nongovernmental organization with consultative
                                                  status to the United Nations Economic and Social
                                                  Council. Mr. Salmona is a graduate of Ecole
                                                  Polytechnique, Paris, Institut d'Etudes Politiques,
                                                  Paris, and Ecole Nationale de la Statistique et de
                                                  l'Administration Economique, Paris. Mr. Salmona is
                                                  a member of the Audit and Budget Committee of the
                                                  Board of Directors. Mr. Salmona is a citizen of
                                                  France.
Joel Schatz...............................   61   Mr. Schatz has served as a director of GTS since
                                                  the inception of the Company. His term expires at
                                                  the 1999 annual stockholders meeting. Mr. Schatz
                                                  was a founder of the Company and served as its
                                                  President from 1985 to 1991. Mr. Schatz is
                                                  presently the Chairman and Chief Executive Officer
                                                  of Datafusion, Inc., a company developing software
                                                  to accelerate knowledge synthesis. Mr. Schatz is a
                                                  member of the Audit and Budget Committee of the
                                                  Board of Directors.
Frank V. Sica.............................   47   Mr. Sica was elected as a director of GTS in March
                                                  1999. His term expires at the 1999 annual
                                                  stockholders meeting. Mr. Sica is a Managing
                                                  Director of Soros Fund Management LLC and head of
                                                  Soros Fund Management's private equity operations.
                                                  Prior to joining Soros Fund Management, Mr. Sica
                                                  was a Managing Director at Morgan Stanley Dean
                                                  Witter & Co., the investment banking and brokerage
                                                  firm. He is also a director of CSG Systems
                                                  International, Inc., Kohl's Corporation and Emmis
                                                  Broadcasting.

                   NAME                     AGE
                   ----                     ---
Alan B. Slifka............................   69   Mr. Slifka has served as a director of GTS since
                                                  1990, and was Chairman until March 1999 when he was
                                                  elected Executive Vice Chairman. His term expires
                                                  at the 2000 annual stockholders meeting. Mr. Slifka
                                                  is a New York investment banker and the Managing
                                                  Principal of Halcyon/Alan B. Slifka Management
                                                  Company LLC, an equity asset management firm
                                                  specializing in nontraditional investments,
                                                  specifically corporate event investing. Previously,
                                                  Mr. Slifka was a partner of L.F. Rothschild,
                                                  Unterberg, Towbin from 1961 to 1982. He is a
                                                  director of Pall Corporation and is active in other
                                                  business, civic and philanthropic affairs as
                                                  founder, director or officer of numerous for-profit
                                                  and not-for-profit corporations and foundations.
                                                  Mr. Slifka served as acting Chief Executive Officer
                                                  of GTS during most of 1993. Mr. Slifka is a member
                                                  of the Executive and Nominations and Governance
                                                  Committees of the Board of Directors.
Adam Solomon..............................   46   Mr. Solomon has served as a director of the Company
                                                  since June 1995. His term expires at the 2001
                                                  annual stockholders meeting. Mr. Solomon is also
                                                  Chairman of Shaker Investments, Inc., a growth
                                                  equity investment firm and Chairman of Signature
                                                  Properties International, L.P., a
                                                  venture/development firm whose initial focus is
                                                  redeveloping existing residential/golf communities,
                                                  and a member of the board of directors of MetaSolv
                                                  Software, Inc. Prior to that, Mr. Solomon spent
                                                  eleven years with E.M. Warburg, Pincus & Co., Inc.,
                                                  where he was Managing Director from 1988 to 1992.
                                                  While at E.M. Warburg, Pincus & Co., Inc., Mr.
                                                  Solomon served as a member of the board of
                                                  directors of LCI International, Inc., a regional
                                                  long-distance carrier. Mr. Solomon is a member of
                                                  the Executive and Compensation Committees of the
                                                  Board of Directors.
Gerald W. Thames..........................   52   Mr. Thames joined GTS as Chief Executive Officer in
                                                  February 1994, and has served as a director of GTS
                                                  since February 1994. He was elected Vice Chairman
                                                  of the Board of Directors in 1998 and Executive
                                                  Vice Chairman in March 1999. His term expires at
                                                  the 1999 annual stockholders meeting. From 1990 to
                                                  1994, Mr. Thames was President and Chief Executive
                                                  Officer for British Telecom North America and
                                                  Syncordia, a joint venture company focused on the
                                                  international outsourcing market. Mr. Thames has
                                                  spent over 18 years in senior positions with
                                                  telecommunications companies, where he was
                                                  responsible for developing start-up
                                                  telecommunications companies, including 15 years
                                                  with AT&T, where he rose to the position of General
                                                  Manager of Network Services for the Northeast
                                                  Region of AT&T Communications. Mr. Thames is a
                                                  member of the Executive Committee of the Board of
                                                  Directors.

                   NAME                     AGE
                   ----                     ---
H. Brian Thompson.........................   59   Mr. Thompson was elected Chairman of the Board and
                                                  Chief Executive Officer of the Company in March
                                                  1999. From 1991 until June 1998, Mr. Thompson was
                                                  Chairman and Chief Executive Officer of LCI
                                                  International, Inc., a provider of
                                                  telecommunications services in the United States
                                                  and to more than 230 international locations. In
                                                  June 1998, LCI was acquired by Qwest Communications
                                                  International, Inc. and Mr. Thompson became Vice
                                                  Chairman of Qwest. He resigned from the Board of
                                                  Directors of Qwest in December 1998. From 1981 to
                                                  1990, Mr. Thompson served as Executive Vice
                                                  President of MCI Communications Corporation with
                                                  responsibility for eight operating divisions,
                                                  including MCI International. Prior to MCI, Mr.
                                                  Thompson was a management consultant with McKinsey
                                                  & Company. He serves as a member of the board of
                                                  directors of Bell Canada International, Inc. and
                                                  Golden Books Family Entertainment, Inc., and is a
                                                  member of the Listed Company Advisory Committee of
                                                  The New York Stock Exchange board of directors. Mr.
                                                  Thompson is also a trustee of Capitol College in
                                                  Laurel, Maryland and serves as Americas Co-Chairman
                                                  of the Global Information Infrastructure
                                                  Commission, a multinational organization formed in
                                                  1995 to chart the role of the private sector in
                                                  developing global information and
                                                  telecommunications infrastructure.

EXECUTIVE OFFICERS

                   NAME                     AGE
                   ----                     ---
Robert J. Amman...........................   61   See biographical information under "Directors"
                                                  above.
Bruno d'Avanzo............................   57   Mr. d'Avanzo joined GTS as Executive Vice President
                                                  and Chief Operating Officer in August 1996. From
                                                  1994 to 1996, Mr. d'Avanzo was Executive Vice
                                                  President and Chief Operating Officer of Intelsat,
                                                  the largest telecommunications satellite operator
                                                  in the world. From 1992 to 1994, Mr. d'Avanzo was a
                                                  senior executive with Olivetti Corporation, serving
                                                  as Vice President and General Manager -- Europe and
                                                  as Vice President -- United States, Canada and
                                                  South America. Mr. d'Avanzo also spent 15 years
                                                  with Digital Equipment Corporation, a diversified
                                                  computer manufacturer where his last position was
                                                  Vice President -- European Sales and Marketing. Mr.
                                                  d'Avanzo is a citizen of Italy.

                   NAME                     AGE
                   ----                     ---
Gerard Essing.............................   36   Mr. Essing is the Chief Executive Officer -- GTS
                                                  Mobile Services (CIS). Mr. Essing has been general
                                                  director of Vostok Mobile, a GTS subsidiary, since
                                                  1994. Prior to that, Mr. Essing held a variety of
                                                  management positions with what is now Lucent
                                                  Technologies from 1989 to 1994. Mr. Essing holds a
                                                  Master's Degree in International Management from
                                                  American Graduate School of International
                                                  Management in the United States. He has also
                                                  received post-graduate telecommunications training
                                                  at Technical University Delft in the Netherlands.
Leslie M. Harris..........................   49   Mr. Harris joined GTS in October 1998 as President
                                                  of GTS Access Services, which is based in London.
                                                  Since 1995, he was President and Chief Executive
                                                  Officer of New T&T (Hong Kong) Ltd., the leading
                                                  competitive local exchange carrier in Hong Kong.
                                                  From September 1992 to December 1994, Mr. Harris
                                                  was Joint Managing Director of BT. Australasia Ltd.
                                                  Prior to that, Mr. Harris held a variety of senior
                                                  executive positions with British Telecom in the
                                                  United Kingdom and Australia.
Hans Peter Kohlhammer.....................   51   Mr. Kohlhammer joined GTS as President of GTS
                                                  Business Services -- Western Europe on March 5,
                                                  1999. From October 1998 to March 1999, Mr.
                                                  Kohlhammer was director of sales and marketing of
                                                  Esprit Telecom. Prior to that, Mr. Kohlhammer was
                                                  Chairman of the Board at Thyssen Telecom AG and
                                                  held a Board position with Loewe Opta. Dr.
                                                  Kohlhammer holds a degree in mathematics and
                                                  physics and a doctorate in mathematics from the
                                                  University of Bonn.
Jan Loeber................................   55   Mr. Loeber is President, GTS Carrier Services, and
                                                  Managing Director of Hermes Railtel. Mr. Loeber
                                                  joined GTS in January 1995. From October 1992 to
                                                  December 1994, Mr. Loeber was a Managing Director
                                                  of BT Securities Corporation. From April 1990 to
                                                  September 1992, Mr. Loeber held positions as
                                                  Managing Director of UnitelLtd. (now One 2 One) in
                                                  the United Kingdom, Group President of Nokia North
                                                  America Inc., Vice President of ITT Corporation,
                                                  and Marketing and Product Management Director of
                                                  ITT Europe. Mr. Loeber also spent almost 10 years
                                                  with AT&T, where his last position was Executive
                                                  Director, Bell Laboratories. Mr. Loeber has over 22
                                                  years of experience in the telecommunications
                                                  industry and an additional 9 years of experience in
                                                  information technology with the Pentagon, IBM and
                                                  Chemical Bank of New York.

                   NAME                     AGE
                   ----                     ---
James M. Newman...........................   49   Mr. Newman joined GTS as Senior Vice President and
                                                  Chief Information Officer in February 1999. Since
                                                  1997, he was Senior Vice President and Chief
                                                  Information Officer of ICG Telecom Group, Inc.,
                                                  which provides competitive local exchange, long
                                                  distance and Internet services. From 1996-1997, Mr.
                                                  Newman was a Director of San Francisco Consulting
                                                  Group, the telecommunications consulting division
                                                  of KPMG Peat Marwick LLP. From 1994-1996, Mr.
                                                  Newman was Vice President -- Information Technology
                                                  of Dial Call Communications, Inc., a
                                                  telecommunications services company.
Kevin Power...............................   45   Mr. Power is President of GTS Wholesale Services
                                                  since March 1999. Prior to that he served as
                                                  Interim Head of GTS Business Services (Western
                                                  Europe). Prior to joining GTS Monaco Access in
                                                  October 1995, Mr. Power was Vice President, Carrier
                                                  Relations for GTS beginning in November 1994, where
                                                  he was responsible for assisting and coordinating
                                                  the carrier activities of the GTS group of
                                                  companies. In 1988, Mr. Power was one of a group of
                                                  five people who started the commercial operations
                                                  of Orion Network Systems and he stayed with the
                                                  company until the launch of its first satellite in
                                                  1994. His last position there was Vice President of
                                                  Carrier Services. Prior to that, he held positions
                                                  with Intelsat, National Economic Research
                                                  Associates (NERA) and the United States Department
                                                  of Commerce.
Grier C. Raclin...........................   46   Mr. Raclin joined GTS as its Senior Vice President
                                                  and General Counsel in September, 1997, and was
                                                  elected Corporate Secretary of the Company in
                                                  December 1997. Prior to joining GTS, Mr. Raclin
                                                  served as Vice-Chairman and a Managing Partner of
                                                  the Washington, D.C. office of Gardner, Carton &
                                                  Douglas, a 250-attorney, corporate law firm based
                                                  in Chicago, Illinois, where his practice was
                                                  concentrated in the area of international
                                                  telecommunications. Mr. Raclin received his
                                                  undergraduate and law degrees from Northwestern
                                                  University and attended the University of Chicago
                                                  School of Business Executive Program.
Stewart P. Reich..........................   54   Mr. Reich joined GTS as President -- GTS Russia in
                                                  September 1997. From September 1992 to August 1997,
                                                  Mr. Reich was President of UTEL, a joint venture of
                                                  AT&T, Deutsche Telekom, PTT Telecom (Netherlands),
                                                  and Ukrtelecom (a Ukrainian telecommunications
                                                  company) which provides international and
                                                  interregional telecommunications services in
                                                  Ukraine. From 1982 to 1992, Mr. Reich held various
                                                  positions at AT&T where his last position was
                                                  Financial Manager, AT&T International
                                                  Communications Switched Services. Mr. Reich was
                                                  also employed for 20 years with Western Electric
                                                  Company from 1961 to 1981.

                   NAME                     AGE
                   ----                     ---
Jim Reynolds..............................   47   Jim Reynolds, President of Hermes Europe Railtel
                                                  B.V., was formerly chief operating officer of
                                                  Esprit Telecom. His experience and track record
                                                  extends over 26 years in the information technology
                                                  and telecommunications field. Previously director
                                                  of products and services at Mercury Communications,
                                                  Mr. Reynolds was responsible for the
                                                  rationalization and development of the Mercury
                                                  service portfolio during the period when Mercury
                                                  was focusing on making major improvements to
                                                  service delivery and profit. As part of this role
                                                  he managed the Mercury Enterprise businesses
                                                  disposing of a number of these and integrating
                                                  others into the main company. Before joining
                                                  Mercury in 1992 he led the first Digital Equipment
                                                  product group outside the United States and spent
                                                  15 years with ITT Corporation.
Robert A. Schriesheim.....................   39   Mr. Schriesheim joined GTS as Executive Vice
                                                  President and Chief Corporate Development Officer
                                                  in February 1999. Since 1997, he was President,
                                                  Chief Executive Officer and Director of SBC Equity
                                                  Partners, Inc., a private equity firm affiliated
                                                  with Sanwa Business Credit Corporation that invests
                                                  in technology-based service and manufacturing
                                                  companies. From 1996-1997, Mr. Schriesheim was Vice
                                                  President -- Corporate Business Development for
                                                  Ameritech Corp., the regional Bell operating
                                                  company, and Managing Director -- Ameritech
                                                  Development Corporation. From 1993-1996, he was
                                                  Vice President -- Acquisitions and New Business
                                                  Development (1993-1994) and Vice
                                                  President -- Global Corporate Development
                                                  (1995-1996) of A.C. Nielsen Company, a consumer
                                                  marketing research, information and
                                                  decision-support service.
William H. Seippel........................   42   Mr. Seippel joined GTS as Executive Vice President
                                                  of Finance and Chief Financial Officer in October
                                                  1996. From July 1992 to October 1996, Mr. Seippel
                                                  was Vice President -- Finance and Chief Financial
                                                  Officer of Landmark Graphics Corporation. From
                                                  August 1990 to July 1992, Mr. Seippel was Director
                                                  of Finance for Covia, Inc., an affiliate of United
                                                  Airlines. From April 1984 to August 1990, Mr.
                                                  Seippel held the positions of Group Business
                                                  Controller (1989 to 1990), Group Controller
                                                  Sales/Marketing (1986 to 1989), and Product Line
                                                  Controller (1984 to 1986) with Digital Equipment
                                                  Corporation, a diversified computer manufacturer.

                   NAME                     AGE
                   ----                     ---
Eileen K. Sweeney.........................   47   Ms. Sweeney joined GTS as Senior Vice President --
                                                  Human Resources in November, 1997. Prior to joining
                                                  GTS, Ms. Sweeney was President of Global Resource
                                                  Associates, a consulting company specializing in
                                                  international human resource issues. Prior to that
                                                  time, Ms. Sweeney spent 10 years with ITT
                                                  Corporation in a variety of human resource
                                                  management positions, including eight years based
                                                  in Europe and in the Middle East. Ms. Sweeney holds
                                                  a Master's Degree in Business Administration from
                                                  Simmons Graduate School of Management in Boston.
H. Brian Thompson.........................   60   See biographical information under "Directors"
                                                  above.
Louis T. Toth.............................   56   Mr. Toth joined GTS as Senior Vice
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons or entities who own more than 10% of the Company's Common Shares, to file with the SEC and the Nasdaq Stock Market initial reports of beneficial ownership and changes in beneficial ownership of the Company's Common Shares. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company as to transactions for which reports are required, all
Section 16(a) filing requirements applicable to such individuals or entities were complied with during 1998, except with respect to Messrs. Gerard Essing and Leslie Harris. The Corporation determined on December 24, 1998 that Messrs. Essing and Harris were executive officers of the Company. Mr. Essing filed his "Initial Statement of Beneficial Ownership of Securities" on Form 3 on March 2, 1999 and Mr. Harris filed his "Initial Statement of Beneficial Ownership of Securities" on Form 3 on February 24, 1999.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     During 1998, each Director of GTS, except Mr. Thames, receives an annual directors' fee of $15,000. In addition, the fee paid to each Director, except for Mr. Thames, for attending any meeting of the Board of Directors is $1,500 per meeting, except for telephonic Board of Directors meetings of two hours or less, where the fee is $750 for each such meeting. Each Director, except Mr. Thames, who attends a committee meeting is entitled to a directors' fee of $1,000 per meeting, except for telephonic committee meetings of a duration of two hours or less, for which a fee of $500 is paid.

     GTS maintains the Global TeleSystems Group, Inc. Non-Employee Directors' Stock Option Plan that permits directors to share in the growth of the value of GTS through the grant and exercise of nonqualified stock options. See "-- Global TeleSystems Group, Inc. Non-Employee Directors' Stock Option Plan." In addition, on February 27, 1998 the Board of Directors granted to each of certain of its then incumbent members options to purchase 15,000 shares of Common Stock at an exercise price of $20 per share.

GLOBAL TELESYSTEMS GROUP, INC. NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

     The purpose of the Global TeleSystems Group, Inc. non-employee directors' stock option plan, which we refer to as the Directors' Plan, is to permit eligible non-employee directors of GTS to share in the growth of the value of GTS through the grant and exercise of nonqualified stock options.

     The total number of shares of GTS common stock presently reserved and available for delivery under the Directors' Plan is 1,275,000. The Directors' Plan is administered by the compensation committee of the Board of Directors, which we refer to as the Committee. Only directors of GTS who are not employees of GTS or any subsidiary of GTS on the date on which an option is to be granted are eligible to participate in the Directors' Plan on such date.

     An option to purchase shares of GTS common stock was granted to each non-employee director on the effective date of the Directors' Plan and a director's option is granted to each new non-employee director when he or she is first elected or appointed to serve as a director of GTS. One-half of the directors' options vests six months after the date of grant. An additional one quarter become exercisable on the date six months following the first annual meeting of GTS's shareholders to occur after such date of grant, and the remaining one quarter shares become exercisable on the date six months following the second annual meeting of GTS's shareholders to occur after such date of grant. An initial directors' option represents 22,250 shares of GTS common stock. On the date of each annual meeting of GTS's shareholders, an additional directors' option to purchase 9,000 shares will be granted each year on the date of GTS' annual meeting to the individuals who will serve as elected non-employee directors of GTS during the next year.

     Directors' options are nonqualified stock options which are subject to certain terms and conditions including those summarized below. The exercise price per share of GTS common stock purchasable under a directors' option will be equal to 100% of the fair market value of GTS common stock on the date of grant. Each directors' option will expire upon the earliest of (a) the tenth anniversary of the date of grant, (b) one year after the non-employee director ceases to serve as a director of GTS due to death or disability (except that, in the case of disability, if the non-employee director dies within that one-year period, the directors' option is exercisable for a period of one year from the date of death), (c) three months after the non-employee director ceases to serve as a director of GTS for any reason other than death or disability (except that, if the non-employee director dies within that three-month period, his or her directors' options are exercisable for a period of one year from the date of such death), and (d) three months after the non-employee director ceases to be employed by GTS if such non-employee director had become an employee of GTS (except that, if the non-employee director dies within that three-month period, his or her directors' options are exercisable for a period of one year from the date of such death). Each directors' option may be exercised in whole or in part by giving written notice of exercise to GTS specifying the directors' option to be exercised and the number of shares to be purchased. Such notice must be accompanied by payment in full of the exercise price in cash or by surrender of shares of GTS common stock or a combination thereof. Directors' options granted under the Directors' Plan may not be sold, pledged, assigned or otherwise disposed of in any manner other than by will or by the laws of descent and distribution.

     At the time of grant, the Board of Directors may provide in connection with any grant made under the Directors' Plan that the shares of GTS common stock received as a result of such grant are subject to a right of first refusal by GTS.

     The Board of Directors may amend, alter, suspend, discontinue or terminate the Directors' Plan at any time, except that any such action will be subject to the approval of GTS shareholders at the next annual meeting following such Board of Directors' action if such shareholder approval is required by any federal or state law or regulation or the rules of any stock exchange or automated quotation system on which GTS common stock may then be listed or quoted, or if the Board of Directors determines in its discretion to seek such shareholder approval.

     The following table sets forth each component of compensation paid or awarded to, or earned by, the Chief Executive Officer and the four other most highly compensated executive officers serving as of December 31, 1998, for the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                                                         ------------------------
                                                                                  AWARDS
                                           ANNUAL COMPENSATION           ------------------------
                                    ----------------------------------   RESTRICTED   SECURITIES
                                                          OTHER ANNUAL     STOCK      UNDERLYING     ALL OTHER
                                     SALARY    BONUS(1)   COMPENSATION    AWARD(S)    OPTIONS/SAR   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)          ($)           ($)           (#)         ($)(11)
---------------------------  ----   --------   --------   ------------   ----------   -----------   ------------
Gerald W. Thames.........    1998   $395,000   $330,000             (2)         0       350,000(6)    $ 19,065
  Vice Chairman,             1997    375,417    140,000             (2)         0       141,195(6)      19,850
  President and              1996    325,000    113,750             (2)         0       112,500(6)       9,954
  Chief Executive Officer
Bruno d'Avanzo(12).......    1998   $340,000   $173,333(3)          0           0       175,000(6)    $ 18,105
  Executive Vice             1997    340,000     83,313(3)          0           0       104,475(6)      21,675
  President and              1996    141,667     33,333(3)          0           0        83,025(6)       5,650
  Chief Operating Officer
Jan Loeber...............    1998   $310,000   $119,400     $101,840(4)         0       150,000(6)    $178,565
  Senior Vice                1997    235,000    177,308       46,598(4)         0         4,812(7)     179,450
  President -- Hermes;       1996    235,000          0       42,806(4)    30,000(5)        3.5(8)      12,986
  President -- GTS
  Carrier Services
William H. Seippel(13)...    1998   $245,833   $120,000             (2)         0       150,000(6)    $  9,650
  Executive Vice             1997    200,000     11,469     $ 25,225(9)         0        97,500(6)      52,215
  President --               1996     43,205          0             (2)         0       285,000(6)         943
  Chief Financial Officer
Stewart P. Reich(14).....    1998   $243,750   $ 98,300     $187,008(10)        0       150,000(6)    $  5,197
  President -- GTS           1997     78,333     75,000       59,772(10)        0       112,500(6)         384
  Business
  Services -- CIS

---------------

 (1) Represents cash bonus paid in the year indicated for services rendered in the immediately preceding year, except in the case of Mr. Loeber, whose bonus paid in 1997 was for services rendered in 1996 and 1995.

 (2) Perquisites and other personal benefits paid to the named executive officer were less than the lesser of $50,000 and 10 percent of the total of salary and bonus report for the named executive officer.

 (3) Mr. D'Avanzo's bonuses in 1998, 1997 and 1996 include the three equal installments of a $100,000 sign-on bonus that GTS agreed to pay in three equal annual installments when he was hired in 1996.

 (4) For 1998, the amount disclosed includes an overseas living allowance of $21,700 and a tax equalization payment of $58,613 that compensated Mr. Loeber for the higher taxes he pays because he resides in Belgium instead of the United States. For 1997, the amount disclosed includes an overseas living allowance of $16,450, a tax equalization payment of $13,953 and a gross-up payment of $11,648 for certain tax liabilities. For 1996, the amount disclosed includes an overseas living allowance of $16,450 and a gross-up payment of $12,778 for certain tax liabilities.

 (5) Shares of restricted stock that vest in an amount of one-third each year on the three anniversary dates of grant, beginning on January 2, 1997.

 (6) Shares of common stock underlying stock options awarded under the Stock Option Plan.

 (7) Stock options awarded under The Key Employee Stock Option Plan of Hermes Europe Railtel B.V. which we refer to as the Hermes Stock Option Plan.

 (8) Stock options awarded under the GTS-Hermes, Inc. Stock Option Plan, which will be terminated. The stock options granted to Mr. Loeber in 1997 and described in footnote (6) are in substitution for the 3.5 stock options granted to Mr. Loeber in 1996, which have been cancelled.

 (9) Amount disclosed represents a gross-up payment of $25,225 associated with certain tax liabilities.

(10) For 1998, the amount disclosed includes an overseas living allowance of $72,000, rent on a residence in Moscow of $90,000, and a tax equalization payment of $19,844 that compensated Mr. Reich for the higher taxes he pays because he resides in Russia instead of United States. For 1997, the amount disclosed includes an overseas living allowance of $24,000 and rent on a residence in Moscow of $30,300.

(11) Amounts disclosed hereunder represent the sum of premiums paid by GTS for $1 million in term life insurance for each named executive officer and contributions by GTS under the 401(k) Plan, as defined below, to each named executive officer's account, except Mr. D'Avanzo who does not participate in the 401(k) Plan because of his foreign citizenship and Mr. Seippel in 1996 and Mr. Reich in 1997 because their tenure with GTS did not qualify them for participation in the 401(k) Plan in those years. In each case in which GTS paid 401(k) Plan contributions, $4,000 was paid in each of 1997 and 1996 and $3,750 was paid in 1996 to the named executive officers. In addition, for 1998 and 1997, the amounts disclosed for Mr. Loeber include $156,700 in each year, which represents the value as of December 31, 1997 and December 31, 1998 of 10,000 shares of restricted stock which vested in each of 1997 and 1998.

(12) Mr. D'Avanzo commenced his employment with GTS in August 1996.

(13) Mr. Seippel commenced his employment with GTS in October 1996.

(14) Mr. Reich commenced his employment with GTS in September 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on stock option grants to the five most highly compensated officers in 1998 under the Stock Option Plan

                                                    % OF TOTAL
                                       NUMBER OF      OPTIONS
                                       SECURITIES   GRANTED TO      EXERCISE
                                       UNDERLYING    EMPLOYEES         OR                     GRANT DATE
                                        OPTIONS         IN            BASE       EXPIRATION     PRESENT
NAME                                   GRANTED(#)   FISCAL YEAR   PRICE($/SH.)      DATE      VALUE($)(2)
----                                   ----------   -----------   ------------   ----------   -----------
Gerald W. Thames....................    350,000(1)      9.4          $25.75       10-14-08    $5,779,445
Bruno d'Avanzo......................    175,000(1)      4.7           25.75       10-14-08     2,889,723
Jan Loeber..........................    150,000(1)      4.0           25.75       10-14-08     2,476,905
William H. Seippel..................    150,000(1)      4.0           25.75       10-14-08     2,476,905
Stewart P. Reich....................    150,000(1)      4.0           25.75       10-14-08     2,476,905

---------------

(1) All these options would vest in February 2005, when financial results for 2004 are expected to be publicly announced. If certain performance targets are met or exceeded, these options could be fully exercisable in February 2002, when financial results for 2001 are expected to be publicly announced.

(2) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility of 0.75, risk-free interest rate of 4.23% and expected life of five years.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on the number and value of GTS stock options exercised by the five most highly compensated officers during 1998, the number of options under the Stock Option Plan held by such persons at December 31, 1998, and the value of all unexercised options held by such persons as of that date.

                                                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                           SHARES                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                         ACQUIRED ON      VALUE        OPTIONS AT FY-END(#)       OPTIONS AT FY-END($)(1)
NAME                     EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                     -----------   -----------   -------------------------   -------------------------
Gerald W. Thames.......    487,500     $20,048,438        354,048/512,147         $16,296,754/$17,458,263
Bruno d'Avanzo.........     50,000       2,085,000         31,468/281,032             1,312,935/9,682,065
Jan Loeber.............        -0-             -0-              0/150,000                   -0-/4,500,000
William H. Seippel.....     50,000       2,064,750        169,375/313,125            7,162,950/11,353,950
Stewart P. Reich.......        -0-             -0-         28,125/234,375             1,127,250/7,881,750

---------------

(1) Based on the closing price of $55.75 on the Nasdaq Stock Market of the Common Stock on December 31, 1998.

   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                        VALUES-HERMES STOCK OPTION PLAN

     The following table provides information on the number and value of options exercised by one of the five most highly compensated officers, Jan Loeber, during 1998 under the Hermes Stock Option Plan, and the number and value of unexercised options held by Mr. Loeber as of December 31, 1998 under such Plan. Mr. Loeber was not granted any options in the Hermes Stock Option Plan in 1998.

                               SHARES                      NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                              ACQUIRED                    UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                             ON EXERCISE      VALUE        OPTIONS AT FY-END(#)            FY-END($)(2)
NAME                           (1)(#)      REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                         -----------   -----------   -------------------------   -------------------------
Jan Loeber.................     3,209      $2,129,793             1,603/0                  $1,292,928/$0

---------------

(1) The shares are beneficially owned by Mr. Loeber and are held in trust by Stichting Administratiekantoor Hermes Foundation, which in turn has issued depositary receipts to him representing beneficial ownership in the shares.

(2) Based on a valuation price of $889.61 per share of Hermes common stock at December 31, 1998. This valuation was determined by the valuation per common share that a wholly owned subsidiary of GTS paid to AB Swed Carrier for acquiring all of its minority interest in Hermes on October 31, 1998.

THE GTS 401(K) PLAN

     The GTS 401(k) Plan is a defined contribution retirement benefit plan that is qualified for favorable tax treatment under Section 401 of the Code. All employees of GTS, subject to certain regulatory qualifications, including the five most highly compensated officers, who are at least 21 years of age and have completed the minimum service requirement are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may defer pre-tax income by contributing to the plan up to the maximum amount permitted by law. After-tax contributions are also permitted under the 401(k) Plan. GTS matches 50% of each participant's pre-tax contribution to the 401(k) Plan up to 5% of the participant's total compensation. In addition, GTS may, in its sole discretion and in a nondiscriminatory manner, contribute additional amounts as profit sharing to each participant's account. The amounts that are deposited into each participant's account are invested among various investment options according to the direction of the participant. Each participant's pre-tax and after-tax contributions are immediately vested and nonforfeitable. GTS's matching contribution and profit sharing allocations to each participant's account do not vest until the participant has completed three years of service with GTS, at which time the matching contribution and profit sharing allocations become 100% vested. Each participant is eligible to begin receiving benefits under the 401(k) Plan on the first day of the month coincident with or following the attainment of normal retirement age. There is no provision for early retirement benefits under the 401(k) Plan.

THE GLOBAL TELESYSTEMS GROUP, INC. EQUITY COMPENSATION PLAN

     The purpose of the Global TeleSystems Group, Inc. Equity Compensation Plan is to attract, retain and motivate key employees, officers and eligible independent contractors of GTS and to enable such individuals to own shares of GTS common stock and to have a mutuality of interest with other shareholders of GTS through the grant of restricted stock and other equity-based awards.

     The total number of shares of common stock that may be issued or transferred under the Equity Compensation Plan is four percent of the total number of shares of common stock outstanding at the beginning of the calendar year, subject to certain adjustments, which are described below. This threshold number may be increased by the number of shares (a) that were issued under the Equity Compensation Plan with respect to which no dividends were paid and (b) that were subsequently forfeited, in accordance with the terms of the Equity Compensation Plan.

     The Equity Compensation Plan is administered by the Committee. The chief executive officer of GTS has the authority to recommend the individuals to whom awards will be granted, subject to approval by the Committee. The Committee has full and binding authority to determine the fair market value of the GTS common stock and the number of shares included in any awards, to establish terms and conditions of any award, to interpret the Equity Compensation Plan, to prescribe rules relating to the Equity Compensation Plan and to make all other determinations necessary to administer the Equity Compensation Plan. The Committee may condition the vesting of restricted stock upon the attainment of specified performance goals or such other factors as the Committee may determine in its sole discretion. In the event that the Committee determines, in its sole discretion, that an award of restricted stock would not be appropriate with respect to any individual who has been recommended for an award by the chief executive officer, the Committee has the authority to grant to any such individual any other variety of equity-based compensation award, including, but not limited to, phantom stock, phantom units, stock appreciation rights, performance shares and performance units. The Committee does not, however, have the authority to grant stock options pursuant to the Equity Compensation Plan.

     Grants under the Equity Compensation Plan are determined by the Committee in its sole discretion. For this reason, it is not possible to determine the benefits or amounts that will be received by any individual employee or group of employees in the future. The Equity Compensation Plan will remain effective until November 14, 2004, unless earlier terminated by GTS. No restricted stock may be granted under the Equity Compensation Plan on or after November 14, 2000.

     During a specified period set by the Committee commencing with the date of any restricted stock award, the participant is not permitted to sell, transfer, pledge or otherwise encumber shares of restricted stock. Within these limits, the Committee, in its sole discretion, may provide for the lapse of such restrictions or may accelerate or waive such restrictions in whole or in part, based on service, performance and such other factors. Unless the Committee specifically determines otherwise, a restricted stock award granted under the Equity Compensation Plan vests one-third on the second anniversary of the date of grant, one-third on the third anniversary of the date of grant and one-third on the fourth anniversary of the date of grant.

     The Committee may impose such other restrictions on shares of Common Stock issued under the Equity Compensation Plan, including a right of first refusal by GTS that requires the participant to offer GTS any shares that the participant wishes to sell.

     The Equity Compensation Plan provides that, in the event of a change to the GTS common stock (whether by reason of merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination or exchange of shares, or other change in the capital structure made without receipt of consideration), the Board of Directors will preserve the value of outstanding awards by making certain equitable adjustments in its discretion.

     The Board of Directors may amend, alter, suspend, discontinue or terminate the Equity Compensation Plan at any time, except that any such action will be subject to the approval of GTS shareholders at the first annual meeting following such action if such shareholder approval is required by any federal or state law or regulation or the rules of any stock exchange or automated quotation system on which Common Stock may then be listed or quoted, or if the Board of Directors determines in its discretion to seek such shareholder approval.

THE FOURTH AMENDED AND RESTATED 1992 STOCK OPTION PLAN OF GLOBAL TELESYSTEMS GROUP, INC.

     The 1992 Stock Option Plan of Global TeleSystems Group, Inc. was adopted by the Board of Directors of GTS and approved by stockholders in 1992 and has been subsequently amended, among other things, to increase the number of shares available for grant. The Board of Directors of GTS adopted the Fourth Amended and Restated Plan on April 9, 1998, and it received stockholder approval at the May 20, 1998 annual shareholders meeting: (i) to modify the provisions relating to the number of shares with respect to which options to purchase shares of Common Stock may be granted under the 1992 Stock Option Plan; (ii) to extend eligibility under the 1992 Stock Option Plan to nonemployee directors and independent contractors of the Company (as defined in the 1992 Stock Option
Plan), its subsidiaries and affiliates; (iii) to provide the Stock Option Committee (as defined in the 1992 Stock Option Plan) with more flexibility to specify the terms of options granted under the 1992 Stock Option Plan; (iv) to specify that the options covering not more than 1.5 million shares of common stock may be granted to any employee during any calendar year; (v) to extend the term of the 1992 Stock Option Plan, as amended, to April 9, 2008 and (vi) to eliminate certain provisions that are not necessary or desirable in an option plan of a public company.

     This summary does not purport to be complete and is qualified in its entirety by the terms of the Fourth Amended and Restated Plan.

     The Fourth Amended and Restated Plan provides for the grant of options to employees, non-employee directors, and independent contractors of GTS and any subsidiary or affiliate of GTS. A total of approximately 12.0 million shares of common stock are reserved for issuance to employees, non-employee directors and independent contractors under the Amended 1992 Stock Option Plan representing 18.5% of the outstanding shares of common stock on December 31, 1998. A total of 1 million shares of common stock may be issued pursuant to options qualifying for tax purposes as incentive options under the Fourth Amended and Restated Plan.

     The Fourth Amended and Restated Plan is administered by the stock option committee, which consists of not less than two directors appointed by the Board of Directors. The stock option committee selects the employees, independent contractors and directors of GTS and its subsidiaries and affiliates to whom options will be granted. Options covering not more than 1.5 million shares of common stock may be granted to any employee during any calendar year.

     The option exercise price under the Fourth Amended and Restated Plan may not be less than the exercise price determined by the stock option committee (or 110% of the fair market value of the GTS common stock on the date of grant of the option in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The maximum option term is 10 years and one day (or five years in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding common stock). Options become vested and exercisable at the time and to the extent provided in the option agreement related to such option. The Stock Option Committee has the discretion to accelerate the vesting and exercisability of options.

     There is a $100,000 limit on the value of stock (determined at the time of grant) covered by incentive options that first become exercisable by an optionee in any calendar year. No option may be granted more than 10 years after the effective date of the Fourth Amended and Restated Plan. Generally, during an optionee's lifetime, only the optionee (or a guardian or committee if the optionee is incapacitated) may exercise an option except that, upon approval by the Stock Option Committee, nonqualified options may be transferred to the spouse of the optionee and certain nonqualified options may be granted or transferred to the GTS

Employee Stock Option Plan Trust for the benefit of one or more designated foreign employees, independent contractors or directors. Incentive stock options are non-transferable except at death.

     Payment for shares purchased under options granted pursuant to the Fourth Amended and Restated Plan may be made either in cash or by exchanging shares of GTS common stock (which shares have been held by the optionee for at least six months) with a fair market value of up to the total option exercise price and cash for any difference. Options may be exercised by directing that certificates for the shares purchased be delivered to a licensed broker-dealer as agent for the optionee, provided that the broker-dealer tenders to GTS cash or cash equivalents equal to the option exercise price plus the amount of any taxes that GTS may be required to withhold in connection with the exercise of the option.

     If an optionee's employment or service with GTS or a subsidiary or affiliate terminates by reason of death, retirement or permanent and total disability, his or her vested options may be exercised within one year after such death, retirement or disability, unless otherwise provided with respect to a particular option (but not later than the date the option would otherwise expire). If the optionee's employment or service with GTS or a subsidiary or affiliate terminates for any reason other than death, retirement or disability, options held by such optionee terminate 90 days after such termination, unless otherwise provided with respect to a particular option (but not later than the date the options would otherwise expire), except that options terminate immediately upon termination of an employee or independent contractor for "cause" (as defined), unless the stock option committee determines otherwise. Each option would be exercisable to the extent it had become vested before the termination of employment or service (unless otherwise provided in the option agreement).

     If the outstanding shares of common stock are increased or decreased or changed into or exchanged for a different number or kind of shares or securities of GTS, by reason of merger, consolidation, reorganization, recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend, spin-off or other distribution payable in capital stock, or other increase or decrease in such shares without receipt of consideration by GTS, an appropriate and proportionate adjustment will be made in the number and kinds of shares subject to the Fourth Amended and Restated Plan, and in the number, kinds and per share exercise price of shares subject to the unexercised portion of options granted prior to any such change, in order to preserve the value of any granted options. Any such adjustment in an outstanding option, however, will be made without a change in the total price applicable to the unexercised portion of the option, but with a corresponding adjustment in the per share option price.

     Upon any dissolution or liquidation of GTS, or upon a reorganization, merger or consolidation in which GTS is not the surviving corporation, or upon the sale of substantially all of the assets of GTS to another corporation, or upon any transaction (including, without limitation, a merger or reorganization in which GTS is the surviving corporation) approved by the board of directors which results in any person or entity owning 80% or more of the total combined voting power of all classes of stock of GTS, the Fourth Amended and Restated Plan and the options issued thereunder will terminate, unless provision is made in connection with such transaction for the continuation of the Fourth Amended and Restated Plan, the assumption of such options or for the substitution for such options of new options covering the stock of a successor corporation or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and the per share exercise price. In the event of such termination, all outstanding options shall be exercisable in full during such period immediately prior to the occurrence of such termination as the Board of Directors in its discretion shall determine.

     The board of directors may further amend the Fourth Amended and Restated Plan with respect to shares of the common stock as to which options have not been granted. However, GTS's stockholders must approve any amendment that would
(1) change the requirements as to eligibility to receive incentive options; or
(2) increase the maximum number of shares in the aggregate for which incentive options may be granted (except for adjustments upon changes in capitalization); or (3) otherwise to the extent required by applicable law, rule or regulation.

     The board of directors at any time may terminate or suspend the Fourth Amended and Restated Plan. Unless previously terminated, the Fourth Amended and Restated Plan will terminate automatically on April 9, 2008. No termination, suspension or amendment of the Fourth Amended and Restated Plan may, without the consent of the person to whom an option has been granted, adversely affect the rights of the holder of the option.

HERMES RAILTEL STOCK OPTION PLAN

     In the fourth quarter of 1997, Hermes Railtel established a stock option plan to replace the GTS-Hermes Plan for the purpose of incentivizing Hermes Railtel key employees. The aggregate number of shares of Hermes Railtel stock subject to this new plan is approximately 13% of the total shares of Hermes stock issued and outstanding including options. During 1997, Hermes Railtel issued 10,166 options in replacement of those outstanding under a stock option plan maintained by Hermes Railtel's parent, GTS-Hermes, Inc., a wholly owned subsidiary of GTS, as well as additional options to certain employees. The issuance of these options resulted in a non-cash charge of $3.7 million of which $2.6 million was recorded during the fourth quarter of 1997 and the remaining $1.1 million was recognized in 1998. The GTS-Hermes Plan is intended to be terminated. GTS is considering whether to eliminate, and alternative ways of eliminating, share option plans in subsidiaries, such as the Hermes Railtel Stock Option Plan. GTS may eliminate such plans in the future while incorporating such beneficiaries into GTS' employee stock option plan or providing them with alternative equivalent value.

EMPLOYMENT AGREEMENTS

     GTS has employment agreements with each of the five most highly compensated officers during 1998. The agreement with Mr. Thames includes a three-year term of employment commencing on April 1, 1998. Mr. D'Avanzo's employment agreement has a three-year term commencing on March 1, 1997. The agreements with Messrs. Loeber, Seippel and Reich include a two-year term of employment commencing on January 3, 1995, February 1, 1998 and September 1, 1997, respectively. The employment agreements with Messrs. Loeber and Seippel provide for the automatic renewal of the term for additional one-year periods, and the agreement with Mr. Reich provides for the automatic renewal of the term for additional two-year periods, after the initial term, unless written notice of intent to terminate is provided by either party within a stated period of between 120 days and six months prior to the renewal date. Mr. Thames' agreement provides for an automatic renewal each year for a new three-year period. Mr. D'Avanzo's agreement terminates on March 1, 2000, unless either GTS or Mr. D'Avanzo requests an extension 180 days prior to such termination and the parties agree upon an extension. The salary of each of the five most highly compensated officers is reviewed yearly and may be increased at the sole discretion of the Board of Directors. In addition to salary, each of the five most highly compensated officers is eligible for a performance-based annual bonus, to participate in the stock option plan, to receive standard health and insurance benefits that are provided to executives of GTS, to receive certain other fringe benefits and to be reimbursed for all reasonable expenditures incurred in the execution of each named executive officer's respective duties.

     The employment agreements provide for severance payments in the event of
(a) termination without cause, as defined, or (b) resignation for good reason, as defined, following a change of control event, as defined. Mr. Thames would be eligible for severance payments of base salary for the greater of 24 months or the remaining term of his agreement. Severance arrangements with other named officers are for a period of six to eighteen months of base salary. If the named executive officer is terminated for cause or if he voluntarily terminates his employment other than for good reason after a change of control event, he shall not be entitled to any salary, bonus or severance payments (other than accrued salary).

     Each employment agreement includes noncompetition and nonsolicitation clauses that are effective during the term of employment and for a period of from four months to one year thereafter. In addition, the employment agreements include an unlimited covenant of confidentiality and nondisclosure. Any dispute arising under an employment agreement must be resolved through arbitration, except that each agreement also provides for specific performance and for a court injunction in the event of a breach by the named executive officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Bernard McFadden, a Director and Chairman of the Compensation Committee, has a consulting agreement with GTS pursuant to which he is paid $100,000 in consulting fees each year.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The role of the Compensation Committee involves overseeing and directing the development of executive compensation policies and programs which are consistent with, explicitly linked to, and supportive of the strategic objectives of growing the Company's businesses and maximizing shareholder value. The Committee's specific responsibilities include determining the appropriate levels of compensation for members of the Company's senior management, including salaries, annual bonuses, long-term incentives and employee benefits. The Company believes that a strong link should exist between executive compensation and management's ability to maximize shareholder value. This belief is adhered to by developing both short-term and long-term incentive compensation programs that provide competitive compensation and reflect Company performance.

  Compensation Philosophy

     The four fundamental principles to which the Committee adheres in discharging its responsibilities are as follows. First, the majority of the annual and long-term compensation for the Company's senior executive officers should be at risk, with actual compensation levels correlating with the Company's actual performance in certain key areas determined by the Committee. Second, over time, incentive compensation of the Company's senior executive officers should focus more heavily on long-term rather than short-term accomplishments and results. Third, equity-based compensation should be used on an increasing basis so as to provide executive officers with clear and direct links to the shareholders' interests. Fourth, the overall executive compensation program should be competitive, equitable and structured so as to ensure the Company's ability to attract, retain, motivate and reward the talented executives who are essential to the Company's continuing success. Total compensation, rather than individual compensation elements, is the focus of the Company's intent to provide competitive compensation opportunities.

     The Committee believes that continued revenue growth as well as continued improvement in other key financial and operating measures should be recognized in considering compensation levels along with improvements in overall effectiveness, productivity, return on investment and success of strategic alliances and business acquisitions and combinations.

     The Committee meets with an outside compensation consultant at least annually to evaluate how well the Company's executive compensation program adheres to this philosophy and to evaluate the level and mix of salary, annual bonuses and long-term incentives.

  Compensation Elements

     The Company's compensation program for executives consists of four principal elements, each of which is vitally important in meeting the Company's need to attract, retain, motivate and reward highly-qualified executives.

     The four principal compensation elements are:

  Base Salaries

     Base salaries for executives are generally set at levels which reflect the competitive marketplace for companies that are of comparable size and complexity and would be considered competitors of the Company in attracting and retaining quality executives. The salaries of the named officers are reviewed and approved by the Compensation Committee based on its assessment of each executive's experience and performance and a comparison of salaries of peers in other companies.

  Annual Incentives

     Annual incentive awards have been made to selected executives on the basis of the Company, business unit and individual performance relative to budget in such areas as revenue, cash flow, operating income, operating margin and the like. The Company intends to continue providing annual incentives in concert with other compensation elements in order to maintain a competitive total compensation program for its executives. The Committee reviews and approves all performance measures and goals established under the annual and long-term incentive plans and reviews and approves all annual incentive payments to senior executives.

  Long-Term Incentives

     The Company relies on stock options as the principal means of providing long-term incentive compensation. Stock options have been, and will continue to be, granted under the Fourth Amended and Restated 1992 Stock Option Plan.

  Benefits

     Benefits offered to executives serve a different purpose than do other elements of the total compensation program. In general, they provide for retirement income and serve as a safety net against problems which can arise from illness, disability or death. Benefits offered to senior executive officers are basically those offered to other employees of the Company.

  Evaluation Procedure

     In determining matters regarding executive officer compensation (other than the Chief Executive Officer), the Committee reviews with the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, other key senior executives and the independent compensation consultant the respective areas of authority and responsibility of the various executive officers and the performance and contribution of each to the efforts of the Company in meeting its goals.

     The Company's independent compensation consultant has confirmed that compensation paid in 1998 to the named officers is consistent with the Company's compensation philosophy and objectives.

  Compensation of Chief Executive Officer

     Decisions regarding the compensation of the President and Chief Executive Officer, Gerald W. Thames, are the responsibility of the Committee. Gerald Thames's base salary for 1998 was $395,000. Mr. Thames was awarded a bonus for 1998 of $330,000 for performance during 1997, which was greater than his target bonus level. This bonus reflected the Company's performance in meeting revenue and exceeding corporate development targets for the year, completing several transactions that greatly enhanced the Company's asset values, and achieving significant improvement in the Company's stock price and shareholder returns. In evaluating and determining Mr. Thames's compensation, the Committee and its compensation consultant compared the Company's compensation practices and levels to those of other companies involved in similar businesses, including but not limited to, the companies included in the NASDAQ Telecom Index contained in the Stock Price Performance Graph. Based on this review, a subcommittee composed of Messrs. Greeley, Paperin, Solomon, and Dey determined that the compensation paid to Mr. Thames for 1998 was appropriate.

  Deductibility of Certain Executive Compensation

     Beginning in 1994, the Omnibus Reconciliation Act of 1993 (the Act) limits to $1 million the amount that may be deducted by a publicly held corporation for compensation paid to each of its named executives in a taxable year, unless the compensation in excess of $1 million is "qualified performance-based compensation." The Committee and the Company have determined that the Company's practice is to design its short-term and long-term compensation plans to qualify for the exemption from the deduction limitations of Section 162(m) of the Internal Revenue Code and to be consistent with providing appropriate compensation to executives. Shareholder approval of incentive compensation plans and various provisions thereunder has been sought and obtained and will be sought in the future to continue to qualify performance-based compensation for the exemption. Although it is the Company's intent to qualify compensation for the exemption from the deduction limitations, the Company's compensation practices have been and, will continue to be, designed to serve the best interests of shareholders regardless of whether specific compensation qualifies for the exemption.

Compensation Committee Members during 1998:

Bernard McFadden, Chairman
David Dey (elected to the Committee in May, 1998)
Michael Greeley
Stewart J. Paperin
Alan B. Slifka (resigned from the Committee in May, 1998)
Adam Solomon

                               PERFORMANCE GRAPH

     The following performance graph compares the percentage change in the Company's cumulative total shareholder return on our common stock from February 5, 1998 (the date on which the common stock began trading on the Nasdaq National Market) and ending on December 31, 1998 with the cumulative total return, assuming reinvestment of dividends, of the Standard & Poor's 500 Stock Index and the Nasdaq Telecom Index.
                              [PERFORMANCE GRAPH]

MEASUREMENT  GTS INDEX     S&P INDEX        NASDAQ
  PERIOD                                 TELECOM INDEX
2/5/98        100.00%       100.00%         100.0%
3/2/98         133.6         104.5           108.3
4/1/98         173.9         110.4           117.8
5/1/98         173.9         111.7           116.6
6/1/98         139.1         108.7           113.3
7/1/98         172.1         114.5           126.4
8/3/98         195.9         110.9           127.2
9/1/98         114.7          99.1           103.1
10/1/98        104.6          98.3           104.5
11/2/98        149.0         110.8           122.1
12/1/98        152.9         117.1           131.4
12/31/98       204.1         122.5           151.4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information ownership of our common stock and rights to acquire common stock, which reflects the business combination of Esprit Telecom Group plc, by (i) GTS stockholders that manage or own, either beneficially or of record, five percent or more of the common stock,
(ii) each of the directors and executive officers of GTS and (iii) the directors and officers of GTS as a group as of December 31, 1998. For the purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire within 60 days after such date, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                               NUMBER OF
                                                                 SHARES       PERCENTAGE
                                                              BENEFICIALLY   BENEFICIALLY
NAME OF BENEFICIAL OWNER                                      OWNED(1)(2)      OWNED(1)
------------------------                                      ------------   ------------
Mutuelles AXA/AXA-UAP/......................................    9,261,880(3)    11.47
  The Equitable Companies Incorporated
  9 Place Vendome
  75001 Paris France
Fidelity Management and Research Corporation................    6,857,252(4)     8.49
  82 Devonshire Street
  Boston, MA 02109
Putnam Investments..........................................    5,806,779(5)     7.19
  One Post Office Square
  Boston, MA 02109
Invesco Inc.................................................    4,373,078(6)     5.41
  1315 Peachtree Street, N.E.
  Atlanta, GA 30309
The Open Society Institute..................................    4,330,281(7)     5.15
  c/o Soros Fund Management LLC
  888 Seventh Avenue, 31st Floor
  New York, NY 10106
Apax Funds Nominees Limited.................................    4,265,171        5.28
  62 Green Street
  London WIY 4BA
Gold & Appel Transfer.......................................    4,148,277        5.14
  Omar Hodge Building
  Wickam's Cay
  Road Tour
  Tortola
  British Virgin Islands
Alan B. Slifka and affiliates...............................    3,732,112(8)     4.60
  c/o Halcyon/Alan B. Slifka Management Company, LLC
  477 Madison Avenue, 8th Floor
  New York, NY 10022
Soros Foundation Hungary....................................    3,074,199        3.81
Warburg Pincus Ventures, L.P................................    1,962,697        2.43
Winston Partners II LDC.....................................      760,764(9)    *
Soros Charitable Foundation.................................      656,849       *
Chatterjee Fund Management, L.P.............................      555,555(10)    *
Winston Partners II LLC.....................................      378,881(11)    *
Soros Humanitarian Foundation...............................       37,718       *
Robert Amman................................................       10,500       *
David Dey...................................................        7,900       *
Roger Hale..................................................        7,109       *

                                                               NUMBER OF
                                                                 SHARES       PERCENTAGE
                                                              BENEFICIALLY   BENEFICIALLY
NAME OF BENEFICIAL OWNER                                      OWNED(1)(2)      OWNED(1)
------------------------                                      ------------   ------------
Bernard McFadden............................................       50,000       *
Stewart J. Paperin..........................................       21,500       *
W. James Peet...............................................        8,000       *
Jean Salmona................................................       26,000       *
Joel Schatz.................................................      512,750       *
Frank V. Sica(12)...........................................           --       *
Adam Solomon................................................       65,414       *
Gerald W. Thames............................................      863,722        1.06
H. Brian Thompson(12).......................................           --       *
Bruno d'Avanzo..............................................       48,212       *
Jan Loeber..................................................       20,000       *
William H. Seippel..........................................      189,375       *
Stewart Reich...............................................       28,125       *
Other officers..............................................      316,462       *
  All Directors and Executive Officers as a group (27
     persons)...............................................    5,907,181
Total of above..............................................   53,139,968

---------------

  *  Less than 1%

 (1) The percentage of ownership for each beneficial owner is based upon 80,771,733 shares of GTS common stock issued and outstanding at December 31, 1998 and the number of warrants and stock options in common stock held by such beneficial owner. Excluded from the calculation are: 8,127,380 shares of common stock issued under the GTS' option plans; and an additional 163,795 shares of common stock that will be issued in exchange for NetSource shares that will be tendered in connection with such acquisition. Subject to NetSource meeting certain performance targets during the first two quarters of 1999. An additional 1.4 million shares of common stock may be issued. See "Shares Eligible for Future Sale."

 (2) Includes shares of common stock issuable upon the exercise of stock options and stock warrants within 60 days of December 31, 1998.

 (3) Ownership information, that represents holdings of several separately managed funds, is based on a Schedule 13G filed in February 1999 with the SEC. Number of shares as to which such holder has: sole voting power -- 3,078,108 shares; shared voting power -- 6,168,273 shares; sole dispositive power -- 9,252,376 shares; and shared dispositive power -- 9,505 shares.

 (4) Ownership information, that represents holdings of several separately managed funds, is based on a Schedule 13 G/A dated as of December 31, 1998, disclosing their ownership interest in us, that was filed in February 1999 with the SEC and a Schedule 13 F-E dated as of December 31, 1998, disclosing their ownership interest in Esprit Telecom Group plc, that was filed with the SEC in February 1999.

 (5) Ownership information is based on a Schedule 13G filed in February 1999 with the SEC. Number of shares with sole voting power -- none; shared voting power -- 42,400; shared dispositive power -- 5,806,779.

 (6) Ownership information is based on a Schedule 13G filed in February 1999 with the SEC. Number of shares with shared voting power -- 4,373,078; shared dispositive power -- 4,373,078.

 (7) Comprised of 996,948 shares and warrants to purchase 3,333,333 shares of common stock held by The Open Society Institute. See "Shares Eligible for Future Sale."

 (8) Includes 2,530,562 shares of common stock owned by Mr. Slifka, 644,072 shares of common stock held in various trusts, options to purchase 8,000 shares of common stock owned by Mr. Slifka, 214,478 shares of common stock held by various Halcyon partnerships which are managed by Halcyon/Alan B. Slifka Management Company (over which Mr. Slifka disclaims beneficial ownership), 130,000 shares of common stock issuable upon the conversion of GTS' 8.75% Convertible Bonds held by various Halcyon partnerships which are managed by Halcyon/Allan B. Slifka Management Company (over which Mr. Slifka disclaims beneficial ownership), and options to purchase 205,000 shares of common stock held by Halcyon/Alan B. Slifka Management Company (over which Mr. Slifka disclaims beneficial ownership). GTS has filed a shelf registration statement covering such shares not previously registered by GTS.

 (9) Comprised of 390,393 shares of common stock and warrants to purchase 370,371 shares of Common Stock. Information in the above entry excludes 21,500 and 8,000 shares of, and options for the purchase of, Common Stock held by Stewart J. Paperin and W. James Peet, respectively, over which Winston Partners II LDC disclaims ownership. GTS has filed a shelf registration statement covering such shares. See "Shares Eligible for Future Sale."

 (10) Comprised of warrants to purchase 555,555 shares of common stock. Information in the above entry excludes 21,500 and 8,000 shares of, and options for the purchase of, common stock held by Stewart J. Paperin and
      W. James Peet, respectively, over which Chatterjee Fund Management, L.P., disclaims ownership. GTS has filed a shelf registration statement covering such shares. See "Shares Eligible for Future Sale."

 (11) Comprised of 193,697 shares of common stock and warrants to purchase 185,184 shares of common stock. Information in the above entry excludes 21,500 and 8,000 shares of, and options for the purchase of, Common Stock held by Stewart J. Paperin and W. James Peet, respectively, over which Winston Partners II LLC disclaims ownership. See "Shares Eligible for Future Sale."

 (12) Messrs. Sica and Thompson were elected to the Board and as Chairman and Chief Executive Officer, respectively, in March 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan B. Slifka, the Executive Vice Chairman of the board of directors, and Bernard McFadden, a director of GTS, each have a consulting agreement with us pursuant to which they are paid $100,000 in consulting fees each year.

     Halcyon/Alan B. Slifka Management Company LLC (formerly Alan B. Slifka and Company), a company principally owned by Mr. Slifka, holds 225,000 stock options to purchase shares of our common stock that were granted in 1991 pursuant to a stock option agreement that is not subject to any stock option plan. The options have an exercise price of $0.533 per share and are fully vested. Any of the stock options that remain unexercised after November 30, 2001 shall lapse and become void. Generally, in the event that Mr. Slifka ceases to be an employee or nonemployee director of GTS, any of such unexercised stock options shall lapse thirty days after such termination. The shares of common stock underlying such options have been registered under a registration statement that has been declared effective by the SEC.

     In addition, Joel Schatz, a director of GTS, was granted in 1991 stock options to purchase our common stock pursuant to stock option agreements that are not subject to any stock option plan. Mr. Schatz holds 50,250 of such stock options to purchase shares of common stock with an exercise price of $0.533 per share. Mr. Schatz's options are fully vested and any unexercised options he holds after November 4, 2001 shall lapse and become void. Generally, in the event that Mr. Schatz ceases to be an employee or nonemployee director of GTS any of his unexercised stock options shall lapse thirty days after such termination. The shares of common stock underlying such options have been registered under a registration statement that has been declared effective by the SEC.

     In August and September 1997, the Soros associates and Mr. Slifka purchased 319,149 and 57,015 shares of our common stock, respectively, at a price of $15.67 per share in a private stock offering. In addition, affiliates of Mr. Slifka purchased $2.9 million of 8.75% Senior Subordinated Convertible Bonds due 2000 in September 1997. Pursuant to the terms of the indenture related to the 8.75% convertible bonds, these bonds are convertible into such shares of our common stock as is equal to the principal amount of such bonds due

2000 divided by the applicable conversion price, which conversion price shall be equal to the public offering price of our common stock in our initial public offering in February 1998.

     The Soros associates purchased $40 million of notes from us in 1996, which notes bore interest at 10% per annum, in partial consideration of which (1) the Soros associates received the right to designate, from time to time, one person for nomination to the Board of Directors and (2) the affiliates received warrants to purchase 4,444,443 shares of our common stock. Together with their prior equity interests in GTS, these affiliates currently hold, on a fully diluted basis (excluding shares underlying stock options), approximately 14% of our common stock. In accordance with the terms of the warrant agreement, the exercise price of the warrants was reduced from $10.27 per share to $9.33 per share as the outstanding debt had not been repaid prior to December 31, 1996. In February 1998, we repaid the $40 million of notes, plus accrued interest, using part of the proceeds of an offering of senior notes and the initial public offering completed at that time. In addition, these affiliates collect a monitoring fee of $40,000 per month. Under certain agreements, these affiliates have the right to co-invest with us in all of our new ventures throughout Asia, excluding countries in the former Soviet Union, and pursuant to this right, one of these affiliates holds a 25% interest in GTS China Investments LLC.

     On January 20, 1999, we filed a shelf registration statement covering all of the affiliate shares owned by the affiliates of Mr. Slifka and the Soros associates that were not sold in the July 1998 offering. As of the date of this report, the SEC has not declared this registration statement effective. We agreed to file the shelf registration statement in exchange for such shareholders' undertaking to be bound by certain restrictions on their ability to resell their shares. Under the restrictions, holders of affiliate shares will be prevented from selling any such shares during the first six months after the closing date of the offerings and will be able to sell (1) 50% of such shares after the six month anniversary of the closing date of the July 1998 offerings,
(2) 75% of such shares after the nine month anniversary of the closing date of the July 1998 offerings and (3) 100% of such shares after the twelve month anniversary of the closing date of the July 1998 offerings. The Soros associates have expressed to us that because the shelf registration statement is not yet effective, the above contractual restrictions may no longer apply and that they are free to enter into transactions in respect of their shares subject to applicable provisions of U.S. securities law. We have expressed to them our view that such restrictions continue to apply. Some limited partners of partnerships affiliated with Alan B. Slifka and currently in dissolution may, upon advance notice to us, withdraw some or all of their shares of our common stock from registration under the shelf registration statement and from the restrictions. The number of shares of our common stock subject to this withdrawal may not exceed the total of 726,953 shares of GTS common stock minus the number of shares sold by such limited partners in the July 1998 stock offerings. See "Risk Factors -- Substantial resales of our common stock may depress our stock price and dilute your ownership interest," "-- A substantial amount of our common stock may be resold under this prospectus, which may depress our stock price and dilute your ownership interest."

     Jean Salmona, a director of GTS, is the former Chairman and Chief Executive Officer of CESIA. CESIA also provides consultancy services for our venture in India and for Hermes Railtel. We paid $37,500 in 1998 to CESIA for consulting services related to our Indian venture. In addition, Hermes Railtel paid $270,017 in 1998 to CESIA for consulting services.

     On March 26, 1998, Gerald W. Thames, Executive Vice Chairman, exercised non-qualified options to purchase 487,500 shares of our common stock at an exercise price of $2.75 per share. Mr. Thames borrowed funds from a brokerage firm in order to pay the exercise price and the tax liabilities resulting from such exercise. The shares of our common stock resulting from such exercise served as collateral for his margin loan. Subsequently, the market price of the our common stock declined and consequently the brokerage firm required Mr. Thames to reduce the size of the loan or increase the collateral securing it. Mr. Thames was unable to sell any of the shares of our common stock collateralizing the margin loan (and thereby reduce it) because of lock-up arrangements with the underwriters of the July 1998 stock offerings. As a result, we loaned Mr. Thames $3.5 million in September and October 1998, so he could use the proceeds of such loans to repay a corresponding portion of the loan. These loans from GTS bear interest at a rate of 7% per annum. Mr. Thames repaid the loan in January 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1 Financial Statements

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

     - Report of Ernst & Young LLP, Independent Auditors

     - Consolidated Balance Sheets as of December 31, 1998 and 1997

     - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1998

     - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1998

     - Consolidated Statements of Changes in Stockholders' Equity for each of the Three Years Ended December 31, 1998

     - Notes to Consolidated Financial Statements

     2 Consolidated Financial Statement Schedules

     We have furnished Schedule II -- Valuation and Qualifying Accounts on Page 137.

     All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

(b) Reports on Form 8-K

           DATE OF REPORT                        SUBJECT OF REPORT
           --------------                        -----------------
November 30, 1998....................  Acquisition of NetSource Europe ASA
November 30, 1998, Amended on
  December 16, 1998..................  Acquisition of NetSource Europe ASA

(c) Exhibits

     The following is a list of exhibits filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      2.1***             -- Offer Agreement dated as of December 8, 1998 between the
                            Registrant and Esprit Telecom Telecom Group plc
      2.2***             -- Irrevocable Undertaking by Walter Anderson dated as of
                            December 8, 1998
      2.3***             -- Irrevocable Undertaking by Apax Funds Nominees Limited
                            dated as of December 8, 1998
      2.3(a)***          -- Amendment to the Irrevocable Undertaking by Apax Funds
                            Nominees Limited dated as of December 8, 1998, dated
                            December 12, 1998
      2.4***             -- Irrevocable Undertaking by Gold & Appel Transfer S.A.
                            dated as of December 8, 1998
      2.5***             -- Irrevocable Undertaking by Warburg, Pincus Ventures, L.P.
                            dated as of December 8, 1998
      2.6***             -- Irrevocable Undertaking by Sir Robin Biggam dated as of
                            December 8, 1998
      2.7***             -- Irrevocable Undertaking by John McMonigall dated as of
                            December 8, 1998

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      2.8***             -- Irrevocable Undertaking by Roy Merritt dated as of
                            December 8, 1998
      2.9***             -- Irrevocable Undertaking by David Oertle dated as of
                            December 8, 1998
      2.10***            -- Irrevocable Undertaking by Michael Potter dated as of
                            December 8, 1998
      2.11***            -- Irrevocable Undertaking by Dominic Shorthouse dated as of
                            December 8, 1998
      3.1**              -- Certificate of Incorporation of SFMT, Inc.
      3.2**              -- Certificate of Correction to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on October 8, 1993
      3.3**              -- Certificate of Ownership and Merger Merging San
                            Francisco/Moscow Teleport, Inc. into SFMT, Inc., filed
                            with the Delaware Secretary of State on November 3, 1993
      3.4**              -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on January 12, 1995
      3.5**              -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on February 22, 1995
      3.6**              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on October 16, 1996
      3.7**              -- By-laws of SFMT, Inc.
      3.8**              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on December 1, 1997
      3.9**              -- Form of Amended and Restated By-laws of Global
                            TeleSystems Group, Inc. (supersedes By-laws of SFMT, Inc.
                            filed as Exhibit 3.7)
      3.10+              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on January 29, 1998
      3.11+              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on February 9, 1998.
      3.12+              -- Certificate of Designation of the Series A Preferred
                            Stock of the Company
      4.1**              -- Form of Specimen Stock Certificate for Common Stock of
                            the Registrant
      4.2**              -- Indenture dated as of July 14, 1997 between the Company and The Bank of New York (including the form of Senior
                            Subordinated Convertible Bond due 2000 as an exhibit
                            thereto)
      4.3**              -- Registration Rights Agreement, dated as of July 14, 1997, between Global TeleSystems Group, Inc. and UBS Securities
                            LLC.
      4.4**              -- Indenture dated as of August 19, 1997 between Hermes
                            Europe Railtel B.V. and The Bank of New York (including
                            the form of 11 1/2% Senior Note due 2007 as an exhibit
                            thereto)
      4.5**              -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                            & Jenrette Securities Corporation, UBS Securities LLC,
                            and Lehman Brothers, Inc.
      4.6**              -- Form of Rights Agreement between Global TeleSystems
                            Group, Inc. and The Bank of New York, as Rights Agent

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      4.7+               -- Indenture dated as of February 10, 1998 between Global
                            TeleSystems Group, Inc. and The Bank of New York
                            (including the form of 9 7/8% Senior Notes due 2005 as an
                            exhibit thereto)
      4.8++              -- Indenture dated as of July 8, 1998 between Global
                            TeleSystems Group, Inc. and The Bank of New York relating
                            to the Company's 5 3/4% Convertible Senior Debentures due
                            2010
      4.9***             -- Registration Rights Agreement dated as of December 8,
                            1998 by and among the Registrant, Apax Funds Nominees
                            Limited and Warburg, Pincus Ventures, L.P.
     10.1**              -- Senior Note Purchase Agreement, dated as of January 19,
                            1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
     10.1(a)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
     10.1(b)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
     10.1(c)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 23, 1996
     10.1(d)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated September 16, 1996
     10.1(e)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 11, 1997
     10.1(f)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 29, 1997
     10.1(g)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated September 29, 1997
     10.2**              -- Registration Rights Letter Agreement, dated as of January
                            19, 1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
     10.3**              -- Warrant Agreement, dated as of January 19, 1996, among
                            Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
     10.4**              -- Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
     10.5                -- Intentionally Omitted
     10.6**              -- Registration Rights Letter Agreement, dated June 6, 1996, among the Company, The Open Society Institute, Winston
                            Partners II LDC and Winston Partners II LLC

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.7**              -- Warrant Agreement, dated as of June 6, 1996, between
                            Global TeleSystems Group, Inc., The Open Society
                            Institute, Winston Partners II LDC and Winston Partners
                            II LLC
     10.8**              -- Senior Note Purchase Agreement, dated as of February 2,
                            1996, between Global TeleSystems Group, Inc. and Emerging
                            Markets Growth Fund, Inc.
     10.8(a)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996 (see Exhibit No. 10.1(b))
     10.8(b)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996
     10.8(c)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 25,
                            1996
     10.8(d)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            10, 1996
     10.8(e)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            16, 1996
     10.8(f)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated December
                            30, 1996
     10.8(g)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated May 13,
                            1997
     10.8(h)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 20,
                            1997
     10.8(i)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 11,
                            1997
     10.8(j)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 21,
                            1997
     10.8(k)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated August 14,
                            1997
     10.8(l)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            29, 1997
     10.9**              -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Emerging Markets Growth Fund, Inc.
     10.10**             -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Emerging Markets
                            Growth Fund, Inc.
     10.11               -- Intentionally Omitted

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.12**             -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Capital International Emerging Markets Funds
     10.13**             -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Capital International
                            Emerging Markets Funds
     10.14+              -- Restated and Amended Global TeleSystems Group, Inc.
                            Non-Employee Directors' Stock Option Plan
     10.15+              -- Restated and Amended GTS-Hermes, Inc. 1994 Stock Option
                            Plan
     10.16**             -- Restricted Stock Grant letter, dated as of January 1,
                            1995
     10.17**             -- Employment Agreement dated as of January 1995 between
                            SFMT, Inc. and Jan Loeber
     10.18**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Louis Toth
     10.19**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Gerald W. Thames
     10.20**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Raymond J. Marks
     10.21**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Henry Radzikowski
     10.22**             -- SFMT, Inc. Equity Compensation Plan
     10.23**             -- Form of Non-Statutory Stock Option Agreement
     10.24+              -- Third Amended and Restated 1992 Stock Option Plan of
                            Global TeleSystems Group Inc. dated as of September 25,
                            1997
     10.25**             -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                            Option Grant
     10.26**             -- Agreement on the Creation and Functions of the Joint
                            Venture of EDN Sovintel, dated June 18, 1990
     10.27**             -- Stock Purchase Agreement among Global TeleSystems Group,
                            Inc, Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                            Limited, and MTU-Inform, dated September 6, 1995
     10.28**             -- Certificate of Registration of Revised and Amended
                            Foundation Document in the State Registration of
                            Commercial Organizations, dated May 30, 1996
     10.29**             -- Agreement on the Creation and Functions of the Joint
                            Venture Sovam Teleport, dated May 26, 1992
     10.30**             -- Amended and Restated Joint Venture Agreement between GTS
                            Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and
                            Erik Jennes, dated July 6, 1995
     10.31**             -- Amended and Restated Shareholders' Agreement between HIT
                            Rail B.V., GTS-Hermes, Inc., Nationale Maatschappij Der
                            Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                            Hermes Europe Railtel B.V., dated July, 1997
     10.31(a)**          -- Shareholders' Agreement among the Hermes Europe Railtel,
                            B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB
                            Swed Carrier (incorporated by reference to Exhibit 10.1
                            to the Hermes Europe Railtel B.V.'s Registration
                            Statement on Form S-4 (File No. 333-37719) filed on
                            December 11, 1997) (supersedes the Amended and Restated
                            Shareholders' Agreement incorporated by reference as
                            Exhibit 10.31 to this Registration Statement)
     10.32**             -- Company Agreement between The Societe National de
                            Financement, GTS S.A.M. and The Principality of Monaco,
                            dated September 27, 1995

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.33**             -- Joint Venture Agreement between SFMT-Hungaro Inc. and
                            Montana Holding Vagyonkezelo Kft., dated December 23,
                            1993
     10.34**             -- Joint Venture and Shareholders' Agreement among Gerard
                            Aircraft Sales and Leasing Company, SFMT-Hungaro Inc.,
                            and Microsystem Telecom Rt., dated August 5, 1994
     10.35**             -- Agreement on the Establishment of Limited Liability
                            Company between SFMT-Czech, Inc. and B&H s.r.o., dated
                            July 12, 1994
     10.36**             -- Formation of the Equity Joint Venture between GTS and
                            SSTIC, dated April 12, 1995
     10.37**             -- Contract to Establish the Sino-foreign Cooperative Joint
                            Venture Beijing Tianmu Satellite Communications
                            Technology Co., Ltd, amended, by and between China
                            International Travel Service Telecom Co., Ltd. and
                            American China Investment Corporation, dated March 27,
                            1996
     10.38**             -- Joint Venture Contract between GTS TransPacific Ventures
                            Limited and Shanghai Intelligence Engineering, Inc.,
                            dated March 28, 1996
     10.39**             -- Agreement between Global TeleSystems Group, Inc. and
                            Cesia S.A., dated June 21, 1997
     10.40**             -- Consulting Agreement between SFMT, Inc. and Alan B.
                            Slifka, dated March 1, 1994
     10.41**             -- Consulting Agreement between Global TeleSystems Group,
                            Inc. and Bernard J. McFadden, dated August 15, 1996
     10.42**             -- Consulting Agreement between CESIA S.A. and Hermes Europe
                            Railtel B.V., dated June 20, 1997
     10.43++             -- Master Agreement, dated June   , 1998 between Ebone
                            Holding Association, Ebone A/S, Hermes Europe Railtel
                            Holdings B.V. and Hermes Europe Railtel (Ireland) Limited
     10.44+++            -- Plusnet Acquisition Agreement between Esprit Telecom
                            Group plc and Plusnet Gesellschaft fur Netzwerk Services
                            GmbH
     10.45****           -- Press Announcement of Esprit Telecom Group plc, dated
                            December 8, 1998, announcing the signing of a definitive
                            offer agreement with Global TeleSystems Group, Inc.
     10.46++++           -- Form of Undertaking of shareholders of NetSource ASA made in connection with the acquisition of NetSource ASA by
                            Global TeleSystems Group, Inc.
     10.47++++           -- Form of Amendment Agreement to the Undertaking of
                            shareholders of NetSource ASA made in connection with the
                            acquisition of NetSource ASA by Global TeleSystems Group,
                            Inc.
     10.48++++           -- Form of Waiver Agreement in made connection with the
                            acquisition of NetSource ASA by Global TeleSystems Group,
                            Inc.
     10.49++++           -- Form of Waiver Agreement with certain shareholders of
                            NetSource ASA made in connection with the acquisition of
                            NetSource ASA by Global TeleSystems Group, Inc.
     10.50+++++          -- Indenture dated as of December 18, 1997 between Esprit
                            Telecom Group plc, as Issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent, relating to the
                            Esprit Telecom Group plc 11 1/2% Dollar Senior Notes due
                            2007 and 11 1/2% DM Senior Notes due 2007

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.51+++            -- Indenture dated as of June 24, 1998 between Esprit
                            Telecom Group plc, as Issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent, relating to the
                            Esprit Telecom Group plc 10 7/8% Dollar Senior Notes due
                            2008 and 11% DM Senior Notes due 2008
     10.52***            -- Supplemental Indenture, dated December 23, 1998 of
                            $230,000,000 11 1/2% Senior Notes due 2007, supplementing
                            the indenture dated as of December 18, 1997, between
                            Esprit Telecom Group plc, as issuer, and The Bank of New
                            York, as Trustee, Registrar and Paying Agent
     10.53***            -- Supplemental Indenture, dated December 23, 1998 of DM
                            125,000,000 11 1/2% Senior Notes due 2007, supplementing
                            the indenture dated as of December 18, 1997, between
                            Esprit Telecom Group plc, as issuer, and The Bank of New
                            York, as Trustee, Registrar and Paying Agent
     10.54***            -- Supplemental Indenture, dated December 23, 1998 of DM
                            150,000,000 11% Senior Notes due 2008, supplementing the
                            indenture dated as of June 24, 1998, between Esprit
                            Telecom Group plc, as issuer and The Bank of New York, as
                            Trustee, Registrar and Paying Agent
     10.55***            -- Supplemental Indenture, dated December 23, 1998 of
                            $150,000,000 10 7/8% Senior Notes due 2008, supplementing
                            the indenture dated as of June 24, 1998, between Esprit
                            Telecom Group plc, as issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent
     21.1*               -- List of Subsidiaries of the Registrant
     23.1*               -- Consent of Ernst & Young LLP, Independent Auditors
     23.2*               -- Consent of PricewaterhouseCoopers, Independent Auditors
     23.3*               -- Report of PricewaterhouseCoopers, Independent Auditors
     24.1*               -- Powers of Attorney (included on signature page to this
                            report)
     27.1*               -- Financial Data Schedule extracted from our December 31,
                            1998 audited financial statements

---------------

     * Filed herewith.

   ** Incorporated by reference to the corresponding exhibit to our Registration
      Statement on Form S-1 (File No. 333-36555), filed on September 26, 1997.

  *** Incorporated by reference to the corresponding exhibit to our Registration
      Statement on Form S-4 (File No. 333-68511), filed on December 8, 1998.

 **** Incorporated by reference to the corresponding exhibit to the Esprit
      Telecom Group plc Annual Report on Form 20-F for the year ended September 30, 1998, filed on December 24, 1998.

     + Incorporated by reference to the corresponding exhibit to our Annual
       Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998.

   ++ Incorporated by reference to the corresponding exhibit to our Registration
      Statement on Form S-1 (File No. 333-52733) filed on May 14, 1998.

  +++ Incorporated by reference to the corresponding exhibit to the Esprit
      Telecom Group plc Registration Statement on Form F-4 (File No. 333-9292), filed on August 13, 1998.

 ++++ Incorporated by reference to the corresponding exhibit to the Global
      TeleSystems Group, Inc. Form 8-K, filed on November 30, 1998.

+++++ Incorporated by reference to the corresponding exhibit to the Esprit
      Telecom Group plc Registration Statement on Form F-1 (File No. 333-8012) filed on December 10, 1997.

(d) Schedules

          Schedule II -- Valuation and Qualifying Accounts. Our other financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McLean, Commonwealth of Virginia, on this 22nd day of March, 1999.

                                            GLOBAL TELESYSTEMS GROUP, INC.

                                            By:    /s/ H. BRIAN THOMPSON

                                              ----------------------------------
                                              Name: H. Brian Thompson
                                              Title: Chairman and Chief
                                                     Executive Officer

     Each person whose signature appears below constitutes and appoints Gerald
W. Thames, William H. Seippel, Grier Raclin and Arnold Y. Dean and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 1999.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ H. BRIAN THOMPSON                   Chairman and Chief Executive Officer
-----------------------------------------------------     (principal executive officer)
                  H. Brian Thompson

                 /s/ ROBERT J. AMMAN                    President and Director
-----------------------------------------------------
                   Robert J. Amman

               /s/ WILLIAM H. SEIPPEL                   Executive Vice President -- Finance and Chief
-----------------------------------------------------     Financial Officer (principal financial and
                 William H. Seippel                       accounting officer)

                /s/ GERALD W. THAMES                    Executive Vice Chairman of the Board of
-----------------------------------------------------     Directors, President, Chief Executive
                  Gerald W. Thames                        Officer (principal executive officer)

                 /s/ ALAN B. SLIFKA                     Executive Vice Chairman of the Board of
-----------------------------------------------------     Directors
                   Alan B. Slifka

                    /s/ DAVID DEY                                          Director
-----------------------------------------------------
                      David Dey

                      SIGNATURE                                             TITLE
                      ---------                                             -----
                   /s/ ROGER HALE                                          Director
-----------------------------------------------------
                     Roger Hale

                /s/ BERNARD MCFADDEN                                       Director
-----------------------------------------------------
                  Bernard McFadden

               /s/ STEWART J. PAPERIN                                      Director
-----------------------------------------------------
                 Stewart J. Paperin

                  /s/ W. JAMES PEET                                        Director
-----------------------------------------------------
                    W. James Peet

                  /s/ JEAN SALMONA                                         Director
-----------------------------------------------------
                    Jean Salmona

                   /s/ JOEL SCHATZ                                         Director
-----------------------------------------------------
                     Joel Schatz

                                                                           Director
-----------------------------------------------------
                    Frank V. Sica

                  /s/ ADAM SOLOMON                                         Director
-----------------------------------------------------
                    Adam Solomon

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   COL. A                       COL. B             COL. C              COL. D       COL. E
--------------------------------------------  ----------   -----------------------   ----------   ----------
                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                      END
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
--------------------------------------------  ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts at
  12/31/98..................................    $6,474       $7,474            --     $(4,415)      $9,533
Allowance for doubtful accounts at
  12/31/97..................................     1,040        5,318            --        (178)       6,180
Allowance for doubtful accounts at
  12/31/96..................................       100          960            --         (20)       1,040

     The beginning balance for 1998 does not match the ending balance for 1997; the difference reflects the activity of Esprit for the three month period ended December 31, 1997. The Company's consolidated balance sheet as of December 31, 1997 represents the audited historical balance sheet of Esprit as of September 30, 1997 combined with GTS's historical balance sheet as of December 31, 1997.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      2.1***             -- Offer Agreement dated as of December 8, 1998 between the
                            Registrant and Esprit Telecom Telecom Group plc
      2.2***             -- Irrevocable Undertaking by Walter Anderson dated as of
                            December 8, 1998
      2.3***             -- Irrevocable Undertaking by Apax Funds Nominees Limited
                            dated as of December 8, 1998
      2.3(a)***          -- Amendment to the Irrevocable Undertaking by Apax Funds
                            Nominees Limited dated as of December 8, 1998, dated
                            December 12, 1998
      2.4***             -- Irrevocable Undertaking by Gold & Appel Transfer S.A.
                            dated as of December 8, 1998
      2.5***             -- Irrevocable Undertaking by Warburg, Pincus Ventures, L.P.
                            dated as of December 8, 1998
      2.6***             -- Irrevocable Undertaking by Sir Robin Biggam dated as of
                            December 8, 1998
      2.7***             -- Irrevocable Undertaking by John McMonigall dated as of
                            December 8, 1998
      2.8***             -- Irrevocable Undertaking by Roy Merritt dated as of
                            December 8, 1998
      2.9***             -- Irrevocable Undertaking by David Oertle dated as of
                            December 8, 1998
      2.10***            -- Irrevocable Undertaking by Michael Potter dated as of
                            December 8, 1998
      2.11***            -- Irrevocable Undertaking by Dominic Shorthouse dated as of
                            December 8, 1998
      3.1**              -- Certificate of Incorporation of SFMT, Inc.
      3.2**              -- Certificate of Correction to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on October 8, 1993
      3.3**              -- Certificate of Ownership and Merger Merging San
                            Francisco/Moscow Teleport, Inc. into SFMT, Inc., filed
                            with the Delaware Secretary of State on November 3, 1993
      3.4**              -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on January 12, 1995
      3.5**              -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on February 22, 1995
      3.6**              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on October 16, 1996
      3.7**              -- By-laws of SFMT, Inc.
      3.8**              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on December 1, 1997
      3.9**              -- Form of Amended and Restated By-laws of Global
                            TeleSystems Group, Inc. (supersedes By-laws of SFMT, Inc.
                            filed as Exhibit 3.7)
      3.10+              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on January 29, 1998
      3.11+              -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on February 9, 1998.
      3.12+              -- Certificate of Designation of the Series A Preferred
                            Stock of the Company

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      4.1**              -- Form of Specimen Stock Certificate for Common Stock of
                            the Registrant
      4.2**              -- Indenture dated as of July 14, 1997 between the Company and The Bank of New York (including the form of Senior
                            Subordinated Convertible Bond due 2000 as an exhibit
                            thereto)
      4.3**              -- Registration Rights Agreement, dated as of July 14, 1997, between Global TeleSystems Group, Inc. and UBS Securities
                            LLC.
      4.4**              -- Indenture dated as of August 19, 1997 between Hermes
                            Europe Railtel B.V. and The Bank of New York (including
                            the form of 11 1/2% Senior Note due 2007 as an exhibit
                            thereto)
      4.5**              -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                            & Jenrette Securities Corporation, UBS Securities LLC,
                            and Lehman Brothers, Inc.
      4.6**              -- Form of Rights Agreement between Global TeleSystems
                            Group, Inc. and The Bank of New York, as Rights Agent
      4.7+               -- Indenture dated as of February 10, 1998 between Global
                            TeleSystems Group, Inc. and The Bank of New York
                            (including the form of 9 7/8% Senior Notes due 2005 as an
                            exhibit thereto)
      4.8++              -- Indenture dated as of July 8, 1998 between Global
                            TeleSystems Group, Inc. and The Bank of New York relating
                            to the Company's 5 3/4% Convertible Senior Debentures due
                            2010
      4.9***             -- Registration Rights Agreement dated as of December 8,
                            1998 by and among the Registrant, Apax Funds Nominees
                            Limited and Warburg, Pincus Ventures, L.P.
     10.1**              -- Senior Note Purchase Agreement, dated as of January 19,
                            1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
     10.1(a)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
     10.1(b)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
     10.1(c)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 23, 1996
     10.1(d)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated September 16, 1996
     10.1(e)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 11, 1997
     10.1(f)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 29, 1997
     10.1(g)**           -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated September 29, 1997

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.2**              -- Registration Rights Letter Agreement, dated as of January
                            19, 1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
     10.3**              -- Warrant Agreement, dated as of January 19, 1996, among
                            Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
     10.4**              -- Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
     10.5                -- Intentionally Omitted
     10.6**              -- Registration Rights Letter Agreement, dated June 6, 1996, among the Company, The Open Society Institute, Winston
                            Partners II LDC and Winston Partners II LLC
     10.7**              -- Warrant Agreement, dated as of June 6, 1996, between
                            Global TeleSystems Group, Inc., The Open Society
                            Institute, Winston Partners II LDC and Winston Partners
                            II LLC
     10.8**              -- Senior Note Purchase Agreement, dated as of February 2,
                            1996, between Global TeleSystems Group, Inc. and Emerging
                            Markets Growth Fund, Inc.
     10.8(a)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996 (see Exhibit No. 10.1(b))
     10.8(b)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996
     10.8(c)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 25,
                            1996
     10.8(d)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            10, 1996
     10.8(e)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            16, 1996
     10.8(f)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated December
                            30, 1996
     10.8(g)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated May 13,
                            1997
     10.8(h)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 20,
                            1997
     10.8(i)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 11,
                            1997

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.8(j)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 21,
                            1997
     10.8(k)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated August 14,
                            1997
     10.8(l)**           -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            29, 1997
     10.9**              -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Emerging Markets Growth Fund, Inc.
     10.10**             -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Emerging Markets
                            Growth Fund, Inc.
     10.11               -- Intentionally Omitted
     10.12**             -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Capital International Emerging Markets Funds
     10.13**             -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Capital International
                            Emerging Markets Funds
     10.14+              -- Restated and Amended Global TeleSystems Group, Inc.
                            Non-Employee Directors' Stock Option Plan
     10.15+              -- Restated and Amended GTS-Hermes, Inc. 1994 Stock Option
                            Plan
     10.16**             -- Restricted Stock Grant letter, dated as of January 1,
                            1995
     10.17**             -- Employment Agreement dated as of January 1995 between
                            SFMT, Inc. and Jan Loeber
     10.18**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Louis Toth
     10.19**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Gerald W. Thames
     10.20**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Raymond J. Marks
     10.21**             -- Employment Agreement dated as of April 1996 between GTS
                            Group, Inc. and Henry Radzikowski
     10.22**             -- SFMT, Inc. Equity Compensation Plan
     10.23**             -- Form of Non-Statutory Stock Option Agreement
     10.24+              -- Third Amended and Restated 1992 Stock Option Plan of
                            Global TeleSystems Group Inc. dated as of September 25,
                            1997
     10.25**             -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                            Option Grant
     10.26**             -- Agreement on the Creation and Functions of the Joint
                            Venture of EDN Sovintel, dated June 18, 1990
     10.27**             -- Stock Purchase Agreement among Global TeleSystems Group,
                            Inc, Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                            Limited, and MTU-Inform, dated September 6, 1995
     10.28**             -- Certificate of Registration of Revised and Amended
                            Foundation Document in the State Registration of
                            Commercial Organizations, dated May 30, 1996

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.29**             -- Agreement on the Creation and Functions of the Joint
                            Venture Sovam Teleport, dated May 26, 1992
     10.30**             -- Amended and Restated Joint Venture Agreement between GTS
                            Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and
                            Erik Jennes, dated July 6, 1995
     10.31**             -- Amended and Restated Shareholders' Agreement between HIT
                            Rail B.V., GTS-Hermes, Inc., Nationale Maatschappij Der
                            Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                            Hermes Europe Railtel B.V., dated July, 1997
     10.31(a)**          -- Shareholders' Agreement among the Hermes Europe Railtel,
                            B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB
                            Swed Carrier (incorporated by reference to Exhibit 10.1
                            to the Hermes Europe Railtel B.V.'s Registration
                            Statement on Form S-4 (File No. 333-37719) filed on
                            December 11, 1997) (supersedes the Amended and Restated
                            Shareholders' Agreement incorporated by reference as
                            Exhibit 10.31 to this Registration Statement)
     10.32**             -- Company Agreement between The Societe National de
                            Financement, GTS S.A.M. and The Principality of Monaco,
                            dated September 27, 1995
     10.33**             -- Joint Venture Agreement between SFMT-Hungaro Inc. and
                            Montana Holding Vagyonkezelo Kft., dated December 23,
                            1993
     10.34**             -- Joint Venture and Shareholders' Agreement among Gerard
                            Aircraft Sales and Leasing Company, SFMT-Hungaro Inc.,
                            and Microsystem Telecom Rt., dated August 5, 1994
     10.35**             -- Agreement on the Establishment of Limited Liability
                            Company between SFMT-Czech, Inc. and B&H s.r.o., dated
                            July 12, 1994
     10.36**             -- Formation of the Equity Joint Venture between GTS and
                            SSTIC, dated April 12, 1995
     10.37**             -- Contract to Establish the Sino-foreign Cooperative Joint
                            Venture Beijing Tianmu Satellite Communications
                            Technology Co., Ltd, amended, by and between China
                            International Travel Service Telecom Co., Ltd. and
                            American China Investment Corporation, dated March 27,
                            1996
     10.38**             -- Joint Venture Contract between GTS TransPacific Ventures
                            Limited and Shanghai Intelligence Engineering, Inc.,
                            dated March 28, 1996
     10.39**             -- Agreement between Global TeleSystems Group, Inc. and
                            Cesia S.A., dated June 21, 1997
     10.40**             -- Consulting Agreement between SFMT, Inc. and Alan B.
                            Slifka, dated March 1, 1994
     10.41**             -- Consulting Agreement between Global TeleSystems Group,
                            Inc. and Bernard J. McFadden, dated August 15, 1996
     10.42**             -- Consulting Agreement between CESIA S.A. and Hermes Europe
                            Railtel B.V., dated June 20, 1997
     10.43++             -- Master Agreement, dated June   , 1998 between Ebone
                            Holding Association, Ebone A/S, Hermes Europe Railtel
                            Holdings B.V. and Hermes Europe Railtel (Ireland) Limited
     10.44+++            -- Plusnet Acquisition Agreement between Esprit Telecom
                            Group plc and Plusnet Gesellschaft fur Netzwerk Services
                            GmbH
     10.45****           -- Press Announcement of Esprit Telecom Group plc, dated
                            December 8, 1998, announcing the signing of a definitive
                            offer agreement with Global TeleSystems Group, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.46++++           -- Form of Undertaking of shareholders of NetSource ASA made in connection with the acquisition of NetSource ASA by
                            Global TeleSystems Group, Inc.
     10.47++++           -- Form of Amendment Agreement to the Undertaking of
                            shareholders of NetSource ASA made in connection with the
                            acquisition of NetSource ASA by Global TeleSystems Group,
                            Inc.
     10.48++++           -- Form of Waiver Agreement in made connection with the
                            acquisition of NetSource ASA by Global TeleSystems Group,
                            Inc.
     10.49++++           -- Form of Waiver Agreement with certain shareholders of
                            NetSource ASA made in connection with the acquisition of
                            NetSource ASA by Global TeleSystems Group, Inc.
     10.50+++++          -- Indenture dated as of December 18, 1997 between Esprit
                            Telecom Group plc, as Issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent, relating to the
                            Esprit Telecom Group plc 11 1/2% Dollar Senior Notes due
                            2007 and 11 1/2% DM Senior Notes due 2007
     10.51+++            -- Indenture dated as of June 24, 1998 between Esprit
                            Telecom Group plc, as Issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent, relating to the
                            Esprit Telecom Group plc 10 7/8% Dollar Senior Notes due
                            2008 and 11% DM Senior Notes due 2008
     10.52***            -- Supplemental Indenture, dated December 23, 1998 of
                            $230,000,000 11 1/2% Senior Notes due 2007, supplementing
                            the indenture dated as of December 18, 1997, between
                            Esprit Telecom Group plc, as issuer, and The Bank of New
                            York, as Trustee, Registrar and Paying Agent
     10.53***            -- Supplemental Indenture, dated December 23, 1998 of DM
                            125,000,000 11 1/2% Senior Notes due 2007, supplementing
                            the indenture dated as of December 18, 1997, between
                            Esprit Telecom Group plc, as issuer, and The Bank of New
                            York, as Trustee, Registrar and Paying Agent
     10.54***            -- Supplemental Indenture, dated December 23, 1998 of DM
                            150,000,000 11% Senior Notes due 2008, supplementing the
                            indenture dated as of June 24, 1998, between Esprit
                            Telecom Group plc, as issuer and The Bank of New York, as
                            Trustee, Registrar and Paying Agent
     10.55***            -- Supplemental Indenture, dated December 23, 1998 of
                            $150,000,000 10 7/8% Senior Notes due 2008, supplementing
                            the indenture dated as of June 24, 1998, between Esprit
                            Telecom Group plc, as issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent
     21.1*               -- List of Subsidiaries of the Registrant
     23.1*               -- Consent of Ernst & Young LLP, Independent Auditors
     23.2*               -- Consent of PricewaterhouseCoopers, Independent Auditors
     23.3*               -- Report of PricewaterhouseCoopers, Independent Auditors
     24.1*               -- Powers of Attorney (included on signature page to this
                            report)
     27.1*               -- Financial Data Schedule extracted from our December 31,
                            1998 audited financial statements

---------------

     * Filed herewith.

   ** Incorporated by reference to the corresponding exhibit to our Registration
      Statement on Form S-1 (File No. 333-36555), filed on September 26, 1997.

  *** Incorporated by reference to the corresponding exhibit to our Registration
      Statement on Form S-4 (File No. 333-68511), filed on December 8, 1998.

 **** Incorporated by reference to the corresponding exhibit to the Esprit
      Telecom Group plc Annual Report on Form 20-F for the year ended September 30, 1998, filed on December 24, 1998.

     + Incorporated by reference to the corresponding exhibit to our Annual
       Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998.

   ++ Incorporated by reference to the corresponding exhibit to our Registration
      Statement on Form S-1 (File No. 333-52733) filed on May 14, 1998.

  +++ Incorporated by reference to the corresponding exhibit to the Esprit
      Telecom Group plc Registration Statement on Form F-4 (File No. 333-9292), filed on August 13, 1998.

 ++++ Incorporated by reference to the corresponding exhibit to the Global
      TeleSystems Group, Inc. Form 8-K, filed on November 30, 1998.

+++++ Incorporated by reference to the corresponding exhibit to the Esprit
      Telecom Group plc Registration Statement on Form F-1 (File No. 333-8012) filed on December 10, 1997.