Form 10-Q
period 1999-03-31
GLOBAL TELESYSTEMS GROUP INC
filed 1999-05-17
CIK 946392

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                       (COMMISSION FILE NUMBER: 0-23717)

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

     At April 15, 1999, there were outstanding 83,094,955 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.       FINANCIAL INFORMATION
Item 1        FINANCIAL STATEMENTS OF GLOBAL TELESYSTEMS GROUP, INC
              (UNAUDITED).................................................
              Condensed Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998.......................................     3
              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1999 and 1998..................     4
              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and 1998..................     5
              Notes to Condensed Consolidated Financial Statements........     6
Item 2        Management's Discussion and Analysis of Financial Condition     10
              and Results of Operations...................................
Item 3        Quantitative and Qualitative Disclosures About Market           19
              Risk........................................................
PART II.      OTHER INFORMATION
Item 1        Legal Proceedings...........................................    20
Item 2        Changes in Securities and Use of Proceeds...................    20
Item 3        Defaults Upon Senior Securities.............................    20
Item 4        Submission of Matters to a Vote of Security Holders.........    20
Item 5        Other Information...........................................    20
Item 6        Exhibits and Reports on Form 8-K............................    21
Signatures................................................................    22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                 1999          1998
                                                              ----------   ------------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
CURRENT ASSETS
  Cash and cash equivalents.................................  $1,124,994    $  998,510
  Accounts receivable, net..................................     217,649       174,430
  Restricted cash...........................................      58,497        82,025
  Prepaid expenses..........................................      20,567        21,640
  Other assets..............................................      13,535        16,752
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................   1,435,242     1,293,357
  Property and equipment, net...............................     660,640       643,044
  Investments in and advances to ventures...................      64,945        50,751
  Goodwill and intangible assets, net.......................     522,596       543,524
  Restricted cash and other non-current assets..............      80,163        83,926
                                                              ----------    ----------
          TOTAL ASSETS......................................  $2,763,586    $2,614,602
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  283,224    $  279,509
  Debt maturing within one year.............................      26,702        23,859
  Current portion of capital lease obligations..............      77,031        43,102
  Unearned revenue..........................................      46,686        36,059
  Other current liabilities.................................      27,710        28,530
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     461,353       411,059
  Long-term debt, less current portion......................   1,796,193     1,504,614
  Long-term portion of capital lease obligations............     190,081       218,139
  Related party long-term debt, less current portion........       2,600         2,600
  Unearned revenue, less current portion....................      44,343        34,093
  Taxes and other non-current liabilities...................      18,421        40,784
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   2,512,991     2,211,289
COMMITMENTS AND CONTINGENCIES
  Minority interest.........................................      37,632        37,329
  Common stock, subject to repurchase (288,441 shares
     outstanding at March 31, 1999 and December 31, 1998)...      16,167        16,081
SHAREHOLDERS' EQUITY
  Preferred stock, $0.0001 par value (10,000,000 shares
     authorized; none issued and outstanding)...............          --            --
  Common stock, $0.10 par value (135,000,000, shares
     authorized; 81,221,352 and 80,733,372 shares issued and
     outstanding at March 31, 1999 and December 31, 1998,
     respectively)..........................................       8,122         8,073
  Additional paid-in capital................................     901,182       885,057
  Accumulated other comprehensive income/(loss).............      (6,585)          488
  Accumulated deficit.......................................    (705,923)     (543,715)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     196,796       349,903
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $2,763,586    $2,614,602
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenues....................................................   $ 170,881      $ 46,248
Operating expenses:
  Telecommunications services...............................     102,539        33,179
  Selling, general and administrative.......................      78,595        30,242
  Esprit Telecom business combination costs.................      63,714            --
  Depreciation and amortization.............................      39,258         9,513
  Equity in losses/(earnings) of ventures...................       4,125        (3,412)
                                                               ---------      --------
          Total operating expenses..........................     288,231        69,522
Loss from operations........................................    (117,350)      (23,274)
Other income (expense):
  Interest, net.............................................     (32,548)      (13,447)
  Foreign currency losses...................................      (8,127)       (2,191)
                                                               ---------      --------
                                                                 (40,675)      (15,638)
                                                               ---------      --------
Net loss before income taxes, minority interest and
  extraordinary loss........................................    (158,025)      (38,912)
Income taxes................................................       3,764           555
                                                               ---------      --------
Net loss before minority interest and extraordinary loss....    (161,789)      (39,467)
Minority interest...........................................        (419)        2,353
                                                               ---------      --------
Net loss before extraordinary loss..........................    (162,208)      (37,114)
Extraordinary loss -- debt refinancing......................          --       (12,704)
                                                               ---------      --------
Net Loss....................................................   $(162,208)     $(49,818)
                                                               =========      ========
Net loss per share before extraordinary loss................   $   (2.00)     $  (0.60)
Net loss per share -- extraordinary loss....................          --         (0.21)
                                                               ---------      --------
Net loss per share..........................................   $   (2.00)     $  (0.81)
                                                               =========      ========
Weighted average common shares outstanding..................      81,052        61,427
                                                               =========      ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $ (162,208)  $(49,818)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
  Extraordinary loss........................................          --     12,704
  Depreciation and Amortization.............................      38,027      9,206
  Amortization of discount on note payable..................          --        477
  Equity in losses (earnings) of ventures, net of dividends
     received...............................................       4,125     (3,412)
  Change in fair value of foreign currency instrument.......      22,769         --
  Non-cash Esprit business combination costs................      35,699         --
  Non-cash compensation.....................................         789        178
  Minority interest.........................................         406     (2,353)
  Other.....................................................       2,038      1,181
  Changes in assets and liabilities, excluding effects of
     acquisitions and ventures:.............................
     Accounts receivable....................................     (42,959)    (8,425)
     Prepaid expenses.......................................       1,410     (1,161)
     Accounts payable and accrued expenses..................       6,980     10,702
     Other changes in assets and liabilities................      (8,579)    (3,380)
                                                              ----------   --------
          NET CASH USED IN OPERATING ACTIVITIES.............    (101,503)   (34,101)
INVESTING ACTIVITIES
  Investments in and advances to ventures, net of
     repayments.............................................     (17,178)     2,370
  Purchases of property and equipment.......................     (20,310)   (20,756)
  Restricted cash...........................................      23,976      2,752
  Purchases of intangible assets............................        (832)   (14,634)
  Acquisitions, net of cash.................................          --     (1,053)
  Other.....................................................          --        547
                                                              ----------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............     (14,344)   (30,774)
FINANCING ACTIVITIES
  Proceeds from debt........................................     302,458    105,300
  Repayments of debt........................................     (23,687)   (91,355)
  Payment of debt issue costs...............................      (9,973)    (3,957)
  Net proceeds from issuance of common stock................       3,229    235,977
  Other financing activities................................          --      7,199
                                                              ----------   --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........     272,027    253,164
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (29,696)    (4,386)
                                                              ----------   --------
Net increase in cash and cash equivalents...................     126,484    183,903
Cash and cash equivalents at beginning of period............     998,510    538,757
                                                              ----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,124,994   $722,660
                                                              ==========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

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

     The financial statements of GTS included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 1999 may not be indicative of the operating results for the full year.

     Effective March 4, 1999, the Company completed its business combination with Esprit Telecom Group plc ("Esprit") which was accounted for as a pooling of interests. Accordingly, these financial statements have been restated and are presented as if the companies have been combined since inception.

2. POLICIES AND PROCEDURES

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", comprehensive loss was $169.3 million and $51.7 million for the three months ended March 31, 1999 and 1998, respectively, and was comprised of net loss of $162.2 million and $49.8 million and foreign currency translation adjustments of $7.1 million and $1.9 million for the three months ended March 31, 1999 and 1998, respectively.

     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and fully diluted earnings per share for all periods presented. In accordance with SFAS No.128, "Earnings per Share" the Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new statement effective January 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position.

3. INVESTMENT IN FLAG ATLANTIC LIMITED

     On January 13, 1999, GTS, through its subsidiary GTS Transatlantic Holdings Ltd., entered into an agreement with FLAG Telecom to form a 50/50 joint venture, to be known as FLAG Atlantic Limited, that will build and operate a transoceanic fiber optic link, known as FLAG Atlantic-1 between Europe and the United States. FLAG Atlantic-1 is designed to carry voice, high-speed data and video traffic at speeds of

                         GLOBAL TELESYSTEMS GROUP, INC.

1.28 terabits per second, a 25-fold increase over current transatlantic cable systems. The joint venture will also provide backhaul links from the European landing points of the transoceanic link to Paris and London. By interconnecting to FLAG Atlantic-1, GTS Carrier Services and its subsidiary Hermes Europe Railtel B.V. ("Hermes Railtel") will be able to provide their carrier and Internet service provider customers with high-capacity cable access from major European cities to New York City. GTS's investment in FLAG Atlantic Limited is designed to enable it to participate in the growth opportunity represented by the rapid increase in demand by business customers for Internet Protocol-based telecommunications services. The high-capacity fiber optic link will be based on synchronous digital hierarchy and use dense wave division multiplexing technology. FLAG Atlantic Limited is expected to begin offering services in the last quarter of 2000. The project is subject to financing, the execution of related agreements and other conditions. The Company has committed to a $100 million equity contribution and a commitment to purchase $150 million worth of capacity.

3. DEBT OBLIGATIONS

     In January 1999, our subsidiary Hermes Railtel issued, through a private placement, aggregate principal amount $200 million of senior notes due January 15, 2009 (the "Dollar Notes") and Euro 85 million (approximately $100 million) of senior notes due January 15, 2006 (the "Euro Notes" and together with the Dollar Notes, the "New Senior Notes"). The New Senior Notes are general unsecured obligations of Hermes Railtel, with interest payable semiannually at a rate of 10.375%. Net proceeds from the issuance of the New Senior Notes was approximately $289.3 million. Hermes Railtel filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the New Senior Notes, for the New Senior Notes, which became effective in February 1999. The exchange of registered notes for the New Senior Notes was completed on March 24, 1999.

4. CAPITAL LEASE OBLIGATIONS

     During the three months ended March 31, 1999, Hermes Railtel entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $37.3 million. The commitments have expected lease terms of ten to fifteen years.

5. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the Company:

                                                                THREE MONTHS
                                                                   ENDED
                                                               MARCH 31, 1999
                                                               --------------
                                                               (IN THOUSANDS)
Capitalization of leases....................................      $48,127

                         GLOBAL TELESYSTEMS GROUP, INC.

6. SEGMENT INFORMATION AND CERTAIN GEOGRAPHICAL DATA

     The Company has historically operated in five segments within the telecommunications industry. The industry consists of a wide range of telecommunications services to international business customers, including long distance voice and data services and electronic messaging services. The following tables present consolidated financial information segmented by the Company's geographic areas and lines of businesses for the quarters ended March 31, 1999 and 1998. Transfers between geographic areas and lines of businesses were not considered material for disclosure purposes.

     Geographical Data:

                                NORTHERN
                                  AND                                         CORPORATE
                                WESTERN                CENTRAL                 OFFICE &
                                 EUROPE       CIS       EUROPE      ASIA     ELIMINATIONS     TOTAL
                               ----------   --------   --------   --------   ------------   ----------
                                                           (IN THOUSANDS)
QUARTER ENDED MARCH 31, 1999
  Total revenue..............  $  140,202   $ 24,186   $  5,899        917         (323)    $  170,881
  Gross margin...............      51,107     14,860      2,413         79         (117)        68,342
  Selling, general and
     administrative
     expenses................      86,523      9,066      2,072        983       43,665        142,309
  Net loss...................     (99,564)    (9,670)    (3,382)    (1,001)     (48,591)      (162,208)
  Identifiable assets........   1,669,521    216,167     45,129      4,494      828,275      2,763,586
  Liabilities................   1,766,079    144,357     29,424      9,841      563,290      2,512,991
  Net (liabilities)/assets...     (96,558)    71,810     15,705     (5,347)     264,985        250,595
QUARTER ENDED MARCH 31, 1998
  Total revenue..............  $   28,137   $ 13,757   $  3,904   $    450     $     --     $   46,248
  Gross margin...............       6,467      4,824      1,768         47          (37)        13,069
  Selling, general and
     administrative
     expenses................      14,330      7,512      1,448        675        6,277         30,242
  Extraordinary items........          --         --         --         --      (12,704)       (12,704)
  Net loss...................     (22,616)    (1,708)      (474)      (957)     (24,063)       (49,818)
  Identifiable assets........     901,656    105,574     25,044      2,600      406,328      1,441,202
  Liabilities................     817,931     77,987     42,419     19,871      183,263      1,141,471
  Net (liabilities)/assets...      83,725     27,587    (17,375)   (17,271)     223,065        299,731

                         GLOBAL TELESYSTEMS GROUP, INC.

     Line of Business Data:

                                                                       BUSINESS    MOBILE     CORPORATE,
                                  CARRIER      BUSINESS      ACCESS    SERVICES   SERVICES     OTHER &
                                  SERVICES    SERVICES WE   SERVICES     CIS        CIS      ELIMINATIONS     TOTAL
                                 ----------   -----------   --------   --------   --------   ------------   ----------
                                                                    (IN THOUSANDS)
QUARTER ENDED MARCH 31, 1999
  Total revenue................  $   57,225    $  82,977    $  5,899   $20,136    $ 4,050      $    594     $  170,881
  Gross margin.................      37,701       13,406       2,413    11,846      3,014           (38)        68,342
  Selling, general and
     administrative services...      12,933       71,323       4,339     7,029      2,037        44,648        142,309
  Net loss.....................      (4,103)     (93,184)     (5,659)   (4,633)    (5,037)      (49,592)      (162,208)
  Identifiable assets..........   1,001,066      667,070      46,514   163,501     52,666       832,769      2,763,586
  Liabilities..................     951,906      811,358      32,239    92,955     51,402       573,131      2,512,991
  Net (liabilities)/assets.....      49,160     (144,288)     14,275    70,546      1,264       259,638        250,595
QUARTER ENDED MARCH 31, 1998
  Total revenue................  $    4,706    $  23,431    $  3,904   $12,934    $   823      $    450     $   46,248
  Gross margin.................       1,854        4,613       1,768     4,303        388           143         13,069
  Selling, general and
     administrative services...       4,425        9,905       1,448     4,948        961         8,555         30,242
  Extraordinary items..........          --           --          --        --         --       (12,704)       (12,704)
  Net loss.....................      (9,511)     (13,105)       (474)      461     (1,218)      (25,971)       (49,818)
  Identifiable assets..........     508,064      393,592      25,044    76,608     29,298       408,596      1,441,202
  Liabilities..................     450,981      366,950      42,419    52,274     19,247       209,600      1,141,471
  Net (liabilities)/assets.....      57,083       26,642     (17,375)   24,334     10,051       198,996        299,731

7. SUBSEQUENT EVENTS

     On April 26, 1999, GTS acquired a 52% ownership interest in Omnicom, a French company, and assumed operational control. On April 27, 1999, GTS initiated an offer for the remaining shares of Omnicom and as of May 12, 1999, GTS had acquired 98.9 percent of the fully diluted capital and voting rights of Omnicom and had paid approximately $314 million in cash and had issued 1,850,497 shares of the Company's common stock.

     In April 1999, the Company issued in a private placement 10 million depositary shares each representing 1/100th of a share of a new series of cumulative convertible preferred stock. The Company received net proceeds of $485 million from this issuance, excluding certain transaction costs. Holders of the depositary shares will be entitled to a quarterly cash payment of $0.90625 per depositary share (or 7 1/4% per year per depositary share) payable on March 15, June 15, September 15 and December 15 of each year commencing on June 15, 1999. Each depositary share will have a liquidation preference of $50 per share and will be convertible into GTS common stock at $69 per GTS common share. Due to certain change of control provisions, the preferred stock will be classified in the balance sheet as mezzanine equity. On May 7, 1999, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission ("SEC") to register the depositary shares, the preferred shares and the common shares into which the Depositary Shares are convertible. The Registration Statement has not yet been declared effective by the SEC.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 1999 and 1998. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

OVERVIEW

     We are a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Western Europe. We also provide telecommunications services in Russia and the Commonwealth of Independent States (CIS).

     From our inception until 1998, we focused on (1) providing telecommunications services in emerging markets, particularly in Russia and (2) establishing and developing Hermes Railtel, a venture designed to provide a high speed transmission network across national borders in Western Europe. We intended to capitalize on the rapidly growing demand for telecommunications services in countries emerging from totalitarian rule and state-controlled economies. In addition, in Western Europe, growing liberalization of regulations governing the provision of telecommunications services has resulted in a proliferation of new competitors to the incumbent public telecommunications operators. At the same time, with the trend toward the increasing globalization of business, there has been substantial growth in demand for high-quality voice and data telecommunications. We perceived a need for a fast, efficient and lower cost cross-border network that would carry the traffic of established public telecommunications operators and other carriers. Since we began operating our Hermes Railtel network in late 1996, the demand for its services has validated our decision to build and develop such a network.

     In 1998, we changed our strategy in response to the economic crisis in emerging markets and the advent on January 1, 1998 of the deregulation of the provision of telecommunications services in Western Europe. We also sought to build on the success of our Hermes Railtel network by developing a plan to provide telecommunications services, including local access services, directly to businesses and other customers. In October 1998 we realigned our operations into five lines of business: GTS Carrier Services, GTS Business Services, GTS Access Services, GTS Business Services -- CIS and GTS Mobile Services -- CIS.

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

RESULTS OF OPERATIONS

     The following discussion of our results of operations and liquidity and capital resource requirements reflect the restatement of our financial results for 1999 and prior periods as a result of the business combination with Esprit Telecom, which we accounted for as a pooling of interests.

     The following table sets forth our statement of operations as a percentage of revenues:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----   ------
Revenues....................................................  100.0%   100.0%
Telecommunications services.................................   60.0     71.7
Selling, general and administrative.........................   46.0     65.4
Esprit Telecom business combination costs...................   37.3       --
Depreciation and amortization...............................   23.0     20.6
Equity in losses/(earnings) of ventures.....................    2.4     (7.4)
                                                              -----   ------
Loss from operations........................................  (68.7)   (50.3)
Interest, net...............................................  (19.0)   (29.1)
Foreign currency losses.....................................   (4.8)    (4.7)
                                                              -----   ------
Net loss before income taxes, minority interest and
  extraordinary loss........................................  (92.5)   (84.1)
Income taxes................................................    2.2      1.2
Net loss before minority interest and extraordinary loss....  (94.7)   (85.3)
Minority interest...........................................   (0.2)     5.1
                                                              -----   ------
Net loss before extraordinary loss..........................  (94.9)   (80.2)
Extraordinary loss -- debt refinancing......................    0.0    (27.5)
                                                              -----   ------
Net loss....................................................  (94.9)% (107.7)%
                                                              =====   ======

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     Revenue. Our consolidated revenue increased to $170.9 million for the three months ended March 31, 1999 as compared to $46.2 million for the three months ended March 31, 1998. Significant components of revenue for the three months ended March 31, 1999 were Business Services -- Western Europe ($83.0 million), Carrier Services ($57.2 million) and Business Services -- CIS ($20.1 million). Revenue for the three months ended March 31, 1998 was primarily comprised of Business Services -- Western Europe ($23.4 million), Business Services -- CIS ($12.9 million) and Carrier Services ($4.7 million). The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations. An additional contributor to the revenue growth in the first quarter of 1999 was that we followed the consolidation method of accounting for certain business ventures, whereas in the first quarter of 1998, these business ventures were accounted for following the equity method of accounting.

     Telecommunications Services. Our costs associated with providing telecommunications services through our five lines of business in 1999 increased to $102.5 million or 60.0% of revenues as compared to $33.2 million or 71.7% of revenues for the first quarter of 1998. The decrease in telecommunication services as a percentage of revenues in 1999 is attributable to the growth in our customer revenue offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. Although telecommunications services costs as a percentage of revenue have decreased, we continue to incur substantial costs related to the implementation of our business strategy.

     Selling, General and Administrative. Selling, general and administrative expenses for 1999 increased to $78.6 million or 46.0% of revenues as compared to $30.2 million or 65.4% of revenues for 1998. The increase in selling, general and administrative expenses is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base. We expect to establish sales offices in additional European cities, which involves incurring substantial additional start-up costs. Accordingly, our consolidated results of operations will fluctuate depending on the timing of our expansion strategy. During a period of rapid expansion, selling, general and administrative expenses will be relatively higher than during more stable periods of growth.

     Esprit Telecom Business Combination Costs. In connection with our business combination with Esprit Telecom, we recognized a $63.7 million, or 37.3% of revenue, charge to earnings for transaction and integration costs. This charge included $45.6 million in transaction costs related to the acquisition, including investment banking, advisory, debt restructuring, legal, accounting, printing and employee-related expenses. The remaining charges of $18.1 million were incurred in connection with the elimination or reduction of redundancies in the GTS and Esprit Telecom networks through cancellation of fiber leases, write-off of excess equipment and redeployment of switches.

     Depreciation and Amortization. Depreciation and amortization increased to $39.3 million or 23.0% of revenues for the three months ended March 31, 1999 as compared to $9.5 million or 20.6% of revenues for the three months ended March 31, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with goodwill that has arisen principally from our 1999 acquisition activities (Plusnet and NetSource).

     Losses in Ventures. We recognized losses in our investments in non-consolidated ventures of $4.1 million for the three months ended March 31, 1999 as compared to income of $3.4 million of the three months ended March 31, 1998. Included in these losses/income was our ownership share of losses of $1.9 million and earnings of $4.5 million for the three months ended March 31, 1999 and 1998, respectively.

     Interest, net. Interest increased to approximately ($32.5) million in the first quarter 1999 from ($13.4) million in the first quarter of 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the first quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

     Foreign Currency Loss. We recognized foreign currency losses of $8.1 million in the first quarter of 1999 as compared to $2.2 million in the first quarter of 1998. Our foreign currency losses have been primarily attributable to our unhedged US$ and DEM$ debt obligations outstanding.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The telecommunications industry is capital intensive. In order for us to successfully compete, we will require substantial capital to continue to develop our networks and meet the funding requirements of our operations, including losses from operations, as well as to provide capital for our acquisition and business development initiatives. We expect that we will spend over $1.3 billion in cash over the next three years to meet our capital expenditures, to fund our operations, and to implement our business plan.

     Historically, we have raised capital through a combination of public and private offerings of equity and debt securities. We have received cash proceeds of $3.2 million, $370.1 million, $89.8 million and $141.7 million in the first quarter of 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively, net of placement costs, associated with the issuance of our common stock in connection with these offerings, including issuance of warrants and the exercise of stock options. In addition, the Company received $289.3 million, $812.0 million, $714.8 million and $60.0 million in gross proceeds in the first quarter of 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively, for a total of approximately $1.9 billion under various debt securities that were issued by Hermes Railtel, Esprit Telecom and ourselves.

     We believe that our existing cash balances and cash flow received from certain operating ventures will be sufficient to fund our currently anticipated capital needs over at least the next 12 months. However, because we expect acquisitions will constitute a major part of our business strategy, it is certainly possible that we will seek additional financing in the future. Additionally, as our business strategy evolves, we continuously evaluate the optimal capital structure to ensure that it meets our overall corporate strategy.

     The actual amount and timing of our future capital requirements may differ materially from our estimates. In particular, the accuracy of our estimates is subject to changes and fluctuations in our revenues, operating costs and development expenses, which can be affected by our ability to (1) effectively and efficiently manage the expansion of the Hermes Railtel network and operations and the buildout of our local access infrastructure in our targeted metropolitan markets, (2) effectively and efficiently manage the build-out of the FLAG Atlantic-1 transatlantic cable, either directly or through our participation in the FLAG Atlantic joint venture, (3) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate the Hermes Railtel network, construct our local access infrastructure and offer telecommunications services to end-users, (4) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (5) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. Our revenues and costs are also dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources prove to be insufficient, we will need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses.

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

HERMES RAILTEL NETWORK

     Development of Hermes Railtel's fiber optic network has required and will continue to require substantial capital. Hermes Railtel raised $265.0 million in gross proceeds from its offering of senior notes in July 1997 (of which $56.6 million was placed in escrow as an interest reserve). We have spent approximately $217 million in cash on network capital expenditures through March 31, 1999 and we expect to incur an additional $573 million through 2000 in order to complete the build-out of the network and enhance its capacity through the implementation of dense wave division multiplexing and Internet Protocol technology. In addition, as of March 31, 1999, $308 million has been capitalized in connection with long-term fiber lease arrangements and an additional $115 million is expected to be capitalized through 2000 in order to complete the build-out of the network. In January 1999, Hermes Railtel issued $200 million aggregate principal amount of 10.375% Senior notes due 2009 and E85 million (approximately $100 million) aggregate principal amount of 10.375% Senior notes due 2006. These new senior notes have substantially the same terms as the notes Hermes Railtel issued in 1997. We believe that the net proceeds from the 1997 senior notes and the new senior notes, combined with projected internally generated funds, should be sufficient to fund expected capital expenditures as well as payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future requirements may differ materially from our estimates. Any failure to obtain necessary financing may require us to delay or abandon our plans for deploying the remainder of the network.

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

ACCESS SERVICES BUILDOUT

     We plan to provide local access services in up to 12 major European cities by the end of 2001. We have announced that we expect to have operating competitive local exchange carrier networks in Paris, France and Geneva, Switzerland by the third quarter 1999 and in Berlin, Germany by the fourth quarter 1999. We plan to develop our infrastructure by constructing, purchasing or leasing fiber optic networks, developing microwave transmission networks or through acquisition or partnership. We project that approximately $250 million will be required through the end of 2000 to implement these networks. We expect to be able to fund these expenditures through a combination of cash on hand and equity and debt financings.

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

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $1,125.0 million and $998.5 million as of March 31, 1999 and December 31, 1998, respectively. We had restricted cash of $121.0 million and $143.4 million as of March 31, 1999 and December 31, 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

     In the quarters ended March 31, 1999 and 1998 we used cash of $101.5 million and $34.1 million respectively, for our operating activities. The significant increase in cash spending for our operations in the quarter ended March 31, 1999 as compared to 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also used cash of $14.3 million and $30.8 million for our investing activities in the first quarter of 1999 and 1998, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

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

     Contingency Plans. We are considering a contingency plan to address our worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel or large generators should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunication and maintenance providers at reasonable terms. Moreover, we are further limited in resources in certain geographical regions due to the market volatility and weak economies in which we have business operations.

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

     Risks Related to the Year 2000 Issue. Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the remediation or prevention phases or failure by us to fully implement the planning or remediation phases or the failure of our major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on our business, results of operations, and financial condition. For a comprehensive discussion of Year 2000 risks.

IMPACT OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain established fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     We have significant operations within the European Union including many of the countries that have adopted the Euro. We are currently evaluating the impact the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have material adverse affect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union as we have always operated as a pan-European business with transparent pricing in ECU for the majority of our customers.

Moreover, we are evaluating our ability to update our information systems to accommodate the adoption of the Euro but we do not expect to incur material costs in either the evaluating or the updating of such systems. In addition, we cannot accurately predict the impact the Euro will have on currency exchange rates or on our currency exchange risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on long-term obligations and as a global company, we also face exposure to adverse movements in foreign currency exchange rates. A portion of the our debt obligations are denominated in currencies which expose us to risks associated with changes in foreign exchange rates. We have developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluates the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     Our subsidiary, Hermes Railtel, entered into a foreign currency swap agreement in 1998 in order to mitigate its exposure on US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure.

The following are the significant changes since December 31, 1998:

-- In January 1999, Hermes Railtel, a subsidiary of the Company, issued $200 million 10.375% senior notes due January 15, 2009 which exposes Hermes Railtel to interest and foreign exchange rates, and the issuance of Euro 85 million 10.375% senior notes due January 15, 2006 which exposes Hermes Railtel to changes in interest rates.

-- In April 1999, we issued $500 million of depositary shares representing a new series of 7 1/4% cumulative convertible preferred stock in a private offering. We have filed a registration statement covering these securities with the Securities and Exchange Commission under the Securities Act of 1933. The issuance of these equity securities exposes us to changes in interest rates.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     c) In April 1999, we issued for cash, pursuant to exemptions from registration under the Securities Act of 1933 (the 'Securities Act"), 10 million depositary shares, each representing 1/100 of a new series of cumulative convertible preferred stock. The underwriters for the sale were Merrill Lynch & Co.; Donaldson, Lufkin & Jenrette; Bear, Stearns & Co., Inc.; BT Alex. Brown; Lehman Brothers. Gross proceeds for the sale of the depositary shares were $500 million. The underwriters' discount was $15 million. We received net proceeds, before other expenses associated with the sale, of $485 million. We sold the depositary shares pursuant to Rule 144A and, as to non-U.S. persons, pursuant to Regulation S under the Securities Act. See Note 7 to the Company's unaudited Condensed, Consolidated Financial Statements included in this report for additional information concerning the depositary shares and the preferred stock.

     d) In January 1999, our subsidiary, Hermes Railtel, issued, through a private placement, aggregate principal amount $200 million of senior notes due January 15, 2009 and Euro 85 million (approximately $100 million) of senior notes due January 15, 2006 (together, the "New Senior Notes"). The New Senior Notes were subsequently replaced with similar registered securities. The net proceeds from the New Senior Notes was approximately $289.3 million. Such net proceeds will be used to finance the cost of network assets, to permit the network expansion beyond the originally contemplated scope, for the Hermes Railtel subsidiary. Accordingly, there were no direct or indirect payments to directors or officers of the Company or the Hermes Railtel subsidiary or to any persons or entity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 3, 1999, we held a special meeting of shareholders to approve the issuance of shares of our common stock in connection with our acquisition of Esprit Telecom Group plc. This matter was approved by the shareholders by the following vote: 40,909,851 shares "for," 2,765 shares "against," and 5,545 shares abstaining.

ITEM 5. OTHER INFORMATION

     See Note 7 to the Company's unaudited Condensed, Consolidated Financial Statements included in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

DESIGNATION                      DESCRIPTION
-----------                      -----------
    10        -- Employment agreement between the Company and H.
                 Brian Thompson
    27        -- Financial Data Schedule

     B. Reports on Form 8-K

     DATE OF REPORT                         SUBJECT OF REPORT
     --------------                         -----------------
    January 13, 1999      Formation of a 50/50 joint venture with FLAG Telecom
                             to build and operate a transoceanic fiber optic
                             link between Europe and the United States to be
                             known as FLAG Atlantic-1
   November 30, 1998,     Acquisition of NetSource Europe ASA
 Amended on January 20,
          1999

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

Date: May 17, 1999

                                 EXHIBIT INDEX

        EXHIBIT NO.                                   DESCRIPTION
        -----------                                   -----------
           10            --   Employment Agreement
           27            --   Financial Data Schedule