Form 10-Q
period 1999-06-30
GLOBAL TELESYSTEMS GROUP INC
filed 1999-08-16
CIK 946392

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                       (COMMISSION FILE NUMBER: 0-23717)

                         GLOBAL TELESYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 23, 1999, there were 170,238,692 outstanding shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements of Global TeleSystems Group, Inc
                (unaudited)...............................................     3
              Condensed Consolidated Balance Sheets as of June 30, 1999
                and December 31, 1998.....................................     3
              Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 1999 and 1998.........     4
              Condensed Consolidated Statements of Cash Flows for the
                Three and Six Months Ended June 30, 1999 and 1998.........     5
              Notes to Condensed Consolidated Financial Statements........     6
Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    12
Item 3.       Quantitative and Qualitative Disclosures About Market
                Risk......................................................    21

PART II.      OTHER INFORMATION
Item 2.       Changes in Securities and Use of Proceeds...................    22
Item 4.       Submission of Matters to a Vote of Security Holders.........    22
Item 5.       Other Information...........................................    22
Item 6.       Exhibits and Reports on Form 8-K............................    23
Signatures................................................................    24

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
Current assets
  Cash and cash equivalents.................................  $1,146,028     $  998,510
  Accounts receivable, net..................................     268,935        174,430
  Restricted cash...........................................      61,555         82,025
  Prepaid expenses..........................................      34,608         21,640
  Other assets..............................................      18,133         16,752
                                                              ----------     ----------
          Total current assets..............................   1,529,259      1,293,357
Property and equipment, net.................................     791,290        643,044
Investments in and advances to ventures.....................      55,125         50,751
Goodwill and intangible assets, net.........................   1,055,050        543,524
Restricted cash and other non-current assets................      53,527         83,926
                                                              ----------     ----------
          TOTAL ASSETS......................................  $3,484,251     $2,614,602
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................  $  325,763     $  279,509
  Related party short-term debt.............................       2,600             --
  Debt maturing within one year.............................     161,143         23,859
  Current portion of capital lease obligations..............      44,843         43,102
  Unearned revenue..........................................      61,176         36,059
  Other current liabilities.................................      21,883         28,530
                                                              ----------     ----------
          Total current liabilities.........................     617,408        411,059
  Long-term debt, less current portion......................   1,684,938      1,504,614
  Long-term portion of capital lease obligations............     261,106        218,139
  Related party long-term debt, less current portion........          --          2,600
  Unearned revenue, less current portion....................      96,571         34,093
  Taxes and other non-current liabilities...................      10,097         40,784
                                                              ----------     ----------
          TOTAL LIABILITIES.................................   2,670,120      2,211,289
Commitments and Contingencies
Minority interest...........................................       9,353         37,329
  Common stock, subject to repurchase (253,718 shares and
     576,882 shares outstanding at June 30, 1999 and
     December 31, 1998, respectively).......................      10,276         16,081
  Redeemable preferred stock, $0.0001 par value (10,000,000
     shares authorized; 100,000 shares issued and
     outstanding at June 30, 1999)..........................     502,316             --
SHAREHOLDERS' EQUITY
  Common stock, $0.10 par value (270,000,000 shares
     authorized; 171,652,852, and 161,466,744 shares issued
     and outstanding at June 30, 1999 and December 31, 1998,
     respectively)..........................................      17,165         16,147
  Additional paid-in capital................................   1,098,200        876,983
  Notes receivable, common stock............................     (10,000)            --
  Accumulated other comprehensive income/(loss).............      (4,959)           488
  Accumulated deficit.......................................    (808,220)      (543,715)
                                                              ----------     ----------
          TOTAL SHAREHOLDERS' EQUITY........................     292,186        349,903
                                                              ----------     ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $3,484,251     $2,614,602
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  --------------------   --------------------
                                                    1999        1998       1999        1998
                                                  ---------   --------   ---------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................  $ 200,335   $ 65,964   $ 371,216   $112,212
Operating expenses:
  Telecommunications services...................    113,323     45,026     215,862     78,205
  Selling, general and administrative...........     90,747     38,820     169,342     69,062
  Esprit Telecom business combination costs.....         --         --      63,714         --
  Depreciation and amortization.................     48,391     16,507      87,649     26,020
  Equity in losses/(earnings) of ventures.......      4,908     (4,215)      9,033     (7,627)
                                                  ---------   --------   ---------   --------
          Total operating expenses..............    257,369     96,138     545,600    165,660
Loss from operations............................    (57,034)   (30,174)   (174,384)   (53,448)
Other income (expense):
  Interest, net.................................    (33,392)   (15,486)    (65,940)   (28,933)
  Foreign currency losses.......................     (6,035)    (2,762)    (14,162)    (4,953)
                                                  ---------   --------   ---------   --------
                                                    (39,427)   (18,248)    (80,102)   (33,886)
                                                  ---------   --------   ---------   --------
Loss before income taxes and minority
  interest......................................    (96,461)   (48,422)   (254,486)   (87,334)
Income taxes....................................      4,213        829       7,977      1,384
                                                  ---------   --------   ---------   --------
Net loss before minority interest and
  extraordinary
  loss..........................................   (100,674)   (49,251)   (262,463)   (88,718)
Minority interest...............................     (1,623)     1,284      (2,042)     3,637
                                                  ---------   --------   ---------   --------
Net loss before extraordinary loss..............   (102,297)   (47,967)   (264,505)   (85,081)
Extraordinary loss -- debt refinancing..........         --         --          --    (12,704)
                                                  ---------   --------   ---------   --------
Net Loss........................................  $(102,297)  $(47,967)  $(264,505)  $(97,785)
                                                  =========   ========   =========   ========
Preferred dividend..............................     (7,552)        --      (7,552)        --
                                                  ---------   --------   ---------   --------
Net loss applicable to common shareholders......  $(109,849)  $(47,967)  $(272,057)  $(97,785)
                                                  =========   ========   =========   ========
Loss per common share:
  Net loss per share, before extraordinary
     loss.......................................  $   (0.66)  $  (0.34)  $   (1.65)  $  (0.65)
  Extraordinary loss per share..................         --         --          --      (0.09)
                                                  ---------   --------   ---------   --------
Net loss per share..............................  $   (0.66)  $  (0.34)  $   (1.65)  $  (0.74)
                                                  =========   ========   =========   ========
Weighted average common shares outstanding......    167,553    139,745     164,828    131,265
                                                  =========   ========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  ---------------------   ---------------------
                                                     1999        1998        1999        1998
                                                  ----------   --------   ----------   --------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss......................................  $ (102,297)  $(47,967)  $ (264,505)  $(97,785)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Extraordinary loss.........................          --         --           --     12,704
     Depreciation and amortization..............      47,379     16,914       85,406     26,120
     Amortization of discount on note payable...          --         --           --        477
     Equity in losses of ventures, net of
       dividends received.......................       4,908     (4,215)       9,033     (7,627)
     Fair value adjustment for foreign currency
       instrument...............................      10,067         --       32,836         --
     Pooling transaction costs..................     (10,585)        --       25,114         --
     Minority interest..........................       2,574     (1,284)       2,980     (3,637)
     Non-cash compensation......................          98         --          887        178
     Other......................................       3,448     (1,406)       5,486       (225)
     Changes in assets and liabilities:
       Accounts receivable......................     (54,207)   (27,277)     (97,166)   (35,702)
       Accounts payable and accrued expenses....     (15,318)    23,551       (8,338)    34,253
       Unearned revenue.........................      41,095         --       65,241         --
       Other changes in assets and
          liabilities...........................     (24,643)    14,171      (55,958)     8,169
                                                  ----------   --------   ----------   --------
          Net cash used in operating
            activities..........................     (97,481)   (27,513)    (198,984)   (63,075)
                                                  ----------   --------   ----------   --------
INVESTING ACTIVITIES
  Restricted cash...............................     (10,000)    14,457       13,976     17,209
  Investments in and advances to ventures, net
     of repayments..............................       2,234      4,565      (14,944)     6,935
  Purchases of property and equipment...........     (11,947)   (49,386)     (33,089)   (84,229)
  Acquisitions, net of cash acquired............    (346,084)  (157,307)    (346,084)  (158,360)
                                                  ----------   --------   ----------   --------
          Net cash used in investing
            activities..........................    (365,797)  (187,671)    (380,141)  (218,445)
                                                  ----------   --------   ----------   --------
FINANCING ACTIVITIES
  Proceeds from debt, net of debt issue costs...       4,469    223,550      296,954    324,893
  Repayments of debt............................     (38,884)    (6,660)     (62,571)   (98,015)
  Net proceeds from issuance of securities......     501,348      1,995      504,577    237,972
  Other.........................................          --      2,272           --      9,471
                                                  ----------   --------   ----------   --------
          Net cash provided by financing
            activities..........................     466,933    221,157      738,960    474,321
                                                  ----------   --------   ----------   --------
Effect of exchange rate changes on cash and cash
  equivalents...................................      17,379     (3,755)     (12,317)    (8,141)
                                                  ----------   --------   ----------   --------
Net increase in cash and cash equivalents.......      21,034      2,218      147,518    184,660
Cash and cash equivalents at beginning of
  period........................................   1,124,994    722,660      998,510    540,218
                                                  ----------   --------   ----------   --------
Cash and cash equivalents at end of period......  $1,146,028   $724,878   $1,146,028   $724,878
                                                  ==========   ========   ==========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Global TeleSystems Group, Inc. ("GTS" or "the Company"), is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operation of voice and data networks, international gateways, local access and cellular networks and the provision of various value-added services in Western Europe, Central Europe and the Commonwealth of Independent States ("CIS"), primarily Russia. Except as indicated, all disclosures in the financial statements and those notes pertaining to the Company's common stock reflect the two-for-one common stock split discussed below in this note.

     The financial statements of GTS included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 1999 may not be indicative of the operating results for the full year.

     Effective March 4, 1999, the Company completed its business combination with Esprit Telecom Group plc ("Esprit") which was accounted for as a pooling of interests. Accordingly, these financial statements have been restated and are presented as if the companies have been combined since inception.

     On June 16, 1999 the GTS's stockholders approved an increase in the Company's authorized common stock from 135 million to 270 million shares. In June 1999, the Company's Board of Directors approved a two-for-one split of its common stock. The stock split was effected by the distribution of a stock dividend on July 21, 1999 to holders of the Company's common stock at the close of business on July 1, 1999.

2. POLICIES AND PROCEDURES

     The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options and convertible preferred stock have been excluded from the net loss per share calculation because their effects would be anti-dilutive.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position.

3. INVESTMENTS IN FLAG ATLANTIC LIMITED

     On January 13, 1999, GTS, through a subsidiary, entered into an agreement with FLAG Telecom to form a 50/50 joint venture, to be known as FLAG Atlantic Limited, that will build and operate a transoceanic fiber optic link, known as FLAG Atlantic-1 between Europe and the United States. We are currently in the process of assigning our investment in the joint venture to Hermes Railtel, which we believe will result in a more efficient structure. The joint venture will also provide backhaul links from the European landing points of the transoceanic link to Paris and London. By interconnecting to FLAG Atlantic-1, we will be able to provide

                         GLOBAL TELESYSTEMS GROUP, INC.

carrier and Internet service provider customers with high-capacity cable access from major European cities to New York City. FLAG Atlantic Limited is expected to offer service by the end of the year 2000. The project is subject to financing, the execution of related agreements and other conditions. The Company has committed to a $100 million equity contribution and an additional purchase commitment for $150 million worth of capacity.

4. BUSINESS COMBINATIONS

     On March 4, 1999, GTS acquired substantially all of the outstanding ordinary shares and American Depository Shares of Esprit Telecom Group plc ("Esprit"). The Company accounted for this combination as a pooling of interests. Accordingly, the Company restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented.

     Esprit had a fiscal year-end of September 30. The Esprit statements of operations for the years ended September 30, 1997 and 1996 were combined with GTS's statements of operations for the calendar year ended December 31, 1997. The three months of operations of Esprit from October 1, 1997 to December 31, 1997 are not included in any of the statements of operations presented. Accordingly, an adjustment was made in the consolidated statements of shareholders' equity for 1997 to include the net income and other transactions of Esprit for the three months ended December 31, 1997. In addition, as reflected in the Company's consolidated statements of cash flows, the "Cash and cash equivalents at the beginning of the year" for 1998 of $540.2 million and "Cash and cash equivalents at the end of year," of $358.4 million for the year ended December 31, 1997, as presented in the Company's report for the year ended December 31, 1998 on Form 10-K filed with the Securities and Exchange Commission on March 23, 1998, do not agree. The $181.8 million difference reflects the cash flow activity of Esprit for the three month period ended December 31, 1997. The Company's consolidated balance sheet as of December 31, 1997 represents the audited historical Esprit balance sheet as of September 30, 1997 combined with GTS's historical balance sheet as of December 31, 1997.

     On April 26, 1999, GTS acquired a majority stake in Omnicom, a French company, and assumed operational control. On April 27, 1999, GTS initiated a 10-day tender offer for the remaining shares of Omnicom and as of May 12, 1999, GTS had acquired 98.9 percent of the fully diluted capital and voting rights of Omnicom. Total consideration for the Omnicom shares consisted of approximately $320 million in cash and 3,700,994 shares of the Company's common stock. The excess of the purchase price over the fair value of assets acquired has been preliminarily calculated at approximately $440.2 million and was allocated to goodwill which is being amortized over its 15 year life.

     On May 25, 1999, the Company purchased the remaining 25% minority interest in Ebone A/S ("Ebone") from the Ebone Holding Association ("EHA") for a purchase price of Euro 35 million. The purchase price was comprised of cash of Euro 15 million and the issuance to EHA of capacity rights on the Hermes Railtel network valued at Euro 20 million (the "Rights"). The excess of the purchase price over the fair value of the assets acquired of $9.2 million was allocated to goodwill and is being amortized over five years.

     In June 1999, GTS increased its ownership of Hermes Railtel to 95.4% percent by acquiring the remaining shares held by NMBS/SNCB (the Belgian Railway). We issued 2,150,380 shares of our common stock in exchange for their interest in Hermes Railtel. The excess of the purchase price paid over the incremental fair value of assets acquired has been preliminarily calculated at approximately $90.3 million and is being amortized over it's ten-year life.

                         GLOBAL TELESYSTEMS GROUP, INC.

5. RELATED PARTY TRANSACTIONS

     The Company has entered into a subscription agreement (the "Subscription Agreement") dated as of April 6, 1999 with H. Brian Thompson, its Chairman and Chief Executive Officer, in connection with Mr. Thompson's employment agreement with the Company. The Subscription Agreement provides that Mr. Thompson purchase $20 million of the Company's common stock valued at $54.34375 per share, or a total of 368,028 shares (the share numbers and purchase price per share discussed in this note do not reflect the two-for-one stock split covered in
Note 1). The Subscription Agreement provides further that Mr. Thompson pay for 184,014 of these shares in cash and for 184,014 of these shares using the proceeds of a loan from the Company. These arrangements were consummated in June 1999. In connection with the loan, Mr. Thompson has delivered a secured promissory note to the Company which bears interest at the Federal Mid-Term Rate and which has a maturity of six years. The shares were sold to Mr. Thompson pursuant to the private placement exemption from registration under the Securities Act of 1933, however, on July 20, 1999 the company filed a Form S-3 registration statement in order to register these securities.

6. DEBT AND OTHER OBLIGATIONS

     In January 1999, our subsidiary Hermes Railtel issued, through a private placement, aggregate principal amount $200 million of senior notes due January 15, 2009 (the "Dollar Notes") and Euro 85 million (approximately $100 million) of senior notes due January 15, 2006 (the "Euro Notes" and together with the Dollar Notes, the "New Senior Notes"). The New Senior Notes are general unsecured obligations of Hermes Railtel, with interest payable semiannually at a rate of 10.375%. Net proceeds from the issuance of the New Senior Notes were approximately $289.3 million, Hermes Railtel filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the New Senior Notes, for the New Senior Notes, which became effective in February 1999. The exchange of registered notes for the New Senior Notes was completed on March 24, 1999.

     In April 1999, the Company issued, for gross proceeds of $500 million in a private placement, ten million Depositary Shares, each representing 1/100th of a share of a new series of 7.25% cumulative convertible preferred stock. Net proceeds of this offering were $485 million, excluding certain transaction costs. Holders of the Depositary Shares will be entitled to a quarterly cash payment of $0.90625 per Depositary Share (or 7 1/4% per year per depositary share) payable on March 15, June 15, September 15 and December 15 of each year commencing on June 15, 1999. Each Depositary Share will have a liquidation preference of $50 per share and will be convertible into GTS common stock at $34.50 per GTS common share. The Company filed an S-3 registration statement with the Securities and Exchange Commission to register the Depositary Shares, the preferred shares and the common shares into which the Depositary Shares are convertible. The Securities and Exchange Commission declared that registration statement effective on June 7, 1999.

     As of June 30, 1999, certain of GTS's subsidiaries have outstanding balances on their lines of credit, which are 100 percent collateralized by cash that GTS has specifically set aside as restricted for these lines. The Company has, for financial statement presentation purposes, reclassified its' restricted cash, related to these lines of credit, in order to offset the outstanding balances on these credit lines.

7. CAPITAL LEASE OBLIGATIONS

     During the six months ended June 30, 1999, the Company entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $42.1 million. The commitments have expected lease terms of ten to eighteen years.

                         GLOBAL TELESYSTEMS GROUP, INC.

8. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the Company:

                                                             THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                               JUNE 30,        JUNE 30,
                                                                 1999            1999
                                                             -------------    -----------
                                                                    (IN THOUSANDS)
Capitalization of leases...................................    $ 48,221        $ 96,348
Acquisition of Hermes......................................      84,590          84,590
Acquisition of Omnicom.....................................     106,872         106,872
Acquisition of minority interest in Ebone..................      21,423          21,423
Acquisition of capacity....................................      31,244          31,244

9. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for GTS for the three and six months ended June 30, 1999 and 1998:

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                      ---------------------    ----------------------
                                        1999         1998        1999         1998
                                      ---------    --------    ---------    ---------
                                                      (IN THOUSANDS)
Net loss............................  $(102,297)   $(47,967)   $(264,505)   $ (97,785)
Other comprehensive income (loss)...
  Preferred Dividends...............     (7,552)         --       (7,552)          --
  Foreign currency translation
     adjustments....................      1,626      (1,163)      (5,447)      (3,063)
                                      ---------    --------    ---------    ---------
  Comprehensive loss................  $(108,223)   $(49,130)   $(277,504)   $(100,848)
                                      =========    ========    =========    =========

10. SEGMENT INFORMATION

     The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, or SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segment and related disclosures about its products, services, geographic areas and major customers.

     When we adopted SFAS No. 131, we disclosed in our annual audited financial statements for the fiscal year ended December 31, 1998 that we operate in five segments within the telecommunications industry. Further we disclosed that the telecommunications industry consists of a wide range of telecommunications services to international business customers, including long distance voice and data services and electronic messaging services.

     During the second quarter of 1999, the Company's management shifted its operational focus to reflect our current organizational structure, in that, we currently operate in four reportable segments: Western Europe, Central Europe, CIS and Corporate Office & Other. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to geographic dispersion of their operations and the unique regulatory environments in which they operate.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The Company's chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                                  CORPORATE
                                 WESTERN                CENTRAL   OFFICE &
                                  EUROPE       CIS      EUROPE      OTHER       TOTAL
                                ----------   --------   -------   ---------   ----------
                                                     (IN THOUSANDS)
Three Months Ended June 30, 1999
  Total revenue...............  $  171,758   $ 23,154   $ 6,689   $ (1,266)   $  200,335
  Total assets................   2,319,999    197,025    45,485    921,742     3,484,251
Three Months Ended June 30, 1998
  Total revenue...............  $   46,546   $ 14,587   $ 4,301   $    530    $   65,964
  Total assets................   1,225,729    130,319    25,430    391,918     1,773,396
Six Months Ended June 30, 1999
  Total revenue...............  $  311,960   $ 47,340   $12,588   $   (672)   $  371,216
  Total assets................   2,319,999    197,025    45,485    921,742     3,484,251
Six Months Ended June 30, 1998
  Total revenue...............  $   74,683   $ 28,344   $ 8,205   $    980    $  112,212
  Total assets................   1,225,729    130,319    25,430    391,918     1,773,396

11. SUBSEQUENT EVENTS

     On July 14, 1999, Golden Telecom, Inc. ("Golden Telecom"), a wholly owned subsidiary of Global TeleSystems Group, Inc. filed a registration statement for the initial public offering of Golden Telecom's common stock. Golden Telecom was formed to hold GTS's interest in the businesses it owns and operates in Russia and the CIS. As of the date of this filing, the registration statement has not yet been declared effective. Golden Telecom, through subsidiaries, is a facilities-based provider of integrated telecommunications services in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia, Ukraine and other countries of the CIS. Specifically, these businesses, including Sovintel, Sovam Teleport, TeleCommunications of Moscow and TeleRoss, provide customers with CLEC, broadband data and Internet services, including Russia On-Line, the first Russian-language Internet service. The Company will contribute its interests in such businesses to Golden Telecom prior to consummation of the initial public offering. GTS expects that it will continue to hold a majority interest in Golden Telecom following consummation of the initial public offering.

     There is currently a high level of political and economic instability and uncertainty in the Russian Federation. As a result of the financial crisis in August 1998, financial markets were subject to significant downward adjustments. The national currency was severely devalued during the crisis and continued to deteriorate through the end of the year. The Russian banking system suffered significant liquidity problems, and several large Russian banking institutions stopped operations and/or experienced significant losses.

     In the telecommunications industry, the impact of the financial crisis has been more severe in the regions of Russia outside of Moscow and in the cellular business generally. The average monthly service revenue per subscriber and minutes of use in the Company's cellular businesses, which are all regionally-based, have declined significantly both since August 1998 for all of the Company's cellular businesses and continued during 1999 for certain of its cellular businesses. Accordingly, management has begun evaluating and assessing these conditions as they exist in the regional cellular businesses to determine the nature and scope of any actions it may consequently take. This may include curtailing or abandoning certain businesses or other actions. As part of the reorganization and transfer of ownership rights of CIS entities to Golden Telecom, management will complete a full evaluation of all such properties. However, this evaluation and assessment is not completed or near completion and, accordingly, no decisions have been taken by management. When

                         GLOBAL TELESYSTEMS GROUP, INC.

completed, the Company and Golden Telecom may incur additional liabilities or adjust the carrying value of certain assets or both and such amounts may be material to the respective financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 1999 and 1998. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

OVERVIEW

     We are a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Western and Central Europe. We also provide telecommunications services in Russia and the Commonwealth of Independent States (CIS).

     From our inception until 1998, we focused on (1) providing telecommunications services in emerging markets, particularly in Russia and (2) establishing and developing Hermes Europe Railtel B.V. ("Hermes Railtel"), a venture designed to provide a high speed transmission network across national borders in Western Europe. We intended to capitalize on the rapidly growing demand for telecommunications services in countries emerging from totalitarian rule and state-controlled economies. In addition, in Western Europe, growing liberalization of regulations governing the provision of telecommunications services has resulted in a proliferation of new competitors to the incumbent public telecommunications operators. At the same time, with the trend toward the increasing globalization of business, there has been substantial growth in demand for high-quality voice and data telecommunications. We perceived a need for a fast, efficient and lower cost cross-border network that would carry the traffic of established public telecommunications operators and other carriers. Since we began operating our Hermes Railtel network in late 1996, the demand for its services has validated our decision to build and develop such a network.

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

     As part of our business strategy, we expect to continue to expand through additional significant acquisitions and by entering into additional joint ventures and other cooperative business relationships. As part of our business strategy, we expect to make significant acquisitions in the future. We believe that additional attractive acquisition opportunities currently exist in Western and Central Europe and in the United States and are continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to our operations and financial condition. Such acquisitions may not be successfully integrated or result in projected benefits. We may not be able to raise the additional capital necessary to fund such acquisitions and may have to divert resources from other areas.

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

     The following table sets forth our statement of operations as a percentage of revenues:

                                                      THREE MONTHS       SIX MONTHS
                                                         ENDED             ENDED
                                                        JUNE 30,          JUNE 30,
                                                     --------------    --------------
                                                     1999     1998     1999     1998
                                                     -----    -----    -----    -----
Revenues...........................................  100.0%   100.0%   100.0%   100.0%
Telecommunications services........................   56.6     68.2     58.2     69.7
Selling, general and administrative................   45.3     58.9     45.6     61.5
Esprit Telecom business combination costs..........     --       --     17.2       --
Depreciation and amortization......................   24.2     25.0     23.6     23.2
Equity in losses of ventures.......................    2.4     (6.4)     2.4     (6.8)
                                                     -----    -----    -----    -----
Loss from operations...............................  (28.5)   (45.7)   (47.0)   (47.6)
Interest, net......................................  (16.7)   (23.5)   (17.8)   (25.8)
Foreign currency losses............................   (3.0)    (4.2)    (3.8)    (4.4)
                                                     -----    -----    -----    -----
Net loss before income taxes, minority interest and
  extraordinary loss...............................  (48.2)   (73.4)   (68.6)   (77.8)
Income taxes.......................................    2.1      1.2      2.1      1.2
Net loss before minority interest and extraordinary
  loss.............................................  (50.3)   (74.6)   (70.7)   (79.0)
Minority interest..................................   (0.8)     1.9     (0.6)     3.2
                                                     -----    -----    -----    -----
Net loss before extraordinary loss.................  (51.1)   (72.7)   (71.3)   (75.8)
Extraordinary loss -- debt refinancing.............     --       --       --    (11.3)
                                                     -----    -----    -----    -----
Net loss...........................................  (51.1)%  (72.7)%  (71.3)%  (87.1)%
                                                     =====    =====    =====    =====
Preferred dividend.................................   (3.8)      --     (2.0)      --
                                                     =====    =====    =====    =====
Net loss applicable to common shareholders.........  (54.9)%  (72.7)%  (73.3)%  (87.1)%
                                                     =====    =====    =====    =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

     Revenue. Our consolidated revenue increased to $200.3 million for the three months ended June 30, 1999 as compared to $66.0 million for the three months ended June 30, 1998. Significant components of revenue for the three months ended June 30, 1999 were Western Europe ($171.8 million), Central Europe ($6.7 million) and CIS ($23.2 million). Revenue for the three months ended June 30, 1998 was primarily comprised of Western Europe ($46.5 million), CIS ($14.6 million) and Central Europe ($4.3 million). The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations. Our reported revenues in our Western Europe business segment would have been 10-12% higher in the second quarter of 1999 had the Euro and other European currencies not weakened against the US Dollar during this period. An additional contributor to the revenue growth in the second quarter of 1999 for the CIS business segment was that we followed the consolidation method of accounting for certain business ventures, whereas in the first half of 1998, these business ventures were accounted for following the equity method of accounting.

     Telecommunications Services. Our costs associated with providing telecommunications services for the three months ended June 30, 1999 increased to $113.3 million or 56.6% of revenues as compared to $45.0 million or 68.2% of revenues for the three months ended June 30, 1998. The decrease in telecommunication services as a percentage of revenues in the second quarter of 1999 is attributable to the growth in our customer revenue offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. Although telecommunications services costs as a percentage of revenue have decreased, we are incurring substantial costs related to the implementation of our business strategy.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 1999 increased to $90.7 million or 45.3% of revenues as compared to $38.8 million or 58.9% of revenues for the three months ended June 30, 1998. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base. We expect to establish sales offices in additional European cities, which involves incurring substantial start-up costs. Accordingly, our consolidated results of operations will fluctuate depending on the timing of our expansion strategy. Further, during a period of rapid expansion, as we are currently experiencing in both our base business and our CLEC initiative, selling, general and administrative expenses will be relatively higher than during more stable periods of growth.

     Depreciation and Amortization. Depreciation and amortization increased to $48.4 million for the three months ended June 30, 1999 as compared to $16.5 million for the three months ended June 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with goodwill that has arisen from our acquisition activities.

     Losses in Ventures. We recognized losses in our investments in non-consolidated ventures of $4.9 million for the three months ended June 30, 1999 as compared to income of $4.2 million for the three months ended June 30, 1998. Included in these losses/income was our ownership share of losses of $2.8 million and earnings of $4.1 million for the three months ended June 30, 1999 and 1998, respectively.

     Interest, net. Interest increased to approximately ($33.4) million for the three months ended June 30, 1999 from ($15.5) million in the three months ended June 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the second quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

     Foreign Currency Loss. We recognized foreign currency losses of $6.0 million in the three months ended June 30, 1999 as compared to $2.8 million in the three months ended June 30, 1998. Our foreign currency losses are primarily attributable to the Company's US dollar denominated debt obligations at certain subsidiaries in Western Europe.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     Revenue. Our consolidated revenue increased to $371.2 million for the six months ended June 30, 1999 as compared to $112.2 million for the six months ended June 30, 1998. Significant components of revenue for the six months ended June 30, 1999 were Western Europe ($312.0 million), Central Europe ($12.6 million) and CIS ($47.3 million). Revenue for the six months ended June 30, 1998 was primarily comprised of Western Europe ($74.7 million), CIS ($28.3 million) and Central Europe ($8.2 million). The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations. Our reported revenues in our Western Europe business segment would have been 8-10% higher in the six months ended June 30, 1999 had the Euro and other European currencies not weakened against the US Dollar during this period. An additional contributor to the revenue growth in the first half of 1999 for the CIS business segment was that we followed the consolidation method of accounting for certain business ventures, whereas in the first half of 1998, these business ventures were accounted for following the equity method of accounting.

     Telecommunications Services. Our costs associated with providing telecommunications services in 1999 increased to $215.9 million or 58.2% of revenues for the six months ended June 30, 1999, as compared to $78.2 million or 69.7% of revenues for the six months ended June 30, 1998. The decrease in telecommunication services as a percentage of revenues in 1999 is attributable to the growth in our customer revenue offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. Although telecommunications services costs as a percentage of revenue have decreased, we are incurring substantial costs related to the implementation of our business strategy.

     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 1999 increased to $169.3 million or 45.6% of revenues as compared to $69.1 million or 61.5% of revenues for the six months ended June 30, 1998. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base. We expect to establish sales offices in additional European cities, which involves incurring substantial start-up costs. Accordingly, our consolidated results of operations will fluctuate depending on the timing of our expansion strategy. Further, during a period of rapid expansion, as we are currently experiencing in both our base business and our CLEC initiative, selling, general and administrative expenses will be relatively higher than during more stable periods of growth.

     Esprit Telecom Combination Costs. In connection with our business combination with Esprit Telecom, we recognized a $63.7 million, or 17.2% of revenue for the six months ended June 30, 1999 charge to earnings for transaction and integration costs. This charge is comprised of transaction costs related to the acquisition, including investment banking, advisory, debt restructuring, legal, accounting, printing and employee-related expenses and the accrual for fiber lease cancellation costs, write-off of excess equipment and costs associated with re-deploying switches.

     Depreciation and Amortization. Depreciation and amortization increased to $87.6 million for the six months ended June 30, 1999 as compared to $26.0 million for the six months ended June 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with goodwill that has arisen from our acquisition activities.

     Losses in Ventures. We recognized losses in our investments in non-consolidated ventures of $9.0 million for the six months ended June 30, 1999 as compared to income of $7.6 million of the six months ended June 30, 1998. Included in these losses/income was our ownership share of losses of $4.7 million for the six months ended June 30, 1999. For the six months ended June 30, 1998, excess losses recognized were minimal.

     Interest, net. Interest increased to approximately ($65.9) million in the six months ended June 30, 1999 from ($28.9) million in the six months ended June 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the second quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

     Foreign Currency Loss. We recognized foreign currency losses of $14.2 million in the six months ended June 30, 1999 as compared to $5.0 million in the six months ended June 30, 1998. Our foreign currency losses are primarily attributable to the Company's US dollar denominated debt obligations at certain subsidiaries in Western Europe.

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

     Historically, we have raised capital through a combination of public and private offerings of equity and debt securities. We have received cash proceeds of $504.6 million, $370.1 million, $89.8 million and $141.7 million during the first six months of 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively, net of placement costs, associated with the issuance of our common and preferred stock in connection with these offerings, including issuance of warrants and the exercise of stock options. In addition, the Company received $289.3 million, $812.0 million, $714.8 million and $60.0 million in gross proceeds during the first six months of 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively, for a total of approximately $1.9 billion under various debt securities that were issued by Hermes Railtel, Esprit Telecom and ourselves.

     We believe that our existing cash balances and cash flow received from certain operating ventures will be sufficient to fund our currently anticipated capital needs over at least the next 12 months. However, with acquisitions as a strategic initiative of our business strategy, it is possible that we will seek additional financing in the future. Additionally, as our business strategy evolves, we continuously evaluate the optimal capital structure to ensure that it meets our overall corporate strategy.

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

WESTERN EUROPE REGION -- SIGNIFICANT DEVELOPMENT ACTIVITIES

     Development of Hermes Railtel's fiber optic network has been capital intensive. We have spent approximately $234 million in cash on network capital expenditures through June 30, 1999 and we expect to incur an additional $556 million through 2000 in order to complete the build-out of the network and enhance its capacity through the implementation of dense wave division multiplexing technology. In addition, as of June 30, 1999, $315 million has been capitalized in connection with long-term fiber lease arrangements and an additional $109 million is expected to be capitalized through 2000 in order to complete the build-out of the network.

     We are participating in the construction and operation of the FLAG Atlantic-1 transoceanic cable through our 50% interest in the FLAG Atlantic Limited joint venture. We are currently in the process of assigning our investment in the joint venture to Hermes Railtel, which we believe will result in a more efficient structure. The terms of the joint venture require that we
(1) invest $100 million for our interest in the venture and (2) purchase capacity on the cable for $150 million.

     In January 1999, Hermes Railtel issued $200 million aggregate principal amount of 10.375% senior notes due 2009 and Euro 85 million (approximately $100 million) aggregate principal amount of 10.375% senior notes due 2006. These new senior notes have substantially the same terms as the notes Hermes Railtel issued in 1997. We believe that the net proceeds from the Hermes Railtel debt securities, combined with projected internally generated funds, should be sufficient to fund expected capital expenditures as well as payments on the long-term fiber lease arrangements as well as all FLAG Atlantic Limited requirements. However, the actual amount and timing of our future requirements may differ materially from our estimates. In addition, we are currently exploring the possibility of including local access assets and operations as part of our network. Any failure to obtain necessary financing may require us to delay or abandon our plans for deploying the remainder of the network.

     We plan to provide local access services through competitive local exchange carrier ("CLEC") operations in up to 12 major European cities by the end of 2001. We plan to develop our infrastructure by constructing, purchasing or leasing fiber optic networks, developing microwave transmission networks or through acquisition or partnership. We project that approximately $250 million will be required through the end of 2000 to implement these networks. We expect to be able to fund these expenditures through a combination of cash on hand and equity and debt financings.

     We cannot estimate with any degree of certainty the amount and timing of these future capital requirements or other cash requirements for the implementation of our CLEC business initiative. These expenditures will be dependent on many factors, including the rate at which we deploy our CLEC networks, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including competitive conditions, regulatory developments and capital costs. We expect that we will have significant operating and net losses and will record significant net cash outflow, before financing, in coming years in connection with our CLEC business initiative. We cannot assure you that we will be able to fund the $250 million in projected expenditures or any additional expenditures or that our CLEC business operations will achieve or sustain profitability or positive cash flow in the future.

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $1,146.0 million and $998.5 million as of June 30, 1999 and December 31, 1998, respectively. We had restricted cash of $96.1 million and $143.4 million as of June 30, 1999 and December 31, 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

     In the three and six months ended June 30, 1999 we used cash of $97.5 million and $199.0 million respectively, for our operating activities compared to $27.5 million and $63.1 million, respectively, used in the comparable periods of 1998. The significant increase in cash spending for our operations in the quarter ended June 30, 1999 as compared to 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also used cash of $365.8 million and $380.1 million for our investing activities in the three and six months ended June 30, 1999 and $187.7 million and $218.4 million for the three and six months ended June 30, 1998, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

     Substantially all of our operations are outside the United States and therefore our consolidated financial results are subject to fluctuations in currency exchange rates. Our operations transact their business in the following significant currencies: Deutschmark, French Franc, British Pound Sterling, Belgian Franc, Dutch Guilder, the Russian Ruble, and, effective January 1, 1999, the Euro. For those operating companies that transact their business in currencies that are not readily convertible, we attempt to minimize our exposure by indexing our invoices and collections to the applicable dollar/foreign currency exchange rate to the extent our costs (including interest expense, capital expenditures and equity) are incurred in US Dollars. Although we are attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, we have experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the US Dollar. Furthermore, certain of our operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the US Dollar. We may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. We are currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. Our ability to hedge our exposure is limited since certain of our operations are located in countries whose currencies are not easily convertible. Financial hedge instruments for these countries are nonexistent or limited and also pricing of these instruments is often volatile and not always efficient. We designed and implemented reporting processes to monitor the potential exposure on an ongoing basis beginning in 1998. We will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

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

     Assessment of Third Party Compliance. As noted above, we have also undertaken our Year 2000 compliance program to assess and monitor the progress of third party vendors in resolving Year 2000 issues. We have obtained confirmations, wherever possible, from our primary telecommunication vendors, business partners and hardware and software vendors as to what plans, if any, are being developed or are already in place to address their ability to process transactions related to the Year 2000 transition. The British Standards Institute (BSI) defines these transition dates. We have received statements of intended compliance as of mid-1999 from the majority of vendors contacted.

     Remediation, Prevention and Testing Phases. Based on those resources identified in the assessment phase, we developed a detailed plan in the fourth quarter of 1998, which directed the remediation and testing phases. All critical components were in testing by June 30, 1999. We expect that all critical components will be Y2K compliant by September 30, 1999. Finally, we expect that all non-critical components will be tested by December 1, 1999.

     Business Continuity, Contingency Planning and Y2K Crisis Command Center. We have identified and remediated the high risk and high impact items in support of business continuity. We believe that we are prepared through our contingency plans to respond to Y2K transition problems for our subsidiaries, whether external or internal. This process will be directed by our Y2K Command Center which is being established in London to execute planned responses to identified Y2K transition problem scenarios.

     Our Worst Case Scenario. Our worst case scenario would be the failure of our telecommunications equipment, power providers and/or interfaces with other telecommunication vendors and either or both of the following:

     - a loss of interconnect capacity from one or more major suppliers of transmission capacity; and

     - our inability to record, track or invoice billable minutes which could ultimately cause us to temporarily stop carrying traffic.

     These cases would create business interruption at some of our operations and would adversely affect our revenues. For example, the Moscow power authorities have publicly stated that they do not intend to address Year 2000 issues until problems arise. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, we currently have diesel generators at certain of our major sites. Based on our assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

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

     Our subsidiary, Hermes Railtel, entered into a foreign currency swap agreement in 1998 in order to mitigate its exposure on US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on its foreign exchange exposure.

     The following are the significant changes since December 31, 1998:

     - In January 1999, Hermes Railtel, a subsidiary of the Company, issued $200 million 10.375% senior notes due January 15, 2009 which exposes Hermes Railtel to interest and foreign exchange rates, and the issuance of Euro 85 million 10.375% senior notes due January 15, 2006 which exposes Hermes Railtel to changes in interest rates.

     - In April 1999, we issued $500 million of depositary shares representing a new series of 7 1/4% cumulative convertible preferred stock in a private offering. We have filed a registration statement covering these securities with the Securities and Exchange Commission under the Securities Act of 1933. The issuance of these equity securities exposes us to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

c) The Company has entered into a subscription agreement (the "Subscription Agreement") dated as of April 6, 1999 with H. Brian Thompson, its Chairman and Chief Executive Officer in connection with Mr. Thompson's employment agreement with the Company. The Subscription Agreement provides that Mr. Thompson purchase $20 million of the Company's common stock valued at $54.34375 per share, or a total of 368,028 shares (the share numbers and purchase price per share discussed in this paragraph do not reflect the two-for-one stock split effective on July 21, 1999). The Subscription Agreement provides further that Mr. Thompson pay for 184,014 of these shares in cash and for 184,014 of these shares using the proceeds of a loan from the Company. These arrangements were consummated in June 1999. In connection with the loan, Mr. Thompson has delivered a secured promissory note to the Company which bears interest at the Federal Mid-Term Rate and which has a maturity of six years. The shares were sold to Mr. Thompson pursuant to private placement exemption from registration under the Securities Act of 1933, however, on July 20, 1999 the Company filed a Form S-3 registration statement in order to register these securities.

d) In April 1999, we issued for cash, pursuant to exemptions from registration under the Securities Act of 1933 (the "Securities Act"), 10 million depositary shares, each representing 1/100 of a new series of 7.25% cumulative convertible preferred stock. The underwriters for the sale were Merrill Lynch & Co.; Donaldson, Lufkin & Jenrette; Bear, Stearns & Co., Inc.; BT Alex. Brown; Lehman Brothers. Gross proceeds for the sale of the depositary shares were $500 million. The underwriters' discount was $15 million. We received net proceeds, before other expenses associated with the sale, of $485 million. We sold the depositary shares pursuant to Rule 144A under the Securities Act. The Company filed an S-3 registration statement with the Securities and Exchange Commission to register the Depositary Shares, the preferred shares and the common shares into which the Depositary Shares are convertible. The Securities and Exchange Commission declared that registration statement effective on June 7, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 16, 1999, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of May 7, 1999. Each of the Company's four nominees for election to its Board of Directors was elected to a term ending at the Company's annual meeting of shareholders to be held in 2002. Three additional proposals were submitted to shareholders for approval and were approved. The votes cast on each such proposal were as follows:

          (1) Approval of the increase in the Company's authorized common stock from 135 million to 270 million shares- FOR 60,750,785 shares; AGAINST 348,045 shares; ABSTAIN 5,583 shares

          (2) Approval of the Company's executive compensation plan- FOR 60,878,691 shares; AGAINST 104,041 shares; ABSTAIN 121,681 shares

          (3) Ratification of selection of Ernst & Young, LLP as the Company's independent auditors for 1999- FOR 61,096,036 shares; AGAINST 2,925 shares; ABSTAIN 5,452 shares

     The share tabulations referenced above do not reflect the two-for-one stock split effective July 21, 1999.

ITEM 5. OTHER INFORMATION

     See Note 11 to the Company's unaudited Condensed, Consolidated Financial Statements included in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

          DESIGNATION                              DESCRIPTION
          -----------                              -----------
                27                          -- Financial Data Schedule

     B. Reports on Form 8-K

         DATE OF REPORT                         SUBJECT OF REPORT
         --------------                         -----------------
         April 14, 1999    Agreement to acquire 52% of the outstanding shares of
                              Omnicom, a French corporation.

                           The April 19, 1999 offering of 10 million depository shares, each representing 1/100 of a share of 7.25% cumulative
                              convertible preferred stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBAL TELESYSTEMS GROUP, INC.
                                          (Registrant)

                                          By:    /s/ WILLIAM H. SEIPPEL
                                            ------------------------------------
                                              Name: William H. Seippel
                                            Title:   Executive Vice President
                                            and
                                                Chief Financial Officer
                                            (Principal
                                                Financial and Accounting
                                            Officer)
Date: August 13, 1999

                               INDEX TO EXHIBITS

            EXHIBIT
              NO.                                        DESCRIPTION
            -------                                      -----------
            Ex. 27               -- Financial Data Schedule