Form 10-Q
period 1999-09-30
GLOBAL TELESYSTEMS GROUP INC
filed 1999-11-09
CIK 946392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             4121 WILSON BOULEVARD
                                   8TH FLOOR
                           ARLINGTON, VIRGINIA 22203
                    (Address of principal executive office)

                                 (703) 236-3100
              (Registrant's telephone number, including area code)

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

     At October 22, 1999, there were 180,098,665 outstanding shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION
Item 1     Financial Statements of Global TeleSystems Group, Inc
             (unaudited) Condensed Consolidated Balance Sheets as of
             September 30, 1999 and December 31, 1998..................     3
           Condensed Consolidated Statements of Operations for the
             Three and Nine months Ended September 30, 1999 and 1998...     4
           Condensed Consolidated Statements of Cash Flows for the Nine
             months Ended September 30, 1999 and 1998..................     5
           Notes to Condensed Consolidated Financial Statements........     6
Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    12
Item 3     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    21
PART II.   OTHER INFORMATION
Item 5     Other Information...........................................    21
Item 6     Exhibits and Reports on Form 8-K............................    24
Signatures.............................................................    26

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                   1999               1998
                                                              --------------      -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
CURRENT ASSETS
  Cash and cash equivalents.................................    $  979,933         $  998,510
  Restricted cash...........................................        41,576             82,025
  Accounts receivable, net..................................       289,421            174,430
  Prepaid expenses and other assets.........................       142,011             38,392
                                                                ----------         ----------
         TOTAL CURRENT ASSETS...............................     1,452,941          1,293,357
Property and equipment, net.................................       905,683            643,044
Goodwill and intangible assets, net.........................     1,055,427            543,524
Investments in and advances to ventures.....................        68,627             50,751
Restricted cash and other non-current assets................        48,170             83,926
                                                                ----------         ----------
         TOTAL ASSETS.......................................    $3,530,848         $2,614,602
                                                                ==========         ==========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................    $  399,653         $  279,509
  Current portion of debt and capital lease obligations.....       184,298             66,961
  Unearned revenue and other current liabilities............        80,058             64,589
                                                                ----------         ----------
         TOTAL CURRENT LIABILITIES..........................       664,009            411,059
Long-term debt and capital lease obligations................     1,972,037          1,725,353
Unearned revenue............................................       101,060             34,093
Taxes and other non-current liabilities.....................        10,613             40,784
                                                                ----------         ----------
         TOTAL LIABILITIES..................................     2,747,719          2,211,289
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................       101,981             37,329
Common stock, subject to repurchase (576,882 shares
  outstanding at December 31, 1998).........................            --             16,081
Redeemable preferred stock, $0.0001 par value (10,000,000
  shares authorized; 100,000 shares issued and outstanding
  at September 30, 1999)....................................       502,316                 --
SHAREHOLDERS' EQUITY
Common stock, $0.10 par value (270,000,000 shares
  authorized; 174,345,621 and 161,466,744 shares issued and
  outstanding at September 30, 1999 and December 31, 1998,
  respectively).............................................        17,435             16,147
Additional paid-in capital..................................     1,107,982            876,983
Notes receivable, common stock..............................       (10,265)                --
Accumulated other comprehensive income/(loss)...............       (15,215)               488
Accumulated deficit.........................................      (921,105)          (543,715)
                                                                ----------         ----------
         TOTAL SHAREHOLDERS' EQUITY.........................       178,832            349,903
                                                                ----------         ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........    $3,530,848         $2,614,602
                                                                ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------   ---------------------
                                                    1999        1998       1999        1998
                                                  ---------   --------   ---------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................  $ 227,921   $118,335   $ 599,137   $ 230,547
Operating expenses:
  Access and network services...................    140,226     72,948     356,088     151,153
  Selling, general and administrative...........     95,907     57,467     265,249     126,529
  Depreciation and amortization.................     59,133     24,811     146,782      50,831
  Merger and restructuring costs................     19,829         --      83,543          --
                                                  ---------   --------   ---------   ---------
Total operating expenses........................    315,095    155,226     851,662     328,513
Loss from operations............................    (87,174)   (36,891)   (252,525)    (97,966)
Other income (expense):
  Interest, net.................................    (31,637)   (14,199)    (97,577)    (43,132)
  Foreign currency gains/(losses)...............     12,597     (8,460)     (1,565)    (13,413)
  Other (expenses)/income.......................     (4,016)    (3,376)    (15,091)      7,888
                                                  ---------   --------   ---------   ---------
                                                    (23,056)   (26,035)   (114,233)    (48,657)
                                                  ---------   --------   ---------   ---------
Loss before income taxes and extraordinary
  loss..........................................   (110,230)   (62,926)   (366,758)   (146,623)
Income taxes....................................      2,655        770      10,632       2,154
                                                  ---------   --------   ---------   ---------
Net loss before extraordinary loss..............   (112,885)   (63,696)   (377,390)   (148,777)
Extraordinary loss -- debt refinancing..........         --         --          --     (12,704)
                                                  ---------   --------   ---------   ---------
Net Loss........................................  $(112,885)  $(63,696)  $(377,390)  $(161,481)
                                                  ---------   --------   ---------   ---------
Preferred dividend..............................     (9,063)        --     (16,615)         --
                                                  ---------   --------   ---------   ---------
Net loss applicable to common shareholders......  $(121,948)  $(63,696)  $(394,005)  $(161,481)
                                                  =========   ========   =========   =========
Loss per common share:
  Net loss per share, before extraordinary
     loss.......................................  $   (0.70)  $  (0.42)  $   (2.35)  $   (1.08)
  Extraordinary loss per share..................         --         --          --       (0.09)
                                                  ---------   --------   ---------   ---------
Net loss per share..............................  $   (0.70)  $  (0.42)  $   (2.35)  $   (1.17)
                                                  =========   ========   =========   =========
Weighted average common shares outstanding......    173,610    152,142     167,756     138,348
                                                  =========   ========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $(377,390)  $ (161,481)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
  Depreciation and amortization.............................    146,137       59,453
  Other operating activities................................     43,506       34,375
  Changes in assets and liabilities:
     Accounts receivable....................................   (123,607)     (76,153)
     Accounts payable and accrued expenses..................     50,913      100,943
     Unearned revenue.......................................     97,682           --
     Other changes in assets and liabilities................    (40,550)      23,846
                                                              ---------   ----------
          NET CASH USED IN OPERATING ACTIVITIES.............   (203,309)     (19,017)
                                                              ---------   ----------
INVESTING ACTIVITIES
  Acquisitions, goodwill and other intangibles..............   (332,263)    (212,936)
  Purchases of property and equipment.......................   (221,468)    (184,379)
  Investments in and advances to ventures, net of
     repayments.............................................    (31,692)      15,055
  Restricted cash and other investing activities............     30,864       25,893
                                                              ---------   ----------
          NET CASH USED IN INVESTING ACTIVITIES.............   (554,559)    (356,367)
                                                              ---------   ----------
FINANCING ACTIVITIES
  Net proceeds from issuance of equity securities...........    507,342      362,729
  Proceeds from debt, net of debt issue costs...............    292,287      791,602
  Repayments of debt........................................    (68,083)    (104,028)
  Other financing activities................................         --        9,473
                                                              ---------   ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    731,546    1,059,776
                                                              ---------   ----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      7,745        1,687
                                                              ---------   ----------
Net (decrease) increase in cash and cash equivalents........    (18,577)     686,079
Cash and cash equivalents at beginning of period............    998,510      538,593
                                                              ---------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 979,933   $1,224,672
                                                              =========   ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The financial statements of GTS included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 1999 may not be indicative of the operating results for the full year.

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

2. EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options using the "treasury stock" method.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The components of basic and diluted earnings per share were as follows:

  Earnings Per Share

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------   ---------------------
                                            1999        1998       1999        1998
                                          ---------   --------   ---------   ---------
                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net loss(A).............................  $(112,885)  $(63,696)  $(377,390)  $(161,481)
Preferred stock dividends...............     (9,063)        --     (16,615)         --
                                          ---------   --------   ---------   ---------
Net loss available for common
  shareholders(B).......................  $(121,948)  $(63,696)  $(394,005)  $(161,481)
                                          =========   ========   =========   =========
Weighted average outstanding of:
Common stock shares.....................    173,583    152,142     167,745     138,348
Restricted shares, vested...............         27         --          11          --
                                          ---------   --------   ---------   ---------
Total Weighted Average Shares
  outstanding(C)........................    173,610    152,142     167,756     138,348
Dilutive effect of:
Preferred stock.........................     14,492         --      14,492          --
Warrants................................      8,773      8,889       8,773       8,889
Restricted shares, unvested.............        218         --         218          --
Common shares issuable upon debt
  conversion............................     27,542     28,903      27,542      28,903
Employee stock options..................     21,781     12,580      21,781      12,580
                                          ---------   --------   ---------   ---------
Common stock and common stock
  equivalents(D)........................    246,416    202,514     240,562     188,720
                                          =========   ========   =========   =========
Interest on convertible preferred stock,
  net of taxes(E).......................  $   8,975         --   $  26,827          --
                                          ---------   --------   ---------   ---------
Earnings per share:
  Basic (B/C)...........................  $   (0.70)  $  (0.42)  $   (2.35)  $   (1.17)
                                          =========   ========   =========   =========
  Diluted ((A+E)/D).....................  $   (0.42)  $  (0.31)  $   (1.46)  $   (0.86)
                                          =========   ========   =========   =========

     The information in the table above represents all items that would normally effect dilutive earnings per share. However, all of the items identified above that are included in the dilutive calculation should not be considered, as they are anti-dilutive. The above table is presented for informational purposes only and is not representative of the GTS diluted earnings per share, which would be equal to basic earnings per share for all periods presented.

                         GLOBAL TELESYSTEMS GROUP, INC.

3. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for GTS for the three and nine months ended September 30, 1999 and 1998:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------   ---------------------
                                            1999        1998       1999        1998
                                          ---------   --------   ---------   ---------
                                                         (IN THOUSANDS)
Net loss................................  $(112,885)  $(63,696)  $(377,390)  $(161,481)
Other comprehensive income (loss)
  Preferred Dividends...................     (9,063)        --     (16,615)         --
  Foreign currency translation
     adjustments........................    (10,256)     5,445     (15,703)      2,382
                                          ---------   --------   ---------   ---------
Comprehensive loss......................  $(132,204)  $(58,251)  $(409,708)  $(159,099)
                                          =========   ========   =========   =========

4. INVESTMENTS IN FLAG ATLANTIC LIMITED

     GTS indirectly owns fifty percent of FLAG Atlantic Limited, a Bermuda corporation ("FLAG Atlantic"), which was formed to develop, construct, operate and arrange the financing for a 15,000 kilometer, 12 fiber, submarine fiber optic cable system which will connect the United States and Europe, and the landed portions of the system, which will connect London, Paris and New York. FLAG Telecom is the indirect owner of the other 50% of FLAG Atlantic. The project will have an initial available capacity of 160 gigabits per second that may be upgraded with wave division multiplexing technology to a total system capacity of 2.4 terabits per second. The Company anticipates that the first leg and second leg of the system will be available for commercial operation on or about the first quarter of 2001 and second quarter of 2001, respectively. Total project costs are estimated at $1.1 billion.

     GTS has made an equity investment commitment of $100 million and a dark fiber capacity purchase commitment of $200 million which are fully supported by a bank letter of credit. The bank facility is non-recourse to GTS and FLAG; however, in addition to other collateral and assignment of certain contracts, GTS and FLAG Telecom have pledged the stock they own in FLAG Atlantic to the lenders in the bank credit facility.

5. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

     On March 4, 1999, GTS acquired substantially all of the outstanding ordinary shares and American Depositary Shares of Esprit Telecom Group plc ("Esprit"). Upon completion of the transaction, the number of shares issued for the outstanding ordinary shares and American Depository Shares of Esprit was 32,055,024. The Company accounted for this combination as a pooling of interests. Accordingly, the Company restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented.

     Esprit had a fiscal year-end of September 30. The Esprit statements of operations for the years ended September 30, 1997 and 1996 were combined with GTS's statements of operations for the calendar year ended December 31, 1997. The three months of operations of Esprit from October 1, 1997 to December 31, 1997 are not included in any of the statements of operations presented. Accordingly, an adjustment was made in the consolidated statements of shareholders' equity for 1997 to include the net income and other transactions of Esprit for the three months ended December 31, 1997. On September 24, 1999, Esprit filed an 8-K declaring a fiscal year-end change from September 30 to December 31.

     On April 26, 1999, GTS acquired a majority stake in Omnicom, a French company, and assumed operational control. On April 27, 1999, GTS initiated an offer for the remaining shares of Omnicom and as of

                         GLOBAL TELESYSTEMS GROUP, INC.

May 12, 1999, GTS had acquired 98.9 percent of the fully diluted capital and voting rights of Omnicom. Total consideration for the Omnicom shares consisted of approximately $320 million in cash and 3,700,994 shares of the Company's common stock. The excess of the purchase price over the fair value of assets acquired has been preliminarily calculated at approximately $440.2 million.

     On May 25, 1999, the Company purchased the remaining 25% minority interest in Ebone A/S ("Ebone") from the Ebone Holding Association ("EHA") for a purchase price of Euro 35 million. The purchase price was comprised of cash of Euro 15 million and the issuance to EHA of capacity rights on the Hermes Railtel network valued at Euro 20 million (the "Rights"). The excess of the purchase price over the fair value of the assets acquired has been preliminary calculated at approximately $9.2 million.

     In June 1999, GTS increased its ownership of Hermes Europe Railtel B.V. ("Hermes Railtel") to 95.4% percent by acquiring the remaining shares held by NMBS/SNCB (the Belgian Railway). The Company issued 2,150,380 shares of its common stock in exchange for its interest in Hermes Railtel. The excess of the purchase price paid over the incremental fair value of assets acquired has been preliminarily calculated at approximately $70.9 million.

     On September 30, 1999, Golden Telecom, Inc. ("Golden Telecom"), a wholly owned subsidiary of Global TeleSystems Group, Inc. completed its initial public offering of Golden Telecom's common stock. Golden Telecom was formed to hold GTS's interest in the businesses it owns and operates in Russia and the CIS. Golden Telecom, through subsidiaries, is a facilities-based provider of integrated telecommunications services in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia, Ukraine and other countries of the CIS. Through the initial public offering, Golden Telecom raised over $50 million from public investors, approximately $30 million from strategic investors and $50 million from GTS. Following the initial public offering, GTS maintains a 66% ownership in Golden Telecom.

6. RELATED PARTY TRANSACTIONS

     The Company has entered into a subscription agreement (the "Subscription Agreement") dated as of April 6, 1999 with H. Brian Thompson, its Chairman and Chief Executive Officer, in connection with Mr. Thompson's employment agreement with the Company. The Subscription Agreement provides that Mr. Thompson purchase $20 million of the Company's common stock valued at $27.17 per share, or a total of 736,056 shares. The Subscription Agreement provides further that Mr. Thompson pay for 368,028 of these shares in cash and for 368,028 of these shares using the proceeds of a loan from the Company. These arrangements were consummated in June 1999. In connection with the loan, Mr. Thompson has delivered a secured promissory note to the Company which bears interest at the Federal Mid-Term Rate and which has a maturity of six years.

7. DEBT AND OTHER OBLIGATIONS

     In January 1999, our subsidiary Hermes Railtel issued, through a private placement, aggregate principal amount $200 million of senior notes due January 15, 2009 (the "Dollar Notes") and Euro 85 million (approximately $100 million) of senior notes due January 15, 2006 (the "Euro Notes" and together with the Dollar Notes, the "New Senior Notes"). The New Senior Notes are general unsecured obligations of Hermes Railtel, with interest payable semiannually at a rate of 10.375%. Net proceeds from the issuance of the New Senior Notes were approximately $289.3 million. Hermes Railtel filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the New Senior Notes, for the New Senior Notes, which became effective in February 1999. The exchange of registered notes for the New Senior Notes was completed on March 24, 1999.

     In April 1999, the Company issued, for gross proceeds of $500 million in a private placement, ten million Depositary Shares, each representing 1/100th of a share of a new series of 7.25% cumulative convertible

                         GLOBAL TELESYSTEMS GROUP, INC.

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

8. CAPITAL LEASE OBLIGATIONS

     The Company entered into contractual commitments to lease fiber pairs, including facilities and maintenance. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $314.3 million. The commitments have expected lease terms of ten to eighteen years.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes significant non-cash investing and financing activities for the Company:

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 1999
                                                              ------------------
                                                                (IN THOUSANDS)
Capitalization of leases....................................       $108,027
Acquisition of minority interests in Hermes.................         69,536
Acquisition of Omnicom......................................        106,872
Acquisition of minority interests in Ebone..................         21,423
Acquisition of capacity.....................................         31,244

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

                         GLOBAL TELESYSTEMS GROUP, INC.

     The Company's chief operating decision-maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                                           CORPORATE
                             CARRIER      BUSINESS    CENTRAL              OFFICE &
                             SERVICES     SERVICES    EUROPE      CIS        OTHER       TOTAL
                            ----------   ----------   -------   --------   ---------   ----------
                                                       (IN THOUSANDS)
Nine months Ended
September 30, 1999
  Total revenue...........  $  205,526   $  299,604   $19,357   $ 72,466   $  2,184    $  599,137
  Total assets............   1,202,010    1,197,954    46,431    225,949    858,504     3,530,848
Nine months Ended
  September 30, 1998
  Total revenue...........  $   42,933   $  113,248   $12,552   $ 60,672   $  1,142    $  230,547
  Total assets............     697,733      652,979    38,859    232,691    845,392     2,467,654

11. SUBSEQUENT EVENTS

  Purchase of Minority Interest in Hermes Railtel

     On October 15, 1999, the Company entered into an exchange agreement with all of the minority interest holders of Hermes Railtel's common shares and grantees of Hermes Railtel stock options that provides for the acquisition by the Company of their equity interest in Hermes Railtel. Specifically, the agreement provides that the Company will acquire the respective minority interest holders' common shares in Hermes Railtel that have been held by them for a period greater than six months based on the current fair market value of Hermes Railtel on the date of the exchange, as determined by a globally-recognized investment banking firm that is mutually acceptable to the parties of the agreement. The agreement also provides that the Company would issue its common shares to Hermes Railtel's minority interest holders based on the fair market value of the Company's common shares on the date of the exchange.

     Pursuant to this agreement and effective October 15, 1999, the Company exchanged 5,985,930 of its common shares for 6,565 of Hermes Railtel's common shares. This transaction will result in excess purchase price paid over the fair value of the assets acquired of approximately $133.0 million, which will be recorded in the fourth quarter of 1999.

     Further, minority interest holders of Hermes Railtel have additional beneficial ownership rights in Hermes Railtel's common shares, and common share options, totaling 3,601 common shares. As stated previously, the Company intends to acquire these Hermes Railtel common shares in the future; however, future acquisitions will be based on future market values of Hermes Railtel and the Company.

  Hermes Railtel High-Yield Debt Financing

     Hermes Railtel is currently engaged in an offering to issue approximately Euro 300 million of general unsecured senior notes pursuant to Rule 144A and Regulation S of the Securities Act of 1933. Hermes Railtel will use the net proceeds from this offering, its existing cash balances and its projected internally generated cash flows to meet its strategic capital expenditure plans through December 31, 2000.

HERMES RAILTEL -- NAME CHANGE

     A notarial deed amending the Company's articles of association to change Hermes Railtel's name to Global TeleSystems Europe B.V. was executed on October 22, 1999. The change in Hermes Railtel's legal

                         GLOBAL TELESYSTEMS GROUP, INC.

name will become effective upon the issuance by the Dutch Ministry of Justice of a declaration of non-objection, which is expected on or about November 18, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the political, economic and legal aspects of the markets in which the Company operates; competition and the Company's need for additional substantial financing. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

     Our strategy to develop our businesses is to:

     - Continue the buildout of the Hermes Railtel network by extending its coverage and enhancing its capacity and by putting in place a cost-efficient transatlantic link through our participation in FLAG Atlantic Limited;

     - Develop City Enterprise Network infrastructure to facilitate our customers' access to our Hermes Railtel network;

     - Capitalize on growth in data/IP traffic by expanding our IP-based capabilities and product offerings, including the implementation of data and web-hosting centers in London, Amsterdam, Frankfurt, Paris and other European cities;

     - Reinforce and extend market penetration of Hermes Railtel's network by enhancing the scope, capacity, reliability and efficiency of our infrastructure, and by providing our own local access; and

     - Maximize traffic over our own network.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

     The following table sets forth our statement of operations as a percentage of revenues:

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                ------------------      ------------------
                                                 1999        1998        1999        1998
                                                ------      ------      ------      ------
Revenues......................................  100.0%      100.0%      100.0%      100.0%
Access and network services...................   61.5        61.6        59.4        65.6
Selling, general and administrative...........   42.1        48.6        44.3        54.9
Depreciation and amortization.................   25.9        21.0        24.5        22.0
Merger and restructuring costs................    8.7          --        13.9          --
                                                -----       -----       -----       -----
Loss from operations..........................  (38.2)      (31.2)      (42.1)      (42.5)
Interest, net.................................  (13.9)      (12.0)      (16.3)      (18.7)
Other non-operating expenses..................    3.8       (10.0)       (2.8)       (2.4)
                                                -----       -----       -----       -----
Net loss before income taxes, minority
  interest and extraordinary loss.............  (48.3)      (53.2)      (61.2)      (63.6)
Income taxes..................................    1.2         0.7         1.8         0.9
                                                -----       -----       -----       -----
Net loss before extraordinary loss............  (49.5)      (53.9)      (63.0)      (64.5)
                                                -----       -----       -----       -----
Extraordinary loss -- debt refinancing........     --          --          --        (5.5)
                                                -----       -----       -----       -----
Net loss......................................  (49.5)%     (53.9)%     (63.0)%     (70.0)%
                                                =====       =====       =====       =====
Preferred dividend............................   (4.0)         --        (2.8)         --
                                                =====       =====       =====       =====
Net loss applicable to common shareholders....  (53.5)%     (53.9)%     (65.8)%     (70.0)%
                                                =====       =====       =====       =====

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue. Our consolidated revenue increased to $227.9 million for the three months ended September 30, 1999 as compared to $118.3 million for the three months ended September 30, 1998. Significant components of revenue for the three months ended September 30, 1999 were Carrier Services ($81.6 million), Business Services ($113.7 million), Central Europe ($7.0 million) and CIS ($25.1 million). Revenue for the three months ended September 30, 1998 was primarily comprised of Carrier Services ($27 million), Business Services ($54.5 million), Central Europe ($4.3 million) and CIS ($32 million). The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations.

     Access and Network Services. Our access and network services costs for the three months ended September 30, 1999 increased to $140.2 million or 61.5% of revenues as compared to $72.9 million or 61.6% of revenues for the three months ended September 30, 1998. The slight decrease in access and network services costs as a percentage of revenues in the third quarter of 1999 is attributable to the growth in our customer revenue offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 1999 increased to $95.9 million or 42.1% of revenues as compared to $57.5 million or 48.6% of revenues for the three months ended September 30, 1998. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to the growth in our revenue base and our efforts to integrate our business operations and eliminate redundant costs. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of personnel associated with business growth, as well as administrative and marketing costs required for our increased customer base.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Depreciation and Amortization. Depreciation and amortization increased to $59.1 million for the three months ended September 30, 1999 as compared to $24.8 million for the three months ended September 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with the goodwill and intangibles that have arisen from our acquisition activities.

     Merger and Restructuring Costs. In September 1999, during the process of completing the initial public offering of Golden Telecom common shares, we determined that the allocation of sufficient resources to support certain of our cellular ventures, which are not material to our financial condition or results of operations, was not consistent with our current strategic plans. Accordingly, we decided to abandon certain cellular ventures and decided to cease to provide any further financial assistance to these ventures, other than the assumption of certain debt obligations. We are seeking to sell our ownership interests in these assets in furtherance of our plan of abandonment. As a result of this plan of abandonment, we recognized an $18.5 million charge to earnings, $10.6 million of which is non-cash and $7.9 million of which represents a cash outlay. In addition, the Company also recognized a $1.3 million charge to earnings in the third quarter of 1999, which is associated with cancellation fees that are attributable to certain transmission capacity that will not be required in future periods.

     Interest, net. Interest increased to approximately ($31.6) million for the three months ended September 30, 1999 from ($14.2) million in the three months ended September 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the third quarter of 1998 partially offset by an increase in interest earned on our short term investments of the cash proceeds generated from our previous sales of debt and equity securities.

     Other non-operating income (expenses). Other non-operating income increased to $8.6 million for the three months ended September 30, 1999 as compared to $(11.8) million for the three months ended September 30, 1998. This increase is primarily due to the impact of foreign currency fluctuations on our unhedged debt obligations.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue. Our consolidated revenue increased to $599.1 million for the nine months ended September 30, 1999 as compared to $230.5 million for the nine months ended September 30, 1998. Significant components of revenue for the nine months ended September 30, 1999 were Carrier Services ($205.5 million), Business Services ($299.6 million), Central Europe ($19.4 million) and CIS ($72.5 million). Revenue for the nine months ended September 30, 1998 was primarily comprised of Carrier Services ($42.9 million), Business Services ($113.2 million), Central Europe ($12.6 million) and CIS ($60.7 million). The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations. An additional contributor to the revenue growth in 1999 for the CIS business segment was that we followed the consolidation method of accounting for certain business ventures, whereas in the first half of 1998, these business ventures were accounted for following the equity method of accounting.

     Access and Network Services. Our access and network costs in 1999 increased to $356.1 million or 59.4% of revenues for the nine months ended September 30, 1999, as compared to $151.2 million or 65.6% of revenues for the nine months ended September 30, 1998. The decrease in access and network services costs as a percentage of revenues in 1999 is attributable to the growth in our customer revenue offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased to $265.2 million or 44.3% of revenues as compared to $126.5 million or 54.9% of revenues for the nine months ended September 30, 1998. The decrease in selling, general and

                         GLOBAL TELESYSTEMS GROUP, INC.

administrative expenses as a percentage of revenue is attributable to the growth in our revenue base and our efforts to integrate our business operations and eliminate redundant costs. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

     Depreciation and Amortization. Depreciation and amortization increased to $146.8 million for the nine months ended September 30, 1999 as compared to $50.8 million for the nine months ended September 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that has arisen from our acquisition activities.

     Merger and Restructuring Costs. In connection with our business combination with Esprit Telecom and our abandonment and restructuring of certain Russian assets, we recognized an $83.5 million charge to earnings, or 13.9% of revenue for the nine months ended September 30, 1999. The Esprit Telecom business combination costs of $63.7 million are comprised of transaction costs related to the acquisition, debt restructuring, the write-off of excess network equipment, the accrual for fiber lease cancellation costs. As previously discussed, the write-off of $19.8 million in merger and restructuring costs is principally related to our September 1999 decision to abandon certain cellular ventures in Russia.

     Interest, net. Interest increased to approximately ($97.6) million in the nine months ended September 30, 1999 from ($43.1) million in the nine months ended September 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the third quarter of 1998 partially offset by an increase in interest earned on our short term investments of the cash proceeds generated from previous sales of debt and equity securities.

     Other non-operating income (expenses). Other non-operating expenses increased to ($16.7) million for the nine months ended September 30, 1999 as compared to ($5.5) million for the nine months ended September 30, 1998. This increase is primarily due to the impact of foreign currency fluctuations on our unhedged debt obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The telecommunications industry is capital intensive. In order for us to successfully compete, we will require substantial capital to continue to develop our telecommunications networks and meet the funding requirements of our operations, including losses from operations, as well as to provide capital for our acquisition and business development initiatives. We currently expect that we will incur, in the fourth quarter of 1999 through December 31, 2000, between $900 million and $1.0 billion in capital expenditures, including capital lease obligations, to implement our current strategic capital expenditure plan, including the transatlantic capacity participation discussed below.

     We are participating in the construction and operation of the FLAG Atlantic-1 transoceanic cable through our 50% interest in the FLAG Atlantic Limited joint venture. We have agreed pursuant to the terms of the joint venture to (1) invest $100 million for our interest in the venture and (2) purchase capacity on the fiber cable for $200 million.

     In January 1999, Hermes Railtel issued $200 million aggregate principal amount of 10.375% senior notes due 2009 and Euro 85 million (approximately $100 million) aggregate principal amount of 10.375% senior notes due 2006. These new senior notes have substantially the same terms as the notes Hermes Railtel issued in 1997. Our 98.7%-held Hermes Railtel subsidiary is currently engaged in an offering in which it expects to

                         GLOBAL TELESYSTEMS GROUP, INC.

issue approximately Euro 300 million of general unsecured senior notes (the "Notes"). In addition, Hermes Railtel is currently evaluating entering into a new credit facility (the "New Credit Facility") with one or more institutional lenders in an aggregate amount of up to approximately $750.0 million in the first quarter of 2000. Borrowings under the New Credit Facility would be structurally senior to previous senior notes of Hermes Railtel.

     We believe that the net proceeds from the issuance of the Notes, combined with our existing cash balances and projected internally generated funds, should be sufficient to fund our currently identified capital expenditures, at least through December 31, 2000, including capital expenditures and payments on the long-term fiber lease arrangements on our Hermes Railtel network. However, it is possible that we will seek additional financing in the future. Additionally, as our business strategy evolves, we continuously evaluate the optimal capital structure to ensure that it meets our overall corporate strategy.

     The actual amount and timing of our future capital requirements may differ materially from our estimates. In particular, the accuracy of our estimates is subject to changes and fluctuations in our revenues, operating costs and development expenses, which can be affected by our ability to (1) effectively and efficiently manage the expansion of the Hermes Railtel network and operations and the build-out of our City Enterprise Network infrastructure in our targeted metropolitan markets, (2) effectively and efficiently manage the build-out of the FLAG Atlantic-1 transatlantic cable through our participation in the FLAG Atlantic joint venture, (3) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate the Hermes Railtel network, construct our City Enterprise Network infrastructure and implement data and Web-hosting centers in London, Amsterdam, Frankfurt, Paris and other European cities, (4) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (5) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. Our revenues and costs are also dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources otherwise prove to be insufficient, we will need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses.

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $979.9 million and $998.5 million as of September 30, 1999 and December 31, 1998, respectively. We had restricted cash of $73.8 million and $143.4 million as of September 30, 1999 and December 31, 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

     We used cash of $203.3 million and $19.0 million for our operating activities for the nine months ended September 30, 1999 and 1998, respectively. The significant increase in cash spending for our operations in the nine months ended September 30, 1999 as compared to 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs including significant merger and restructuring costs. We also used cash of $554.6 million and $356.4 million for our investing activities in the nine months ended September 30, 1999 and 1998, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability

                         GLOBAL TELESYSTEMS GROUP, INC.

or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

     Substantially all of our operations are outside the United States and therefore our consolidated financial results are subject to fluctuations in currency exchange rates. Our operations transact their business in the following significant currencies: Deutschmark, French Franc, British Pound Sterling, Belgian Franc, Dutch Guilder, the Russian Ruble, and, effective January 1, 1999, the Euro. For those operating companies that transact their business in currencies that are not readily convertible, we attempt to minimize our exposure by indexing our invoices and collections to the applicable dollar/foreign currency exchange rate to the extent our costs (including interest expense, capital expenditures and equity) are incurred in US Dollars. Although we are attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, we have experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluation's against the US Dollar. Furthermore, certain of our operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the US Dollar. We may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

     Remediation, Prevention and Testing Phases. Based on those resources identified in the assessment phase, we developed a detailed plan in the fourth quarter of 1998, which directed the remediation and testing phases. As of September 30, 1999 we were still in the testing phase of our critical and non-critical components. We currently anticipate all critical components will be Y2K compliant by December 31, 1999.

     Business Continuity, Contingency Planning and Y2K Crisis Command Center. We believe that we have identified and remediated the high risk and high impact items in support of business continuity. We believe that we are prepared through our contingency plans to respond to Y2K transition problems for our subsidiaries, whether external or internal. This process will be directed by our Y2K Command Center which is being established in Brussels, Belgium to execute planned responses to identified Y2K transition problem scenarios.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     Contingency Plans. We have developed a contingency plan to address our worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel or large generators should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunication and maintenance providers at reasonable terms. Moreover, we are further limited in resources in certain geographical regions due to the market volatility and weak economies in which we have business operations.

     Costs Related to the Year 2000 Issue. We expect that we will incur approximately $5.0 million in expenses to complete the assessment, detailed planning, remediation, prevention and testing phases, including costs to be incurred at our Y2K Crisis Command Center, exclusive of replacement costs for telecommunications equipment and software, of which approximately $1.1 million had been incurred during 1998. It is estimated that $1.0 million of the total expenditure will be required to complete the remediation and testing phase, excluding the replacement of telecommunications equipment and software. We have currently identified that certain telecommunications equipment and software will need to be replaced and we anticipate that we will incur approximately $2.0 million to replace the identified telecommunications equipment and software. Further, we are currently unable to quantify the total costs that we may incur for the replacement of all telecommunications equipment and software due to the stage of our Year 2000 readiness review. These costs will be funded from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems as none are included in the initial assessment during the third and fourth quarters of 1998. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect for us.

     Crisis Command Center. We expect to operate a twenty-four hour Crisis Command Center in Brussels, Belgium beginning December 30 to assist in the detection of problems and to facilitate internal and external communication. It is anticipated that the Crisis Command Center will remain open until at least January 7, 2000.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

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

     Our subsidiary, Hermes Railtel, entered into a foreign currency swap agreement in 1998 in order to mitigate its exposure on US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and, as a result, will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     In June 1999, the Company restructured its operations and management in order to support its objective of becoming a unified international telecommunications services provider with a clear shared vision, a single brand identity, and a focus on the highest levels of customer products and services, network quality and operational efficiency. Accordingly, the Company reorganized its activities along the following divisions, instead of the six lines of business that had been in place previously:

     - three divisions which comprise the sales and marketing functions of the Company, namely, GTS Business Services, GTS Carrier Services and GTS Central Europe. Each of these divisions focuses on a distinct market segment that it serves with an array of products that meet the specific needs of that customer group. GTS Business Services focuses on retail business customers and telecommunications

                         GLOBAL TELESYSTEMS GROUP, INC.

       service providers and resellers and also provides international traffic termination service to other telecommunications carriers, including incumbent telecommunications providers, alternative carriers and regional telephone companies. GTS Carrier Services focuses on the carrier community, including incumbent telecommunications providers, alternative carriers, Internet service providers, value-added networks, resellers and multimedia providers. The product portfolio of this division includes the synchronous digital hierarchy-, dense wavelength division multiplex-, and Internet Protocol- based transport and transit services operated by the Company. GTS Central Europe focuses on retail and business customers and telecommunications service providers and resellers in that region.

     - GTS Product Services, which develops the products and services that will be marketed to the Company's customers. This unit works closely with the three sales and marketing divisions to understand and anticipate the needs of the customer segments and with GTS Network Services to define infrastructure requirements.

     - GTS Network Services which is responsible for implementing the operational infrastructure, platforms and systems from all of the Company's operations in Western Europe, including the pan-European fiber optic network, Internet protocol infrastructure, Internet backbone network, all switching systems (international, national and central office), and current and planned international networks, including the Flag Atlantic transatlantic fiber optic cable project.

CITY ENTERPRISE NETWORKS

     In the course of implementing its restructuring, the Company determined to combine the functions of the former GTS Local Access Services line of business into the business divisions described above because these functions were duplicative of the functions performed by those divisions. In addition, the Company recently determined to accelerate its local access strategy by building intracity fiber networks called City Enterprise Networks in major European cities.

     In order to originate and/or terminate the Company's transmission services closer to our customers, the Company intends to build City Enterprise Networks in fourteen major European cities by year-end 2001. Each City Enterprise Network will, subject to regulatory constraints and market conditions, consist of up to 144 fiber pairs that the Company will buy, lease, or lay in underground ducts. We also expect to install dense wavelength division multiplexing equipment to enhance the efficiency of the City Enterprise Networks.

     Each City Enterprise Network will typically connect, within a city, the major telecommunications transmission centers, including, points of presence of the Company's network in such city, telehouses, Internet protocol exchange points and, where economically feasible, points of presence of our existing customers in such city. In some instances, if warranted by customer demand, the Company will provide end-to-end connectivity by leasing from local access carriers on behalf of such customers, capacity on the "last mile" connecting the relevant City Enterprise Network to such customers' premises. In addition, depending on the circumstances, we may connect some retail customers to the applicable City Enterprise Networks.

     Relying on the Company's own local infrastructure in key cities through the City Enterprise Networks will allow the Company to reduce operating expenses (by avoiding or reducing our payments to local access providers) and to enhance the robustness of the Company's network (through end-to-end network management and compatibility of the City Enterprise Networks with our existing network). Such fully integrated network of intracity and intercity connectivity will, the Company believes, appeal to our customers in need of managed bandwidth services. The Company will also connect the planned data and Webhosting centers described below to the relevant City Enterprise Networks. By offering co-location and data and Webhosting capabilities as a bundled product with our broadband network capabilities, the Company intends to attract Web-centric and media-centric companies to its network without procuring expensive services from local access providers.

                         GLOBAL TELESYSTEMS GROUP, INC.

     In September 1999, through its subsidiaries, the Company began commercial operation of a City Enterprise Network in Berlin and completed the operational testing of a City Enterprise Network in Paris. The Company has accelerated its rollout plans and expects to have City Enterprise Networks operational in twelve additional key cities in Europe by year-end 2001. The following are cities in which the Company plans to build City Enterprise Networks: Geneva, Amsterdam, Frankfurt, Madrid, London and Milan. The Company is also evaluating construction of City Enterprise Networks in the following additional cities: Stockholm, Munich, Brussels, Barcelona, Zurich, Stuttgart, Vienna and Dusseldorf.

     The intracity network rings in Western Europe will eventually connect customers at data transmission rates of up to 2.5 gigabits per second.

DATA/WEB HOSTING CENTERS

     Moreover, in order to strengthen the Internet protocol transit services that the Company presently offers, the Company plans to locate data- and Web-hosting centers near key public Internet exchange points. This will establish the necessary facilities to undertake data- and Web-hosting services and facilitate electronic commerce solutions.

     The Company expects to open a data- and Web-hosting center in London by the end of 1999 and additional data- and Web-hosting centers in Frankfurt, Paris and Amsterdam by mid-2000. These four initial sites will each be in excess of 25,000 square feet. The Company intends to construct nine additional data- and Web-hosting centers during the next two years. These facilities will be specifically designed to offer high-speed access to the Company's network and provide co-location, dedicated and shared data- and Web-hosting services. Each data- and Web-hosting center will be equipped with environmental controls, back-up generators, round-the-clock security and continuous monitoring.

     Additional benefits of the data- and Web-hosting centers include:

     - providing Internet service providers with telehousing and managed services for their Internet protocol routers and servers;

     - providing a NT or UNIX based server, allowing Internet service providers and Web-centric companies to take full advantage of our expertise in traffic and server management; and

     - providing a shared server and management, offering an entry solution to emerging Internet service providers and Web-centric companies at a reasonable cost.

     The data- and Web-hosting centers will offer seamless and scalable Internet distribution for emerging Internet service providers and Web-centric companies, offering direct connection to the Company's network at bandwidths of initially
2.5 gigabits per second, with upgrades up to 10 gigabits per second. This will provide cross-selling opportunities to improve customer retention and enable the Company to address new target segments.

OPERATIONS IN THE CIS

     In October 1999, Golden Telecom, Inc. ("Golden"), the subsidiary that owns the Company's operations in Russia, Ukraine and other countries of the CIS, completed an initial public offering of its common stock. The Company continues to own approximately 66% of Golden's outstanding common stock. Golden realized net proceeds of approximately $128.4 million from the offering and other contemporaneous placements of its stock.

                         GLOBAL TELESYSTEMS GROUP, INC.

MEMORANDUM OF UNDERSTANDING WITH GLOBENET

     In November 1999, GTS and GlobeNet Communications Group Limited, through its wholly owned subsidiary, Atlantica Network (Bermuda) Ltd., entered into a memorandum of understanding to be one of the first providers of seamless undersea connections between Europe and South America.

     The agreement will enable GTS to sell managed bandwidth services from a variety of European cities to Latin America and GlobeNet to sell similar services between Latin America and Europe. The service will be offered on GTS's FLAG Atlantic-1 ("FA-1") and trans-European networks and GlobeNet's Atlantica-1 subsea cable system. Both systems will feature a self-healing ring design.

     Through GTS's purchased FA-1 fiber pair, which will provide seamless connectivity of 400 Gigabits per second ("Gbps") of fully protected capacity (or 800 Gbps unprotected), GTS will connect its trans-European network and New York. With 2.4 terabits per second ("Tbps") of transmission capacity, FA-1's northern subsea route is expected to be complete and operational in March 2001; the remaining route is expected to be operational in June 2001.

     Atlantica-1's first leg -- from New York through Bermuda to Fortaleza, Brazilis scheduled to be available in September 2000, with the full northern ring of the system, including Fortaleza to Venezuela to Florida and back to New York, slated to be operational by year-end 2000. An additional link from Fortaleza to Rio de Janeiro is scheduled to be ready for service by February 2001. Atlantica-1 has a design capacity of 1.28 Tbps.

     The proposed interconnection and joint sales/marketing arrangement will result in high-quality seamless connections between Europe and South America. The arrangement will allow both GTS and GlobeNet to offer their customers undersea cable capacity -- along with end-to-end extensions to major inland metropolitan centers -- through a single point of contact. GTS and GlobeNet will offer capacity purchasers flexible, open network architecture and co-location at the cable stations and hosting sites in select cities. The arrangement will facilitate ease of operation and interconnectivity with a variety of other domestic and international networks.

LISTING ON NEW YORK STOCK EXCHANGE

     On October 26, 1999, the Company delisted its common stock from trading on the Nasdaq National Market and listed its common stock for trading on the New York Stock Exchange under the symbol "GTS."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          27             -- Financial Data Schedule

                         GLOBAL TELESYSTEMS GROUP, INC.

     B. Reports on Form 8-K

DATE OF REPORT                             SUBJECT OF REPORT
--------------                             -----------------
June 16, 1999         On June 16, 1999, the Company's stockholders approved an
                      increase in the Company's authorized common stock from 135 million to 270 million shares.

                      In June 1999, the Company's Board of Directors approved a two-for-one split of its common stock. The stock split was effected by the distribution of a stock dividend on July 21, 1999 to holders of the Company's common stock at the close of business on July 1, 1999.

July 14, 1999         Golden Telecom, Inc., a wholly-owned subsidiary of GTS,
                      filed a registration statement with the Securities and
                      Exchange Commission to sell shares of its common stock in an initial public offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            GLOBAL TELESYSTEMS GROUP, INC.
                                            (Registrant)

                                            By:  /s/ ROBERT A. SCHRIESHEIM
                                              ----------------------------------
                                              Name:  Robert A. Schriesheim
                                              Title: Executive Vice President
                                                     and Chief Financial
                                                     Officer (Principal
                                                     Financial and Accounting
                                                     Officer)

Date: November 09, 1999

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           27            -- Financial Data Schedule