Form 10-K
period 1999-12-31
GLOBAL TELESYSTEMS GROUP INC
filed 2000-03-09
CIK 946392

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                          4121 WILSON BLVD., 8TH FLOOR
                           ARLINGTON, VIRGINIA 22203
                    (Address of principal executive offices)

                                 (703) 236-3100
                        (Registrant's telephone number)

          Securities Registered Pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                  -----------------------------------------
   Common Stock, par value $0.10 per share                 New York Stock Exchange
       Preferred Share Purchase Rights                     New York Stock Exchange

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of Global TeleSystems Group, Inc. held by non-affiliates on December 31, 1999 was approximately $5,613,527,024. On January 31, 2000, there were outstanding approximately 184,892,309 shares of Common Stock of Global TeleSystems Group, Inc.

              ITEM OF FORM 10-K                      DOCUMENTS INCORPORATED BY REFERENCE
              -----------------                      -----------------------------------
             Part IV, Item 14(c)                                  Exhibits

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GLOBAL TELESYSTEMS GROUP, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
ITEM 1.   Business....................................................
ITEM 2.   Properties..................................................
ITEM 3.   Legal Proceedings...........................................
ITEM 4.   Submission of Matters to a Vote of Security Holders.........

                                   PART II

ITEM 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................
ITEM 6.   Selected Financial Data.....................................
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................
ITEM 8.   Consolidated Financial Statements and Supplementary
            Information for the Company...............................
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................................

                                  PART III

ITEM 10.  Directors and Executive Officers of the Company.............
ITEM 11.  Executive Compensation......................................
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................
ITEM 13.  Certain Relationships and Related Transactions..............

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................
SIGNATURES............................................................

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW AND STRATEGY

     Our goal is to become Europe's premier independent e-business services provider and to maintain and enhance our position as a leading pan-European provider of broadband, Internet, data and voice services to communications carriers, Internet service providers and other high-usage customers. In order to achieve this goal, we will build on the strengths of:

     - our pan-European broadband fiber optic network, which is the largest in Europe;

     - our pan-European Tier 1 Internet protocol backbone;

     - our position as a leading pan-European supplier of communications services to approximately 100,000 small-and medium- sized business customers, with a sales and distribution network spanning 79 European cities in 18 countries; and

     - a large base of carrier and Internet service provider customers, which comprise a sizable percentage of European's total Internet and broadband traffic.

The key elements of our strategy for achieving this goal are as follows:

  Expand our services portfolio to support the communications and e-business activities of our customers

     We intend to capitalize on the trend of companies seeking to outsource critical business applications and to integrate Web-based services and products into their operations by aggressively marketing value-added data, Internet and e-business enabling services to our existing and future business customers in addition to the voice services we already offer in our target markets.

     We already provide in certain of our target markets a range of data and Internet services, which we are currently introducing in other countries in which we operate. Additionally, we are planning to complement our existing service offerings with new services that will support the e-business initiatives of our customers, including, for example, enabling our customers to manage on-line transactions and creating a fulfillment and procurement infrastructure for supply chain management. These services may be developed internally or, when speed-to-market is critical, developed and/or marketed in partnerships. We intend to continue to develop and market advanced networking solutions, such as outsourced infrastructure and network management to our carrier, Internet service provider and Web-centric customers.

  Leverage our distribution network to further penetrate our existing customer base and reach new customers

     Through our acquisitions of Global TeleSystems (Europe) Limited ("GTS (Europe) Ltd."), formerly Esprit Telecom Group plc NetSource, Omnicom and InTouch and the growth of our Central European operations, we have built a unified pan-European sales and distribution network covering customers in 79 cities in 18 countries. As of December 31, 1999, our sales force consisted of approximately 660 direct sales personnel. We believe that our highly qualified sales personnel, who understand our philosophy, services and systems and are well-trained in local languages and telecommunications business practices, provide us with a competitive advantage. We will continue to invest in training programs to equip our sales personnel with the skills necessary to market more advanced, value-added services to our business customers as their telecommunications needs evolve from basic Internet connectivity to full utilization of the Internet, corporate intranets and virtual private networks for more advanced, mission-critical applications. In this way, we intend to leverage the strengths of our pan-European sales and distribution network to capture additional revenues from our existing customer base and reach new customers.

  Build on our leadership position in the carriers' carrier market to penetrate a broader bandwidth intensive customer base

     Since we began offering service on our fiber optic network in November 1996, we have developed a significant customer base encompassing over 180 telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As a result of being first in the market, we have gained significant experience in developing service innovations and tailoring our service offerings to meet our customers' rapidly evolving needs. We intend to build on our success in delivering broadband service to carriers by increasingly focusing on emerging Web- and data-centric companies that require large amounts of bandwidth to service their end-user customers. These types of customers include broadband multimedia providers, content providers, such as motion picture studios and broadcasters, Internet applications service providers, such as portals and electronic commerce companies, and emerging data transmission providers, such as wireless operators. By providing mission-critical, value added solutions to our customers, we seek to establish ourselves as their strategic partner.

  Continue to invest in the reach and capacity of our fiber optic network

     We will continue to invest in our network to expand its geographic reach and capacity in order to ensure that we can accommodate our customers' future capacity requirements. We are continuing to build our network by extending its coverage to include approximately 25,000 kilometers across Europe by the end of 2000. We are continuing to deploy dense wavelength division multiplexing technology that will permit significant future enhancement of our network's transmission capacity and will allow us to upgrade the capacity, reliability and efficiency of the network in the future. The capacity of our network is currently 40 wavelengths per fiber optic pair, each wavelength with a capacity of 2.5 gigabits per second, or a total capacity of 100 gigabits per second on the majority of our routes. We intend to install additional upgrades to further increase our network's capacity in 2000. When introduced, these upgrades are expected to increase the capacity of a single fiber pair to 96 wavelengths per fiber optic pair, each wavelength with a capacity of 10 gigabits per second, or a total capacity of 960 gigabits per second. In addition, we intend to develop an additional ring on our network connecting the core cities of London, Paris, Amsterdam, Frankfurt, Dusseldorf, and Brussels. We also plan to install transmission equipment on a second, currently installed fiber pair on a number of routes in our network to expand the transmission capacity of those routes.

  Build infrastructure and extend our network closer to our customers

     - Develop City Enterprise Networks. In order to offer true end-to-end transmission services to our carrier, business and other bandwidth-intensive customers, we intend to build intracity fiber networks, or City Enterprise Networks, in major European cities. We currently operate five such networks in Paris, Budapest, Prague, Berlin and Geneva. In addition, we expect to have City Enterprise Networks deployed in eight additional cities by year end 2000. Each City Enterprise Network will be designed to connect, within a city, its major Internet and telecommunications transmission centers, including points of presence on our network, telehouses, Internet exchange points and, where economically feasible, our existing customers' points of presence in that city. This will allow us to reach our customers without relying on third-party local access providers. We expect to improve service quality and realize higher margins as we manage more traffic end-to-end over our network.

     - Expand and enhance the transatlantic capacity of our network. We believe that a large portion of our market growth will come in the form of Internet protocol-based data and voice services. We currently lease transatlantic capacity from third parties. Because a majority of Internet protocol traffic originates in the United States, we have invested in our own transatlantic capacity infrastructure through the acquisition of a dedicated fiber pair on the FLAG Atlantic-1 transatlantic fiber optic link. (FLAG Atlantic is a 50/50 joint venture between GTS and Flag Telecom.) By owning this fiber pair, we will acquire capacity of 70 gigabits per second upgradeable up to a maximum of 400 gigabits per second of fully protected capacity from the New York City area directly to our European network. We believe that owning a large volume of transatlantic capacity to and from the United States will enhance our competitive low cost position in Europe while extending our network to the U.S. at favorable prices. In

November 1999, we entered into a memorandum of understanding with GlobeNet Communications Group Limited, which is building a high capacity subsea cable linking key cities in North and South America. The agreement will enable us to sell managed bandwidth services from a variety of European cities to Latin America and GlobeNet to sell similar services between Latin America and Europe. In addition, in order to maintain and reinforce our strong market position in the increasingly global carriers' carrier and data- centric markets, we may enter into arrangements to obtain network capacity connecting several key U.S. markets by the end of 2000.

     - Build or deploy data and Web-hosting centers to support Web-based services. We intend to develop data- and Web-hosting centers on our network near key public Internet exchange points to strengthen our portfolio of Web-based services. This will provide us with the necessary facilities to undertake secure co-location, data- and Web-hosting services and facilitate our ability to offer a range of e-commerce and e-business solutions. By mid-2000, we expect to establish data- and Web-hosting capability in London, Amsterdam, Frankfurt and Paris. We intend to deploy up to nine additional data-and Web-hosting centers during the next two years. These centers are a natural extension of our strategy to meet the end-to-end needs of the Web- and media-centric content and application providers who are leading the rapid growth of the Internet- and multimedia-related segments of our target markets. In addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their e-business and e-commerce activities and provide peering arrangements.

  Enhance Brand Name Recognition

     In the first quarter of 2000, we launched a major marketing program to develop and enhance the pan-European unified GTS brand name. Our branding program will include the select use of television commercials, print ads and direct mailings. Through our branding program we will seek to expand our market share, increase customer loyalty and develop brand recognition in the European broadband data, Internet and voice services market.

OUR EUROPEAN OPERATIONS

  Overview

     We offer a portfolio of bundled voice, data and Internet services to small-to-medium sized enterprises, pan-European companies and select residential end-users in 18 European countries. At December 31, 1999, we had approximately 100,000 business customers. We expect that our customer base will increasingly include large companies with complex communications needs. We are also one of the leading European providers of managed bandwidth and related communications services to carriers, Internet service providers and other bandwidth-intensive customers. We have the largest centrally managed fiber optic network in Europe and a Tier 1 Internet backbone network. At December 31, 1999, the customers of these services were contractually obligated to pay us an aggregate of approximately $635.0 million for future services, provided we perform in accordance with contractual specifications. This amount increased from $450.3 million at March 31, 1999, $498.7 million at June 30, 1999 and $548.2 million at September 30, 1999. Such amounts are inclusive of amounts included in deferred revenue.

     We seek to capitalize on the increasing demand in Europe for e-business services and products, in which businesses use the Internet to perform key business communications processes. We believe that a wide variety of businesses, both large and small, will increasingly use the Internet to communicate, improve operating efficiencies and transact commerce in secure, reliable and cost-effective ways. We currently provide these customers with a range of voice and data services, including, in selected European countries, dial-up and dedicated Internet access and virtual private network services. As we develop and expand our suite of e-business services to include, among others, Web-hosting, co-location, messaging and remote access services, we expect to realize an increasing proportion of our revenue from businesses that rely on Web-based applications to communicate with customers, suppliers and employees as well as from new customer segments, such as e-business application service providers and other Web-centric companies.

     We began providing broadband carrier services in November 1996 and we are recognized as a pioneer in Europe in fiber optic network deployment and service development. We have established long-term contracts with these customers. We provide mission-critical value-added solutions to these customers and increasingly seek to establish ourselves as their strategic partner. This integration into our customers' operations often provides us with the opportunity to introduce and implement additional services with the customer, which enable us to further penetrate our customer base.

     Customers of our broadband services include:

     - European incumbent telecommunications operators

     - Alternative carriers

     - Voice resellers

     - International carriers

     - Internet service providers

     - Value added network service providers

     - Web-centric and media-centric companies

     We believe that the trend toward substantial increases in the volume of data traffic is being driven by the rapid growth of the Internet and data-intensive applications, such as e-business, e-commerce, application hosting, video-conferencing and multimedia applications, that require high-quality and cost-effective transmission capacity. In addition, we believe that our customers will increasingly demand Internet-or Internet Protocol-based services such as Internet access, Web-hosting and data management services in order to participate in the expected growth of data communication and the Internet. In order to reinforce our leadership position, we will continue to add new services on our network and sell our services in additional markets throughout Europe.

  Voice, Data and Internet-related Services

     We currently offer national and international direct and indirect access services for voice communications as well as enhanced voice, data and e-business services. We continue to expand our service offerings to provide our customers with a full range of tailored telecommunications services.

     Voice Services. The largest share of the European business and corporate retail market is currently international voice and fax transmission services. We believe that customers have selected us as a provider on the basis of competitive pricing, network quality, responsive account management and customized services.

     We currently distinguish our retail business customers between direct access retail customers and indirect access retail customers. Our direct access customers use our owned or dedicated leased lines, while our indirect access customers access our services indirectly on a switched basis using the public telecommunications operator network by means of an access code or a carrier pre-select arrangement. Our direct access retail customers are generally users of telecommunication services who generate relatively large amounts of long distance traffic, with such traffic usually being important to the execution of their core businesses. We offer retail direct access in the majority of our existing markets.

     Our indirect access retail clients access our services by dialing an access code, generally either using an auto dialer or via a code programmed directly into their own switches so that it is transparent to the user or their applicable carrier through a carrier pre-select arrangement. These customers generally consist of small and medium-size businesses whose telecommunication requirements do not warrant the costs associated with the dedicated leased lines of direct access service. Contracts for both direct and indirect access are typically for a period of one year.

     Enhanced Voice Services. We have also focused on developing new voice services which address the specific needs of our customer base, including pre-and post-paid calling cards, national and international toll-free service, which we target to organizations that require their customers or employees to be able to simply and cost-effectively call them from other countries. We have introduced or plan on introducing additional services, including conferencing services, pre-paid mobile phone services, and virtual private networks. In several countries, we resell mobile services which we bundle with our existing voice services and bill on a single integrated bill.

     Data, e-Business and Other Services. We currently offer dial-up and dedicated Internet access and international private leased circuits in selected target markets. By the end of 2000, we expect to offer these services in all the countries where we operate. We also plan to complement these services with a full range of value-added services including co-location, Web-hosting, messaging and remote access. We will actively market these new services to our existing customer base and to other European companies that view the Internet as critical to their expansion plans. Specifically, we plan to extend our data-and Web-hosting services to enable customers in developing market segments such as application service providers to distribute applications from our data- and Web-hosting centers.

     We are a leading alternative provider of data, Internet access and voice services in the Czech Republic, Hungary, Poland, Romania and Slovakia. The majority of our revenue in the region is derived from Very Small Aperture Terminals (VSATs), leased lines and Internet access services. We provide these services on a diverse set of infrastructure assets including City Enterprise Networks, which we operate in Prague and Budapest, VSATs deployed in the Czech Republic, Hungary and Romania, a national microwave network in Hungary, and leased and owned dark fiber, which we expect will connect our City Enterprise Networks to our pan-European fiber optic network in the second quarter of 2000. We have acquired several Internet service providers in the region. In the last 24 months, we have acquired two Internet service providers in Poland, two in the Czech Republic, one in Hungary and one in Slovakia. By year-end 2000, we expect their networks will be integrated with our network.

  Broadband Services

     We have developed a broad range of services that vary in technology (synchronous digital hierarchy, dense wavelength division multiplexing, Internet protocol), configuration (point-to-point, ring, virtual network services), quality requirements, and geographical reach (domestic, pan-European, transatlantic services). Service innovation and the ability to package and price services flexibly allow us to effectively serve the needs of our customers.

     Our broadband services have the following competitive advantages:

     - Tailored solutions. We have significant experience in tailoring highly customized contract terms and volume discounts that allow our customers to select varying capacity, access, guaranteed availability and contract terms.

     - High capacity cross-border network facilities. Our dense wavelength division multiplexing network provides high capacity cross-border network facilities without requiring customers to invest in network infrastructure or to be constrained by a narrow range of capacity offerings.

     - Diverse routing. Our fiber optic network's diverse, redundant routes are designed to allow us to provide strong performance commitments. On most routes, the fiber optic network has performed at over 99.9% availability.

     - Cost-reduction through advanced technology. We have substantially reduced our unit cost by increasing the available capacity on a fiber pair and deploying advanced dense wavelength division multiplexing technology on the majority of our routes.

     - Uniform network architecture. The uniform technology of our international managed transmission network allows us to provide a better quality and reliability of service as well as uniformity of features throughout our fiber optic network.

     Managed Bandwidth Services. We primarily provide large capacity cross-border European and transatlantic services over an integrated, managed network. Our network, based on dense wavelength division multiplexing and synchronous digital hierarchy technology, provides digital transmission capability upon which a broad range of advanced applications may be run. Our network offers availability, flexibility, reliability and bandwidth speeds not widely available for transport of telecommunications traffic across national borders in Western Europe. Our network is designed to provide customers with a wide variety of bandwidth speeds, ranging from a data transmission rate of 2 megabits per second to a data transmission rate of 2.5 gigabits per second. Access to our network allows our customers to rapidly enter the markets they are targeting while benefiting from its low unit cost.

     We tailor our services to meet the diverse requirements of various customer segments which require two classes of outsourcing levels:

     - Our unprotected ring service provides diversely routed paths on which customers deploy their own termination equipment and perform their own protection schemes. These customers tend to be medium to large carriers and operators that prefer to have control over the physical configuration of their networks. Through its own termination equipment, and using our network capacity, the customer has full control of its different traffic flows. This gives the customer the opportunity to optimize its usage of the available ring bandwidth based on the volume requirements of its individual applications.

     - Our protected services provide domestic and international self-healing point-to-point links managed end-to-end by us. As a result, the customer avoids having to provide for the redundancy of its traffic. We offer customers service level agreements with service guarantees appropriate for mission-critical applications. These guarantees cover on-time service delivery and service availability.

     Depending on the customer's bandwidth and application requirements, these two classes of bandwidth services run on two underlying technologies: either synchronous digital hierarchy technology over dense wavelength division multiplexing (for speeds ranging from 2 megabits per second to 155 megabits per second) or directly on dense wavelength division multiplexing (for speeds ranging from 155 megabits per second to 2.5 gigabits per second, which is expected to be upgraded to 10 gigabits per second in 2000).

     Internet Protocol Transit Services. The current and future growth of the Internet has a significant impact on the carrier business. In addition to increasing the amount of data that is being transported across borders, the Internet influences the transport technologies, the traffic patterns and the segments that require carrier-like services.

     Through our GTS Ebone brand name, we offer to Internet service providers, value added network service providers, multimedia application providers and Web-hosting companies a carrier-grade Internet access service. Ebone Global Carrier Services provides general purpose, congestion free access to the worldwide Internet and Ebone Europe Carrier Services provides low delay, high performance access to the European domain of the worldwide Internet.

     In addition, we are using optical Internet protocol technology to offer in Europe real-time Internet protocol performance that is needed by Internet protocol operators and by voice, fax and video over Internet protocol providers. GTS Ebone Europe Services is the first of a series of future services to fully benefit from the performance offered by optical Internet technology.

     Wholesale Services. We offer competitively priced international switching and transit services, primarily to the "wholesale" international gateway and carrier-to-carrier portion of the international calling market, such as public telecommunications companies, new operators, global alliances and regional telephone companies, global alliances; regional telephone companies, mobile carriers, Internet service providers and second carriers or resellers. Resales of wholesale traffic will enable us to benefit from greater purchasing power and higher network utilization. Our wholesale services include the provision of international call termination in three main areas:

     - Off-net (third party carriers' carrier traffic)

     - On-net (third party carriers' carrier traffic terminating on our network)

     - Mobile (termination of fixed-to-mobile and mobile-to-fixed traffic)

     Although we have contracts with our wholesale customers, these contracts generally do not include minimum usage levels and our wholesale customers generally maintain relationships with a number of telecommunications providers. In several cases, we will also purchase minutes from our wholesale customers as suppliers for termination of our off-network calls. We believe that success in the wholesale business is predicated on high network quality at a low cost base. As we continue to increase the capacity of our fiber optic network, we anticipate that the decrease in our cost base will enable us to price these services more competitively and therefore increase the volume of these services.

  Sales and Marketing

     Voice, Data and Internet Services

     Managing directors in each country are responsible for sales and marketing activities in that country, local business origination, local regulatory compliance and licensing requirements, and the relationship with the local telecommunications companies. The marketing organization in each country is responsible for executing market initiatives, driving product development, market research and analysis, and promotion and advertising.

     Direct sales constitute our principal sales method in the majority of our countries of operation. We support our direct sales effort by telemarketing and telesales, and complement it to a lesser extent by independent sales intermediaries and resellers. In certain markets we market some of our services principally through sales agents. In addition, because we are increasingly focusing on specific industry groups, such as financial institutions, hotels, travel service organizations and transport companies, we have assigned specialists to particular industries. We also have been providing intensive training to enable our sales force to aggressively market e-business services.

     The sales operation in each European country for our voice, data and e-business services is responsible for originating and managing business in its respective local market, and is staffed with employees who understand our philosophy, services and systems and local languages and telecommunications business practices. As of December 31, 1999, we had approximately 435 direct sales people and 73 full-time equivalent telemarketing employees in Western Europe for these services. We have 69 sales offices in 67 cities in the following countries: The United Kingdom, Germany, The Netherlands, Sweden, Norway, Denmark, Spain, France, Belgium, Italy, Ireland, Luxembourg and Switzerland. As of December 31, 1999, we had approximately 125 direct sales personnel in our Central European operations. We have 12 sales offices in 12 cities in the Czech Republic, Hungary, Poland, Romania and Slovakia.

     Broadband Services

     The term of a typical customer agreement for our broadband services currently ranges from one to ten years. Throughout 1999, a number of existing customers have converted from short- to long-term contracts, including 10-year contracts in which revenues are recognized ratably over the life of the contract. We expect that this trend will continue in 2000. In addition, we offer ten year leases which require an up-front payment and produce recurring operation and maintenance charges. Our customer agrees to purchase, and we agree to provide, transmission services. In general our customer agrees to pay certain nonrecurring charges up-front and recurring charges on an annual basis, payable in twelve monthly installments. If a customer terminates a service order prior to the end of the contract term, the customer is generally required to pay us a cancellation charge equal to three months of service for each of the twelve months remaining in the contract term. We typically guarantee transmission services to a specified service level. If such levels are not met or we fail to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable in respect of the relevant link. Our low cost basis is due to, among other things, our network's use of advanced fiber optic cable and electronic equipment permitting high capacity transmission over longer distances between regeneration/amplifier facilities than legacy networks.

PRODUCT DEVELOPMENT

     We seek to develop a wide range of premium quality and innovative value-added services that both meet our customers' current demands and anticipate their future requirements. Our strategy is to develop services that will allow us to further penetrate our existing customer base and to attract new customers with sophisticated international communications and e-business requirements and to capitalize on the combined strength of our pan-European broadband fiber optic network and sales and distribution channels.

     We analyze the market by industry and customer size to address individual customer needs both now and in the future. We develop our services to provide a balanced portfolio that can address the needs of all of our target customers, and, accordingly, our services range from standard telephony services to very high bandwidth solutions for medium, large and multi-national corporations. Additionally, our country managers tailor products to meet the needs of the local customer base.

     We focus on developing services in the fastest-growing segments of the business telecommunications market, such as enhanced voice and data services, corporate network services, Web- and application-hosting and e-business services. Our development efforts will rely on both internal initiatives as well as partnerships with third parties. The partnerships may take the form of joint development, joint marketing and/or reselling agreements. We have already entered into such agreements with leading providers of business-to-business Internet messaging solutions for businesses, Internet service providers and hosting companies. As a way to speed our entry into Web-based services, we are currently exploring several partnerships of the same type with international leaders in their respective fields.

OUR NETWORK INFRASTRUCTURE

  Overview

     Our network infrastructure consists of our pan-European network, our City Enterprise Networks, our interest in the FLAG Atlantic-1 transatlantic fiber optic cable project, our data-and Web-hosting centers and our operations system and support functions. In Europe, our network has 58 carrier points of presence in 30 cities, 18 Internet protocol nodes in 17 cities and 46 switches in 38 cities. The fiber optic network spans approximately 17,000 kilometers and 12 countries. In addition, five intra-city fiber networks are currently operational.

  Network Design

     The design of our pan-European network is based on a layered architecture which separates the physical layer, the optical layer, the transmission layer, the switched layer and the data (Internet protocol) layer of our network with standard interfaces and protocols in order to optimize design and operation and provide flexibility for introducing new technologies, new applications and new services.

     Physical Layer. The physical layer of our pan-European fiber optic network is based on a mesh of dark fiber routes interconnecting cities on our network via at least two or three physically diverse paths for maximum resilience against fiber or facilities failures.

     Optical Layer. The optical layer of our pan-European fiber optic network represents the core of our network and is based on dense wavelength division multiplexing. This layer supports the provision of optical services directly to customers at 2.5 gigabits per second and provides for the operation of multiple synchronous digital hierarchy and/or Internet protocol systems to run concurrently on a single fiber pair in a highly cost efficient manner. The optical layer of our network is based on Ciena 40 wavelength systems with a capacity of 100 gigabits per second on a fiber pair using dense wavelength division multiplexing technology. Dense wavelength division multiplexing, or DWDM, is a technology that allows transmission of multiple waves of light over a single fiber optic strand, thereby increasing network capacity. By using current dense wavelength division multiplexing technology, we are able to derive up to 40 wavelengths per fiber optic pair, each wavelength with a capacity of 2.5 gigabits per second, for a total capacity of 100 gigabits per second over a single fiber optic pair. We will start to deploy on our core network routes, by the second quarter of 2000 and dependant upon traffic demand, a new generation of wavelength division multiplexing systems scalable up to a minimum of 960 gigabits per second.

     Transmission Layer. We are using synchronous digital hierarchy (SDH) time division multiplexing equipment to consolidate, groom and add or drop low and high order traffic coming from our various network components and to support the provision of synchronous digital hierarchy leased line services to customers at data transmission rates ranging from 2 megabits per second to 155 megabits per second. The synchronous digital hierarchy layer of our pan-European fiber optic network runs via dense wavelength division multiplexing channels in our network with a multilayered architecture consisting of multiple synchronous digital hierarchy rings optimized for different traffic characteristics.

     Services using synchronous digital hierarchy technology may include local access capacity between our network point of presence and the customer's point of presence, depending on customer requirements. Services using dense wavelength division multiplexing technology are delivered on a standard basis at our point of presence. On a special project basis and shortly through our City Enterprise Network, dense wavelength division multiplexing services may be expanded to the customer's point of presence.

     Internet Protocol Layer. Backbone links interconnect core pan-European fiber optic network nodes at data transmission rates of 2.5 gigabits per second, providing high quality, seamless Internet protocol connections throughout Europe. Core network routers are deployed in a redundant configuration to ensure maximum reliability. Since we design and operate directly both the optical network layer and the Internet protocol layer, a further optimization of the resulting network architecture is achieved. The Internet application implemented on top of the gigabit Internet protocol platform places us among the prominent Tier 1 Internet service providers in Europe, with direct connections to the other major European Internet backbone providers. For a direct interconnection with major U.S. Internet backbones, two network nodes are deployed in the United States, with high speed connections to the European gigabit backbone. The high performance core Internet protocol network is designed to support a flexible introduction of Internet protocol based value added services at the edge of our network.

     Network Management. We control our pan-European fiber optic network through our main network operations center, located in Brussels. The network operations center can pinpoint potential service problems and can deal with service rerouting, if required, much more effectively than in networks controlled by multiple operators in different countries. Our advanced operational support systems also allow us to manage the large number of network components and local repair organizations required in an extensive international network of this size, as well as for advanced customer care in managing customer operational activities. Our backup paths and management components enable us to recover from individual failures at the optical, synchronous digital hierarchy and Internet protocol layers. Our resilient approach provides for a high level of network performance and reliability. As a result, we are able to enter into strong performance commitments with our customers, and services on most routes of our network have performed at or above 99.9% availability.

     We own substantially all of our network equipment as well as some segments of the fiber optic cable. A substantial part of the fiber is leased on a long-term basis. Long-term leases for fiber are advantageous to us because they reduce the burden of building large quantities of capacity before they can be used. When we lease dark fiber, the infrastructure provider will generally be responsible for maintaining the fiber optic cable. We have entered into agreements with equipment vendors, infrastructure providers and other third parties to supply and/or maintain the equipment for the network.

     Switched Layer. The switched layer of the network consists of 46 voice switches in 38 different cities. We currently have interconnect agreements in eleven countries in Western Europe. We continually evaluate developments in switching technology and products offered by other companies, and will add different platforms which are complementary and beneficial to our service network. We maintain our switches with up-to-date software and ensure their compatibility with the large number of signaling systems in use in the European and United States markets. Using least-cost routing technologies, each switch is programmed to select the most cost-efficient route or carrier for the required destination. We also employ dynamic compression equipment to improve utilization of our most costly transmission lines.

  Network Capacity

     Our pan-European fiber optic network includes Ciena 40 dense wavelength division multiplexing systems on a substantial majority of our routes. By mid-2000, we expect that all our routes will be dense wavelength division multiplexing based with a data transmission rate of at least 100 gigabits per second per fiber pair. This 100 gigabits per second allows for synchronous digital hierarchy and Internet protocol systems of 2.5 gigabits per second to be installed only when required, thus providing for efficient management of capital investment.

     We will deploy on our core pan-European fiber optic network routes, during 2000 and dependent upon traffic demand, per core route a new generation of wavelength division multiplexing systems scalable up to a minimum of 960 gigabits per second. These systems will be able to handle wavelengths at 2.5 and 10 gigabits per second allowing us to increase the amount of bandwidth carried per fiber pair as well as to reduce interface prices in both wavelength division multiplexing and client layer equipment. We plan to extend capacity in the core portion of our network by developing an additional ring connecting London, Paris, Amsterdam, Frankfurt, Dusseldorf and Brussels with cable duct accommodating up to 144 fibers. We also plan to install transmission equipment on a second, currently installed fiber pair on a number of routes in our network to expand the transmission capacity of those routes.

  Network Agreements

     We have entered into agreements and letters of intent with various infrastructure providers for construction and/or leasing of dark fiber for portions of our pan-European fiber optic network. Our agreements for leases of portions of our pan-European fiber optic network typically require the infrastructure provider to provide a certain number of pairs of dark fiber and in some cases facilities along the network route commencing on dates we provide. The term of a lease agreement generally ranges from 10 to 18 years. An agreement typically contains optical specification standards for the fiber and methods of testing. We are allowed to use the cable for the transmission of messages and other purposes, including increasing capacity. The infrastructure provider is responsible for maintenance of the cable facilities. The infrastructure provider may also provide space for the location of our equipment and related maintenance. The agreements typically provide for termination by the parties only for material breach, but allow the breaching party 90 days to cure the breach. The agreements typically contain a transition period after termination of the agreement to allow us to continue to serve our customers until we can reach agreement with an alternative infrastructure provider. In certain areas of our network where it is not possible to lease dark fiber (which we do not expect to exceed more than 10 percent of our network), we have signed agreements or letters of intent for the right to use managed bandwidth. The terms of these agreements typically range from 10 to 25 years.

     We are also deploying our pan-European fiber optic network along the rights-of-way of a variety of alternative sources, including railways, motorways, waterways, pipelines and utilities. We constantly evaluate multiple alternative infrastructure suppliers in order to maximize our flexibility. Many portions of our pan-European fiber optic network utilize long term rights-of-way agreements with landowners.

  City Enterprise Networks

     We currently operate five City Enterprise Networks in Paris, Budapest, Prague, Berlin and Geneva. We expect to have intracity fiber networks deployed in the following eight additional cities by year end 2000: Frankfurt, London, Madrid, Amsterdam, Stockholm, Milan, Zurich and Vienna. We are also evaluating construction of City Enterprise Networks in the following additional cities:
Brussels, Munich, Barcelona, Stuttgart and Dusseldorf.

     Each City Enterprise Network will be designed to connect, within a city, its major telecommunications transmission centers, including points of presence on our pan-European fiber optic network, our other points of presence in such city, telehouses, Internet exchange points and, where economically feasible, our existing customers' points of presence in that city.

     Relying on our own local infrastructure in key cities through our City Enterprise Networks will allow us to reduce operating expenses (by avoiding or reducing our payments to local access providers) and to enhance the robustness of our network (through end-to-end network management and compatibility of the City Enterprise Networks with our existing network). Such fully integrated networks of intracity and intercity connectivity will, we believe, appeal to our customers in need of managed bandwidth services. We also plan to introduce wavelength services, also known as optical subnetworks, during the buildout of our City Enterprise Networks. In addition, we plan to add fiber "subrings" to the core of our City Enterprise Networks to extend our geographic reach. We will also connect our data and Web-hosting centers to the initial core rings. By offering co-location and data and Web-hosting capabilities as a bundled service with our broadband network capabilities, we intend to attract Web-centric and media-centric companies to our network without procuring expensive services from local access providers.

     Each City Enterprise Network will, subject to regulatory constraints and market conditions, consist of up to 144 fiber pairs in underground ducts that we will buy, lease or lay. We believe this high number of fiber pairs is justified by the economies of the short distance environment of city centers and the higher numbers of connection points to link customers to the network. We also expect to install dense wavelength division multiplexing equipment to enhance the efficiency of the City Enterprise Networks. Our intracity network rings in Western Europe will eventually connect customers at data transmission rates of up to 2.5 gigabits per second.

  The Transatlantic Expansion of our Fiber Optic Network

     We currently provide connectivity from Europe to the United States through capacity leased from third parties. In January 1999, through a subsidiary, we entered into an agreement with FLAG Telecom to establish a 50/50 joint venture to build and operate the world's first transatlantic dual cable system designed to carry voice, high speed data and video traffic at data transmission rates of up to 2.4 terabits per second. The joint venture has announced that this high capacity fiber optic link between Europe and the United States, which is called FLAG Atlantic-1, is expected to begin offering unprotected services in the first quarter of 2001 and fully protected services in the second quarter of 2001. The joint venture plans to offer a direct link between the New York City area, London and Paris.

     On October 13, 1999, we announced that we had committed to purchase one dedicated fiber pair on FLAG Atlantic-1. By owning this fiber pair, we will acquire capacity of 70 gigabits per second upgradeable to a maximum capacity of 400 gigabits per second of fully protected capacity (or 800 gigabits per second of unprotected capacity) from the New York City area directly to our network in Europe. This supply of capacity will allow us to accommodate the growing volume of transatlantic traffic at a competitive low cost base. We expect to commence service on our fiber pair at the same time that FLAG Atlantic-1 begins offering services. Finally, we have identified the need to be able to offer services beyond the New York City area, our current point of presence in the United States. We therefore expect to lease substantial network capacity connecting several key U.S. markets by the end of 2000.

  Data- and Web-Hosting Centers

     Our strategy is to expand our Internet services portfolio by deploying data and Web-hosting centers on our network near key public Internet exchange points. This will establish the necessary facilities to undertake data and Web-hosting services and facilitate the provision of e-business solutions. These centers will allow us to meet the end-to-end needs of the providers of Web and media-centric content and applications who are leading the rapid growth of the Internet and multimedia related segments of our target markets in Europe. Thus, in addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their e-business activities and provide peering arrangements.

     By mid-2000, we expect to establish data and Web-hosting capability in London, Frankfurt, Paris and Amsterdam. We intend to construct, or arrange for capacity at, up to nine additional data and Web-hosting centers during the next two years. These facilities will be specifically designed to offer high speed access to our network and provide co-location, dedicated and shared data- and Web-hosting services.

     We will offer high performance distribution of bandwidth-intensive multimedia applications and regional content through our extensive peering arrangements. Our networked data- and Web-hosting centers are a key component of the infrastructure required to serve the future needs of our customer segments. Additional benefits of the data and Web-hosting centers include:

     - Providing Internet service providers with telehousing and managed services for their Internet protocol routers and servers;

     - Providing a NT or UNIX based server, allowing Internet service providers and Web-centric companies to take full advantage of our expertise in traffic and server management; and

     - Providing shared server management, offering an entry solution to emerging Internet service providers and Web-centric companies at a reasonable cost.

     Increasing Internet demand is driving Internet service providers to co-locate their servers and Internet protocol routers closer to their customers, thereby improving their network reach and performance. Data-and Web-hosting centers directly connecting Web servers to an Internet protocol backbone remove the bottlenecks associated with traditional hosting facilities. In addition, increasing demand for Web content is driving Web-centric companies to locate servers at those facilities to ensure superior Internet connectivity. Our data- and Web-hosting centers will offer seamless and scalable Internet connectivity for emerging Internet service providers and Web-centric companies, offering a direct connection to our pan-European seamless network at bandwidths of initially 2.5 gigabits per second, with upgrades up to 10 gigabits per second. We believe that offering data- and Web-hosting services will provide opportunities to cross-sell services on our fiber optic network, thereby improving customer retention and enabling us to address new target segments.

  Operations, Systems and Support

     Our operations, systems and support functions consist of two main areas: customer care and billing and network operating services and systems. In performing our operations functions, we work with particular companies and sub-contractors that we believe are committed to maintaining our industry-leading service offerings.

     We seek to provide premium customer care throughout our business. Our customer care and billing system provides us with extensive customer information which is critical to customer retention and account growth.

     We have, or are in the process of, integrating the various legacy operating and support systems which we have inherited through our recent acquisitions in order to form a single, uniform, centralized billing platform that will enable us to execute our business plan. This platform is being installed in two phases. The first phase was completed in December 1999 and completion of the second phase is expected in June 2000.

OUR OPERATIONS IN RUSSIA AND OTHER COUNTRIES OF THE CIS -- GOLDEN TELECOM

     Through our majority owned subsidiary, Golden Telecom, Inc., we provide telecommunications services to business customers and telecommunications operators in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia and other countries of the CIS. The services that Golden Telecom provides include international long distance services, domestic long distance services, cellular services, high speed data transmission, Internet access and local access services. Dedicated and leased capacity supplements our own infrastructure, allowing us to bypass the severely congested and poorly maintained local, domestic and long distance circuits of the Russian and Ukrainian carriers.

     Golden Telecom seeks to integrate and co-market the service offerings of its subsidiaries, utilizing TeleRoss as the long distance and local access provider as well as the data communications and Internet access network for business applications and on-line services, Sovintel as the international gateway, and Golden Telecom's Mobile Services for additional local access. This integrated marketing approach enables Golden Telecom to provide comprehensive telecommunications solutions to multinational corporations operating throughout Russia and other independent countries of the CIS. In addition, in February 2000,

Golden Telecom entered into a fifteen-year lease with Sonera Corporation for broadband fiber optic capacity from Moscow to Stockholm. Golden expects this link will be operational during the first quarter of 2000. This link will provide Golden Telecom and its customers with access to complementary broadband and data networks in Europe and beyond, including our network.

COMPETITION

     The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still dominant incumbent telecommunications operators which own and operate fully built networks and infrastructure, as well as an increasing number of new market entrants.

     The markets for managed bandwidth services, local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the e-business services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors may force us to lower our prices or modify our service offerings to remain competitive.

     In each of our current markets where we provide voice, data and Internet services, we compete primarily with the national public telecommunications providers. Other competitors of Business Services include private multinational consortia as well as microwave and satellite carriers, mobile wireless telecommunications providers, cable television companies, utilities and competing local telecommunications providers and other medium-sized carriers and resellers in Europe. Some of our competitors have established their own switch sites and operate their own networks. Competitors in this segment include MCI WorldCom, COLT, Viatel and RSL, which compete in multiple countries, and country-specific competitors such as Energis (UK), Arcor (Germany), Telfort (The Netherlands), Retevision (Spain), Infostrada (Italy) and Cegetel (France). These providers are generally more entrepreneurial than the public telecommunications operators and other dominant providers and sometimes bring experience from more mature markets. Like us, these providers often target small, medium and large-sized business customers or other market niches. As we roll-out our suite of services supporting e-business activities of potential customers, we also expect to enlarge the number of competitors we will be facing. These will include a number of international companies as well as country-specific competitors.

     For our broadband customers, we compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc, Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Some of these entities have announced plans to construct, have begun to construct or are operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, provide transatlantic connectivity, in competition with our network and our planned City Enterprise Networks.

HISTORICAL OVERVIEW

     We were founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. We incorporated as a for-profit corporation in 1986, and reincorporated in Delaware in 1993 and changed our name to Global TeleSystems Group, Inc. in February 1995. Our principal business office is located at 4121 Wilson Boulevard, 8th floor, Arlington, Virginia 22203, United States, and our telephone number is (703) 236-3100.

     From our inception until 1998, we focused on (1) providing telecommunications services in emerging markets, particularly in Russia and Central Europe and (2) establishing and developing Global TeleSystems Europe B.V. ("GTS Europe B.V"), formerly known as Hermes Europe Railtel B.V., our subsidiary which deployed the first high speed fiber optic network across Western Europe and provides a range of bandwidth and internet protocol services to traditional and emerging communications companies.

     After our initial public offering in February 1998, we adapted our strategy to address the effects of the economic crisis in emerging markets, particularly Russia, the emergence of the Internet Protocol as a widely accepted transport protocol and the deregulation of the provision of telecommunications services to end-users in Western Europe. We sought to build on the success of our pan-European fiber optic network by developing a plan to provide telecommunications services directly to businesses and other end-users. Accordingly, in late 1998 and in 1999, we acquired four companies that provided such services to businesses and other high usage customers in Western Europe:
GTS (Europe) Ltd. (formerly Esprit Telecom Group plc), NetSource, Omnicom and InTouch. In addition, in order to position ourselves as a Tier-1 Internet service provider in Europe and target the higher growth European Internet market, we acquired Ebone.

     The former Ebone, GTS (Europe) Ltd., NetSource, Omnicom and InTouch businesses are included within our operations. These acquisitions have provided us with a significant business customer base and sales and distribution network across Western Europe, as well as switches, routers and other infrastructure, and, combined with our Central European operations, position us to offer an expanded service portfolio of data, Internet and other business applications to our business customers.

     On September 30, 1999, we contributed all of our Russian and CIS operations to a newly formed subsidiary, Golden Telecom, Inc., which effected an initial public offering of its common stock on October 5, 1999. We currently own approximately 62.6% of the common stock of Golden Telecom.

NETCOM ACQUISITION

     On February 18, 2000, GTS completed its acquisition of Netcom Internet Limited ("Netcom") for purchase consideration of approximately $91.5 million in the form of the issuance of our common stock. Netcom is an Internet service provider in the United Kingdom, which provides dedicated and dial-up Internet access, Web-hosting, server co-location, Internet protocol virtual private networks and other services. Netcom currently serves over 3,600 Web-hosting customers, approximately 600 dedicated and high-speed Internet access customers and 14,000 subscription-based Internet dial-up Internet access customers. Netcom had approximately $12 million in revenues in calendar year 1999.

                         LICENSES AND REGULATORY ISSUES

OVERVIEW OF EU TELECOMMUNICATIONS LAW AND POLICY

     The EU has progressively liberalized its telecommunications markets over the past decade. In 1990, the EU adopted two measures: the Open Network Provision Framework Directive and the Services Directive. These two directives set forth basic rules for access to public telephone networks and required the liberalization of the provision of all telecommunications services within the EU except for certain "reserved services", including voice telephony.

     In 1992, the EU adopted the Open Network Provision Leased Line Directive, which requires the incumbent operators to lease lines to competitors and end-users at cost-oriented prices, and to establish cost accounting systems for these products by the end of 1993. Even though most EU member states have established regulatory frameworks requiring incumbent telecommunications operators to lease lines to competitors and end-users, we believe that, in some EU member states, such lines are not yet being offered at cost-orientated prices.

     In 1996, the EU adopted the Full Competition Directive, which requires EU member states to permit the provision of telecommunications services, other than reserved services, over (1) networks established by the provider of the services, (2) network infrastructure provided by third parties or (3) by means of sharing of networks from July 1996. Since then, there has been an increasing supply of such capacity offered at attractive prices from such alternative suppliers. The Full Competition Directive also established January 1, 1998 as the date by which all EU member states must remove all remaining restrictions on the provision of telecommunications services, including voice telephony. A number of EU member states were granted a delay in implementing the Full Competition Directive. The only EU member state that is still subject to the derogation is Greece, whose derogation expires December 31, 2000.

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

     In June 1997, the EU adopted a directive that governs the manner in which public network operators and service providers interconnect with the incumbent telecommunications operators' public networks. Among other things, this directive requires EU member states to ensure that incumbent telecommunications operators with significant market power should provide interconnection on the basis of cost-oriented charges.

     In April 1997, the EU adopted a directive on a common framework for general authorizations and individual licenses in the field of telecommunications services, including networks. Licenses must be awarded through open, non-discriminatory and transparent procedures and applications are be required to be dealt with in a timely fashion. The number of licenses may be restricted only to the extent required to ensure the efficient use of scarce resources, such as radio frequencies or numbers.

     In February 1998, the EU adopted a directive on the application of the Open Network Provision to voice telephony and on universal service.

     In September 1998, the EU adopted amendments to its June 1997 directive on interconnection mandating the introduction of number portability and carrier preselection (or equal access) by incumbent telecommunications operators with significant market power by January 1, 2000. In December 1999, the EU Commission granted the UK a deferment of its obligation to introduce carrier preselection until April 1, 2000.

     In October 1999, the EU Commission opened an investigation into the condition of the provisioning and pricing of leased lines. The aim of the investigation is to establish whether current telephone company practices infringe EU competition rules.

     We believe that the adoption of the Full Competition Directive and the various related directives adopted by the EU have resulted in the removal of most regulatory barriers to the establishment and operation of telecommunications infrastructure in the countries of the EU where we currently operate.

     However, some EU member states are still in the initial stages of liberalizing their telecommunications markets and establishing competitive regulatory structures suitable for a competitive environment. For example, some EU member states have only recently established a national regulatory authority. In addition, the implementation, interpretation and enforcement of EU directives differs significantly among the EU member states. While some EU member states have embraced the liberalization process and achieved a high level of openness, others have delayed the full implementation of the directives and maintained various restrictions on full competition.

     Member states of the EU are bound as a matter of international law to comply with certain multilateral trade rules and regulations. On February 15, 1997, over 60 members of the World Trade Organization committed to open their telecommunications markets for basic telecommunications services to foreign competition and ownership and to adopt regulatory measures designed to protect foreign telecommunications providers against anticompetitive behavior by domestic incumbent telecommunications operators. For most parties, these commitments took effect on February 5, 1998 (including the EU member states). We believe that this Agreement will contribute to the creation of a more competitive environment internationally. Specifically, it will result in downward pressure on call termination charges outside the EU. For a discussion of the regulatory risks involved, see "-- Certain Considerations Generally Applicable to Our Company -- Delays in regulatory liberalization in EU member states could adversely affect our service offerings in those countries."

     As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services and deploy our network. Local laws and regulations and the interpretation of such laws and regulations differ significantly among the jurisdictions in which we operate. For a discussion of the regulatory risks we face, see "-- Certain Considerations Generally Applicable to Our
Company -- Delays in liberalization of the EU telecommunications market may adversely affect execution of our business strategy."

NETWORK AND SERVICE LICENSES

     We require licenses, authorizations or registrations in almost all countries to operate our network and provide our service. Licenses, authorizations or registrations have been obtained in Austria, Belgium, Czech Republic, Finland, France, Germany, Italy, Luxembourg, The Netherlands, Spain, Sweden, Switzerland, the United Kingdom and the United States. No license or authorization is required to operate our network in Denmark. We intend to file applications in other countries in anticipation of service launch in accordance with our network roll-out plan.

     A summary discussion of the regulatory framework in certain countries where we have developed and are developing our network is set forth below. This discussion is intended to provide a general outline, rather than a comprehensive discussion, of the more relevant regulations and current regulatory posture of the various jurisdictions.

     As a result of our acquisition of a number of existing telecommunications operators, we hold licenses through several of our subsidiary companies. We are in the process of reviewing our current licenses with a view to achieving the maximum benefit from these licenses, and reorganization of some of our operations may result. The following description presents a consolidated view of our licensing position and does not reflect the position of any single company within our group.

     Austria. The Austrian telecommunications market was fully liberalized in January 1998. We have been granted concessions to build and operate our network, including City Enterprise Networks, and provide our services throughout Austria.

     Belgium. We have been granted licenses to build and operate our network and provide managed bandwidth and related services in a zone which includes approximately 92 population centers in Belgium. Extension of our network, including deploying City Enterprise Networks, requires previous notification to the Belgian regulatory authority in order to amend the geographical scope of our licenses. We have also been granted licenses to provide telephony services throughout Belgium. The licenses are valid for 15 years from the date of issue.

     Czech Republic. We were granted a license for the provision of our international services on October 6, 1999. The license is valid for 10 years.

     Denmark. The Danish telecommunications market was fully liberalized in July 1997. Under Danish law, we do not require a telecommunications license to build and operate our network in Denmark. In addition, we are registered as a provider of public telecommunications services.

     Finland. The Finnish telecommunications market was fully liberalized in June 1997. We are registered to build and operate our international network and provide international services.

     France. The French telecommunications market was fully liberalized in January 1998. We have licenses to build and operate our network, including City Enterprises Networks, and provide managed bandwidth and related services in France. We also have licenses that permit us to provide public telephony services in France. In addition, we have been granted one of seven available one digit carrier selection code by the French regulatory authority. In exchange for the grant of the one digit code, certain network deployment obligations have been imposed on us. We are now in the process of building out a national network in France. The licenses are valid for a 15 year period from the date of issue. Our joint venture Flag Atlantic-1 has applied for a separate license that will allow it to build and operate its network in France. See "Legal Proceedings."

     Germany. The German telecommunications market was fully liberalized in August 1996. We have licenses to build and operate our network, including City Enterprise Networks, and provide managed bandwidth and related services in Germany. We also hold licenses to provide public telephony services in Germany.

     Ireland. The Irish telecommunications market was fully liberalized in December 1998. We have been granted a license to build and operate our network and provide our services in Ireland. The license is valid for 15 years from the date of issue.

     Italy. Although in the past Italy has been dilatory in implementing EC liberalization measures, full liberalization occurred in January 1998. We have been granted licenses to build and operate our network, including City Enterprise Networks, and provide our services throughout Italy. The licenses are valid for 15 years from the date of issue.

     Luxembourg. The telecommunications market of Luxembourg was fully liberalized in July 1998. We have licenses to build and operate our network and provide managed bandwidth and public telephony services in Luxembourg. The licenses are valid for 30 years from the date of issue.

     The Netherlands. The Dutch telecommunications market was fully liberalized in July 1997. A new Telecommunications Act came into force in December 1998. The new act confirmed the full liberalization of the Dutch telecommunications market. We have registered to build and operate our network, including City Enterprise Networks, and provide our services throughout the Netherlands.

     Norway. Although Norway is not a member state of the EU, the Norwegian telecommunications market is considered to be open to competition. We have registered to build and operate our network and provide our services in Norway.

     Spain. The Spanish telecommunications market was fully liberalized in December 1998. We have licenses to build and operate our network, including City Enterprise Networks, and provide managed bandwidth and related services in Spain. We also hold licenses that allow us to provide public telephony services in Madrid, Barcelona, Bilbao, Gerona and Valencia. The licenses are valid for 20 years from the date of issue and can be renewed for a maximum of 50 years.

     Sweden. The Swedish telecommunications market was full liberalized in 1993. A new Telecommunications Act was adopted in 1997 to reinforce the powers of the national regulatory authority, to ensure conformity with EU Directives and to supplement the pre-existing licensing regime with a general authorization regime for certain services. Our registrations with the Swedish national regulatory authorities allow us to build and operate our network, including City Enterprise Networks, and provide our services throughout Sweden.

     Switzerland. A new Swiss Telecommunications Law entered into force in January 1998. Although Switzerland is not a member state of the EU, the law largely mirrors the EU telecommunications liberalization directives. From that date, the existing voice telephony monopoly was abolished and the provision of competing services fully liberalized. We have a concession to build and operate our network, including City Enterprise Networks, and provide managed bandwidth and related services in Switzerland. We also have a license that permits us to provide public telephony services in Switzerland. The licenses are valid for 10 years from the date of issue.

     United Kingdom. Since the elimination in 1991 of the UK telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of OFTEL,the UK regulatory authority, to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The United Kingdom telecommunications market is liberalized beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. As noted above, the UK has been granted a deferment of its obligation to introduce carrier preselection until April 1, 2000. OFTEL is currently in consultation with British Telecommunications and other interested parties on plans for the sharing of costs of a temporary carrier preselection solution pending development of a permanent solution to be phased in by 2001.

     We have been granted licenses to build and operate our network, including City Enterprise Networks, and provide our services throughout the United Kingdom. Our joint venture FLAG Atlantic Limited has received a license that will allow it to build and operate its network in the United Kingdom. The license is valid for 25 years from the date of issue.

     United States. The Federal Communications Commission ("FCC") granted us a license, as amended, pursuant to Section 214 of the Communications Act of 1934 authorizing us to provide limited global facilities-based and global resale services, (subject to the terms and conditions imposed by the law and authorization). The Section 214 authorization does not allow us to offer U.S. services between the United States and Hungary, Poland, the Czech Republic, Romania, Monaco, Russia, Ukraine, Kazakhstan, Uzbekistan, Azerbaijan, China and India. We subsequently filed an application with the FCC for a Section 214 authorization to provide international facilities-based and resale service between the United States and the latter countries. The FCC issued a public notice stating that the portion of the application relating to service between the United States and Russia was removed from stream line processing, and that the remainder of the application was granted.

     We also hold a license issued by the FCC Section 214 of the Communications Act of 1934. Subject to certain restrictions, the Section 214 authorization permits us to originate and terminate facilities-based and resold private line and switched telecommunications services in the United States, including among other things, reselling international private lines interconnected at both ends to the public switched telephone network on the United States-United Kingdom route for the provision of switched services. Under the FCC's rules, such interconnected private lines may at present be used only for switched traffic that either:

          (1) originates in the United Kingdom and terminates in the United States or vice versa;

          (2) originates in the United States, the United Kingdom, Canada, New Zealand, Australia, Sweden, The Netherlands, France, Germany, Belgium, Denmark, Norway, Luxembourg, Austria, Switzerland, Japan, Italy, Ireland and Hong Kong and terminates in another of those countries, having been routed through the third country via private lines; or

          (3) uses the interconnected international private lines to reach a switching hub.

     This third routing arrangement, termed "switched hubbing," may involve several configurations:

          (1) traffic originates in the United States, is carried via private lines to the United Kingdom and is routed through a switch to points beyond the United Kingdom;

          (2) traffic originates in the United Kingdom, is carried over private lines to the United States, and is routed through a switch to points beyond the United States; or

          (3) traffic originates in points beyond the United States or the United Kingdom and is routed via a United States or United Kingdom switch to terminate in another country (provided that no traffic originates or terminates in a country that we are not authorized to serve). With respect to switched hubbing traffic originated or terminated on the GTS (Europe) Ltd. Network at switches in EU member states other than the United Kingdom, domestic laws of such EU member states require that the leased lines be interconnected with the public switched telephone network at one end only. In addition, the FCC has not made any pronouncement about the legality of switched hubbing arrangements where the carrier in the destination country does not consent to receiving traffic indirectly from the originating country and does not realize the traffic it receives from the "hub" country is actually originating from a different country.

     Under the Act Relating to the Landing and Operation of Submarine Cables in the United States of May 27, 1921, all submarine cable systems that connect to the United States must obtain a landing license granted by the President of the United States. Presidential authority for such licenses has been delegated to the FCC. Our joint venture FLAG Atlantic-1 has obtained its license to land and operate a private fiber optic submarine cable extending between the United States and the United Kingdom and France.

     We do not require any authorization to provide state-to-state services within the United States. We expect to be able to obtain any license that may be required to be issued by a state regulatory commission to provide services between points within a single state.

     We intend to file additional applications or license extensions authorizing us to provide our services and deploy and operate our network in anticipation of service launch in accordance with our network roll-out plan. With the exception of countries that are members of the EU and whose laws must comply with EU Directives, many countries have not liberalized their telecommunications sector. We cannot assure you that they will do so in a timely manner or at all. In addition, the terms and conditions of our licenses, authorizations or registrations may limit or otherwise affect our scope of operations. We cannot assure you that (1) we will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services we currently provide and plan to provide, (2) such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or (3) the licenses, authorizations or registrations required in the future can be obtained by us. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on us.

  Internet Protocol Transport

     At present there is no general consensus on the regulatory position of Internet protocol transport services in Europe and the United States. Currently, Internet protocol transport services are generally treated as unregulated or, in some European countries, as a telecommunications service subject to minimal regulatory requirements. We cannot assure you that Internet protocol transport services will not be regulated in the future in Europe or the United States. We will continue to monitor regulatory developments that may affect Internet protocol transport operations.

  Data- and Web-Hosting

     The laws relating to the regulation and liability of companies providing data- and Web-hosting services in relation to the information carried or disseminated through their services are in the process of development in Europe. In England, for example, a recent court decision held an Internet service provider liable for certain allegedly defamatory content carried through its network under factual circumstance in which the Internet service provider had been notified by the complainant about the message which the Internet service provider had failed to delete when asked to do so by the complainant. Decisions, laws regulation and content liability may significantly affect the services we intend to offer. We will continue to monitor the developments that may affect these services.

GOLDEN TELECOM

     Telecommunications operators in Russia are regulated by the Russian Ministry of Communications, and its subordinated bodies, Gossvyaznadzor and the State Radio Frequency Commission. As a practical matter, these telecommunications authorities generally regulate telecommunications operators within the scope of their authority to issue licenses and permits and conduct periodical compliance inspections.

     The Communications Law sets out a legal and regulatory framework for the sector. It also sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.

     The Communications Ministry issues licenses to provide telecommunications services on the basis of a decision by its subordinated body, the Licensing Commission. The Communications Ministry has generally issued no new licensing regulations since the enactment of the Communications Law, and in practice the Communications Ministry continues to issue licenses based on general regulations applicable to any licensing activity in Russia, except to the extent such regulations have been modified by licensing regulations with respect to cellular services. According to the general licensing regulations, licenses for rendering telecommunications services may be issued and renewed for periods which range from 3 to 10 years and several different licenses may be issued to one person. Under the subsequently adopted cellular licensing regulations, licenses for rendering cellular services may be issued only on the basis of a competitive tender for longer periods ranging from five to 15 years. Once the licenses are received, the licensee is required to register its right to hold and operate under the license with Gossvyaznadzor, the national authority responsible for monitoring compliance with regulatory and technical norms. Renewals may be obtained upon application to the Communications Ministry and verification by appropriate government authorities that the licensee has conducted its activities in accordance with the licenses. Officials of the Communications Ministry have broad discretion with respect to both the issuance and renewal procedures. The Communications Law and general licensing regulations provide that a license may not be transferred or assigned to another holder. Cellular service licenses obtained through competitive tender are freely assignable.

     Regional authorities also exercise influence in the issuance of AMPS licenses, partly because AMPS has been designated a "regional standard." In August 1995, the Russian government created Svyazinvest, a holding company, to hold the federal government's interests in the majority of Russian local telecommunications operators. In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia, exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

     Telecommunications laws and regulations in Ukraine, while relatively less developed and less comprehensive, are similar in many respects to those of Russia, but are subject to greater risks and uncertainties. Regulations currently prohibit foreign entities from directly owning more than 49% of any telecommunications operating company. Our Ukrainian joint venture agreements provide Golden Telecom with the option of purchasing an additional 1% of the cellular network if these rules are liberalized. The Ukrainian government has imposed substantial frequency permit fees in connection with providing GSM service in Ukraine, and Golden Telecom (Ukraine) has paid a one-time $2.9 million frequency license fee on Golden Telecom (Ukraine)'s license. We cannot assure you that additional fees will not be imposed in the future upon the reissuance and/or renewal of such license or for the continued use of assigned frequencies, nor that the increase in fees will not be implemented again. Ukrainian international operators are also required to make yearly investments into PTSN as a condition of their international licenses. For a comprehensive discussion of these regulatory risks, see also "Certain Considerations Generally Applicable to Our Company -- Considerations Related to Golden Telecom -- Turmoil in Russia and the CIS creates significant uncertainty for Golden Telecom's operations."

EMPLOYEES

     On December 31, 1999, we had approximately 2,900 employees, excluding approximately 1,800 persons employed by Golden Telecom. We believe our relations with our employees are good.

CERTAIN CONSIDERATIONS GENERALLY APPLICABLE TO OUR COMPANY

  Competitors with greater resources may adversely affect our revenues

     The markets for managed bandwidth services, local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant incumbent telecommunications operators as well as an increasing number of new market entrants. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the IP services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors have forced us, and may continue to force us, to lower our prices or modify our service offerings to remain competitive. We cannot assure you that we will be able to effectively market our expanded service offerings, keep prices at a profitable level or attract and retain customers. Specifically, prices for domestic and international long distance calls have decreased substantially over the last few years in most of our current and potential markets. We anticipate continued pricing reductions by our competitors, and, accordingly, expect the prices for our bandwidth services and voice services to continue to decrease for the foreseeable future. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources.

  Competition for customers of our voice, data and Internet services

     Competitors for these customers include large established national carriers, alliances among telecommunications companies, competitors that own equipment and networks, companies that purchase and resell the services of other carriers, Internet service providers and other providers of bundled services. We may also face competition from cable television companies, wireless telephone companies, microwave carriers and satellite companies. Many of these competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources. Our medium-to-large-sized business and governmental agency customers may also be reluctant to entrust their telecommunications needs to what they perceive to be a relatively new and unproven operator.

     In the area of e-business services, our current and prospective competitors include the public telephone operators, other national, regional and local Internet service providers, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. In addition, several major European cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on innovative technologies to upgrade their networks. Several announcements have also recently been made by other alternative service companies approaching the Internet connectivity market with various wireless terrestrial and satellite-based service technologies.

     Recently, there have also been several announcements regarding the planned deployment of broadband services for high speed Internet access by telecommunications companies, including KPN Qwest B.V. and others. These services would include new technologies such as digital subscriber lines. These providers have initially targeted the residential consumer. However, it is likely that their target markets will expand to encompass business customers, which is our target market. This expansion could adversely affect the pricing of our service offerings. Moreover, a number of free ISP services have recently been introduced and some Internet service providers are offering free personal computers to their subscribers. These trends could have a material adverse effect on our business, financial condition and results of operations.

  Competition for customers of our broadband services

     With respect to our broadband services, we compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc, Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Some of these entities have announced plans to construct, have begun to construct or are already operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, provide transatlantic connectivity. These existing and future networks do or will compete with our network and our planned intracity fiber networks.

OUR COMPETITIVE POSITION AND ABILITY TO PROVIDE SERVICES MAY BE COMPROMISED BY OUR DEPENDENCE ON OTHER TELECOMMUNICATIONS SERVICE PROVIDERS

     We need to enter into interconnection agreements with large established national carriers operating in our target markets. We also rely on local service providers to provide local access services to enable our customers to link to our fiber optic network. We may also need to enter into agreements which permit us to place our equipment at the facilities of such third parties and/or lease telecommunications transport capacity from such third parties. Failure to enter into interconnection and other agreements which provide satisfactory pricing and other terms could affect our ability to compete in a targeted market. In addition, we have experienced delays in provisioning of local access services to enable our customers to connect to our network. We continue to experience provisioning delays that will delay our ability to provide services contracted for by the customer and therefore defer our recognition of revenue to later periods.

WE MAY EXPERIENCE A POTENTIAL LACK OF CUSTOMER DEMAND

     Although we have been delivering services to a number of customers and have experienced demand for services in the past, we cannot assure you that customer demand for services over our network will continue to grow. Further, we cannot assure you that there will be enough customer demand to realize the anticipated cash flow, operating efficiencies and cost benefits of our network.

EUROPEAN USE OF THE INTERNET, ELECTRONIC COMMERCE, DATA TRANSMISSION SERVICES, MULTIMEDIA AND OTHER BANDWIDTH INTENSIVE APPLICATIONS MAY NOT INCREASE AS WE EXPECT

     Our business plan assumes that European use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth-intensive applications will increase substantially in the next few years, in a manner similar to the increased use in the United States market in the past few years. If the use of data transmission services, multimedia and bandwidth-intensive applications in Europe does not increase as we anticipate, demand for many of our value added services, including managed bandwidth services, Internet protocol transit services and data- and Web-hosting services, will be lower than we currently anticipate. Reduced demand for our services would have a negative effect on our pricing power and our financial condition.

SUBSTANTIAL ADDITIONAL CAPITAL IS REQUIRED TO EXPAND OUR NETWORK

     We will require significant amounts of capital to develop and expand our network. We expect to incur between $900 million and $950 million through 2000 in additional capital expenditures, including capital lease obligations, to expand the reach and capacity of our network, construct intracity fiber networks, deploy data-and Web-hosting centers in our target metropolitan markets, expand our e-business services offering, and purchase equipment to upgrade the capacity of the dedicated fiber pair we have purchased on the FLAG Atlantic-1 transatlantic fiber link. However, the actual amount and timing of our future capital requirements may differ from our estimates. Thus, additional financing may be needed to expand the reach and capacity of our network, to construct our intracity fiber networks, deploy data- and Web-hosting centers, fund initiatives related to our e-business services offering, to purchase equipment to upgrade the capacity of the dedicated fiber pair we have purchased on the FLAG Atlantic-1 transatlantic fiber link and for general working capital purposes. We cannot assure you that such additional financing will be available on terms acceptable to us or at all. If we fail to obtain this financing, we might have to delay or abandon our plans for expanding the reach and capacity of our network, constructing our intracity fiber networks, deploying data- and Web-hosting centers, expanding our e-business services offering, and purchasing equipment to upgrade the capacity of the dedicated fiber pair that we have purchased on the FLAG Atlantic-1 transatlantic fiber link. Delaying or abandoning these plans could have a material adverse effect on our financial condition.

OUR ACTUAL COSTS AND REVENUES MAY VARY FROM WHAT WE EXPECT THEM TO BE

     Our revenues and the costs of expanding the reach and capacity of our network, constructing our intracity fiber networks, deploying data- and Web-hosting centers, expanding our e-business services offering, purchasing equipment to upgrade the transmission capacity of the dedicated fiber pair we have purchased on the FLAG Atlantic-1 transatlantic fiber link and operating our business depend upon a variety of factors, including our ability to:

     - Efficiently manage the enhancement of our network and operations;

     - Access markets and attract a sufficient number of customers;

     - Negotiate favorable contracts with suppliers;

     - Obtain additional licenses, regulatory approvals, rights-of-way and infrastructure contracts;

     - Provide and develop services to which our customers will subscribe; and

     - Effectively manage our billing and information systems.

Our revenues and costs are also dependent upon factors that are not within our control, including:

     - Regulatory changes;

     - Changes in technology;

     - Increased competition;

     - Strikes;

     - Weather; and

     - Performance by third-parties, including our vendors, infrastructure providers and customers, in connection with the enhancement of our network.

Due to the uncertainty of these factors, our actual costs and revenues may vary from what we expect them to be and our future capital requirements might increase. Accordingly, we cannot assure you that the amount of funds required to enhance our network and construct our City Enterprise Networks and deploying data- and Web-hosting centers will not be greater than anticipated.

WE MAY FACE DIFFICULTIES IN INTEGRATING, MANAGING AND OPERATING NEW TECHNOLOGIES

     Our operations depend on our ability to successfully integrate new and emerging technologies and equipment. These include the technology and equipment required for dense wavelength division multiplexing, which allows multiple signals to be carried simultaneously. Integrating these new technologies could increase the risk of system failure and result in further strains on our resources. Additionally, any damage to our network management center or our major switching centers could harm our ability to monitor and manage the network operations and generate accurate call detail reports from which billing information is derived.

THE TECHNOLOGY OF OUR NETWORK COULD BECOME OBSOLETE AND HARM OUR COMPETITIVENESS

     If our network is not able to meet its design specifications or if it is unable to keep pace with technological changes in the telecommunications industry, our network could become obsolete. Our network utilizes dense wavelength division multiplexing and synchronous digital hierarchy technology, another digital transmission standard that facilitates the compatibility of dissimilar equipment from different vendors. While the currently operational portion of our network has performed at or above design specifications since November 1996, our network may not achieve the technical specifications for which we designed it. Additionally, we may be unable to allocate the funds necessary to upgrade our network as technological improvements in telecommunications equipment are introduced. This could harm our competitive position relative to other more technologically advanced networks.

INTEGRATION OF ACQUISITIONS

     Although we have integrated the management of companies that we acquired during 1999, GTS (Europe) Ltd. (formerly Esprit Telecom Group plc), NetSource, Omnicom, and InTouch, we are still in the process of realizing the synergies that we expected from these acquisitions. There can be no assurance that we will realize such synergies.

WE MAY ENCOUNTER DELAYS IN IMPLEMENTING KEY ELEMENTS OF OUR BUSINESS STRATEGY

     Our ability to achieve our strategic objectives will depend in large part on the successful, timely and cost-effective realization of numerous elements of our business plan, including:

     - Our plan to develop and offer seamless connectivity between Europe and the United States;

     - Our plan to construct intracity fiber networks in up to sixteen major European cities by year-end 2001;

     - Our plan to establish data- and Web-hosting centers in up to thirteen major European cities by year-end 2001;

     - Our plan to construct an additional ring connecting London, Paris, Amsterdam, Frankfurt, Dusseldorf and Brussels;

     - Our plan to expand our offering of e-business services;

     - The execution of agreements with various parties regarding, among other things, rights-of-way, lease of dark fiber and development and maintenance of infrastructure and equipment;

     - The timely performance by third parties of their contractual obligations to engineer, design and construct the infrastructure underlying our intracity fiber networks, the extension of our network and the planned transatlantic cable operated by the FLAG Atlantic-1 joint venture; and

     - Activation of full capacity on the FLAG Atlantic-1 transatlantic cable which could be delayed or prevented if the FLAG Atlantic-1 joint venture fails to comply with interest coverage and other financial ratios in the credit facility it has entered into to finance construction of the cable.

We cannot assure you that we will successfully execute these elements of our business plan. In addition, any delays in realizing these elements of our strategy would materially and adversely affect the timely or successful realization of our business plan.

     We believe that our cost estimates and the build-out schedules for our intracity fiber networks and data and Web-hosting centers are reasonable with respect to these projects. However, the actual costs or time required to complete the plans could substantially exceed current estimates. Any significant delay or increase in the costs to develop such plans could have a material adverse effect on our operations.

OUR INABILITY TO IDENTIFY FUTURE ACQUISITION OPPORTUNITIES OR ACQUIRE THE FINANCIAL AND MANAGEMENT RESOURCES TO PURSUE SUCH OPPORTUNITIES MAY HINDER OUR ABILITY TO EXECUTE OUR BUSINESS PLAN

     Our inability to successfully implement our acquisition strategy may hinder the expansion of our business and make our services less attractive to customers seeking a geographically broader network. We believe that additional attractive acquisition opportunities currently exist in Western and Central Europe and the United States. We continuously evaluate attractive acquisition opportunities and, at any given time, may be engaged in discussions with respect to possible material acquisitions or other business combinations. Although we have discussions with other companies to assess opportunities on an ongoing basis, we do not currently have a definitive agreement with respect to any material acquisition or joint venture. We may be unable to identify, finance and complete, on acceptable terms, suitable acquisitions, transactions or business combinations. Furthermore, we may not be able to raise the additional capital necessary to fund such acquisitions and may have to divert management's attention and our financial and other resources from other areas.

WE MAY CONTINUE TO HAVE SUBSTANTIAL NET LOSSES INDEFINITELY WHICH MAY MAKE IT DIFFICULT TO FUND OUR OPERATIONS

     We have historically sustained substantial operating and net losses. If we do not become profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations. We expect to continue incurring significant operating losses during the next several years while we expand our operations, infrastructure, service offerings and customer base in our target markets. In particular, we expect to have negative cash flow for the 2000 fiscal year.

WE MAY NOT IMPLEMENT BILLING AND MANAGEMENT INFORMATION SYSTEMS EFFECTIVELY AND ON SCHEDULE

     We are converting the existing billing systems in the various businesses we have acquired to a new billing system that we believe will provide the capability and flexibility to support our anticipated growth. If our new billing and management information systems are not effectively implemented, our call details may not be accurately recorded and customer bills may not be generated promptly and accurately. This would adversely impact on our business since we would not be able to promptly invoice and collect on customer balances due to us. See "-- Our Network Infrastructure -- Operations, Systems and Support."

SYSTEM FAILURES OR INTERRUPTIONS IN OUR NETWORK MAY CAUSE LOSS OF CUSTOMERS

     Our success depends on the seamless uninterrupted operation of our network and on the management of traffic volumes and route preferences over our network. Furthermore, as we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Our network is vulnerable to damage or cessation of operations from:

     - Fire;

     - Earthquakes;

     - Severe storms;

     - Power loss;

     - Natural disasters;

     - Damage from human error and tampering;

     - Software defects;

     - Capacity limitations;

     - Breaches of security;

     - Physical break-ins;

     - Intentional acts of vandalism;

     - Telecommunications failures; and

     - Other factors that can cause interruptions in service or reduced capacity for our customers.

     We have designed our network to minimize the risk of such system failure but we cannot assure that we will not experience failures or shutdowns relating to individual points of presence or even catastrophic failure of the entire network. Such significant or prolonged system failures or shutdowns could damage our reputation and result in the loss of customers.

ALTHOUGH WE HAVE IMPLEMENTED NETWORK SECURITY MEASURES, OUR NETWORK MAY BE SUSCEPTIBLE TO VIRUSES, BREAK-INS OR DISRUPTIONS

     We have implemented many network security measures, such as limiting physical and network access to our routers. Nonetheless, our network's infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. This could, in turn, deter potential customers and adversely affect our existing customer relationships.

     Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported in the press. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us.

     The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins or other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of such problems may result in claims against us or could have a material adverse effect on our business or reputation or on our ability to attract and retain customers for our services. Moreover, until more consumer reliance is placed on security technologies available, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.

OUR BUSINESS WILL SUFFER IF WE LOSE KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

     Our operations are managed by a small number of key executive officers. The loss of any of these officers could have a negative effect on our business. The loss of senior management or the failure to recruit additional qualified personnel in the future could significantly impede our financial plans, network development, marketing and other objectives. Although we have designed incentive and compensation programs to retain key employees and have entered into employment agreements with certain executive officers, we cannot assure you as to the continued availability of qualified key executive officers.

     We believe that our growth and future success will depend in large part on our continued ability to attract and retain highly skilled and qualified management, marketing, technical and sales executives and other personnel who are in high demand and often have multiple employment options. The competition for qualified management, marketing, technical and sales executives and other personnel in the telecommunications industry is intense. We will also need to train our sales personnel to ensure that we successfully market our expanded offering of e-business services to our business customers. We may lose key employees or be forced to increase their compensation. We cannot assure you that we will be able to hire, retain or successfully train necessary personnel.

WE MAY ENCOUNTER DELAYS, OPERATIONAL PROBLEMS AND INCREASED COSTS IF WE ARE UNABLE TO ACQUIRE KEY EQUIPMENT FROM OUR MAJOR SUPPLIERS

     We are significantly dependent on the technology and equipment which we acquire from telecommunications equipment manufacturers that may provide vendor financing for, and maintenance of, this equipment. Without this equipment, we would face delays, operational disruption and higher expenses. Our main suppliers are Ciena, Alcatel, Nortel, Ericsson, Siemens and Cisco Systems. While we could obtain equipment of comparable quality from several alternative suppliers, we may be unable to acquire compatible equipment from such alternative sources on a timely and cost-efficient basis.

WE WILL LOSE TAX BENEFITS IF WE ARE UNABLE TO USE OUR NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1999, we had net operating loss carry forwards for U.S. federal tax purposes of approximately $183.8 million expiring in 2004 through 2019. We cannot assure you that U.S. tax authorities will allow us to apply these loss carryforwards, in part or full, to reduce taxes on our future income. Because of the change in ownership provisions of the Tax Reform Act of 1986, our ability to use the tax benefits from our net operating loss carryforwards may be subject to an annual limit.

OUR INFRASTRUCTURE MAY NOT KEEP PACE WITH OUR RAPID GROWTH

     Our operating and financial control systems and infrastructure may not be adequate to maintain and effectively manage future growth. If we fail to continually upgrade our administrative, operating and financial control systems, or if unexpected expansion difficulties arise as a result of our rapid growth, our business, results of operations and financial condition could suffer a material adverse effect. We must also purchase additional telecommunications facilities and expand, train and manage our employee base. Inaccuracies in our forecasts of market demand could result in insufficient or excessive telecommunications facilities and fixed expenses that are not in line with our operations. As we proceed with our development and expansion, there will be additional demands on our customer support, sales and marketing and administrative resources and network infrastructure.

FAILURE TO CARRY SUFFICIENT TRAFFIC ON OUR LEASED LINES COULD CAUSE US TO INCUR LOSSES ON THE LEASED PORTION OF OUR NETWORK

     The revenues generated by transporting traffic in our leased fiber routes may vary with traffic volumes and prices. Accordingly, if we do not carry enough traffic volume over the particular route or are unable to charge an appropriate price for such traffic, we could fail to generate revenue sufficient to cover our lease costs, and would therefore incur operating losses on the particular route or routes. For a more comprehensive discussion of our network agreements, see "-- Our Network Infrastructure -- Network Agreements."

RISKS ASSOCIATED WITH REGULATORY MATTERS

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

  Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets

     Because we plan to provide an expanded array of telecommunications services in Europe, we will become subject to significant additional regulation at the EU, national and local levels. In particular, we must obtain and renew agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities to expand the geographic reach of the network. We must also apply for permits and other regulatory approvals from government and local authorities to construct our intracity fiber networks. In addition, we are dependent on FLAG Atlantic Limited applying for and obtaining the permits and other regulatory approvals required to build and operate the FLAG Atlantic-1 transatlantic cable link. We cannot assure you that we or (as to FLAG Atlantic-1) FLAG Atlantic Limited will be able to obtain or maintain the necessary lease agreements, regulatory approvals, rights and permits on a timely basis or that we will not be adversely affected by regulatory developments, which could have a material adverse effect on these planned businesses. Delays in receiving regulatory approvals, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from expanding the geographic reach of our network and our service offering.

  We may be liable for information disseminated through our network in EU member states

     The law relating to the regulation and liability of Internet service providers in relation to information carried or disseminated is developing.

     The EU Commission has prepared a proposal for a directive on certain legal aspects of electronic commerce, which, if adopted by the European Parliament and Council, would require member states to make certain changes to national laws. The proposed directive would apply to us and other service providers established in the EU and aims to establish a consistent legal framework for electronic commerce within the EU.

     The proposed directive includes provisions which would limit the liability (other than for prohibitory injunctions) of "intermediaries" (such as Internet service providers and carriers that transmit or host information provided by third party users of the service) in respect of certain access, caching and hosting services provided by them, subject to compliance with certain conditions. The limitations potentially limit civil and criminal liability for all types of illegal activities initiated by third parties on-line (for example, copyright piracy, unfair competition practices, misleading advertising, copyright infringements, defamation, trademark infringements). If an intermediary fails to qualify for such limitations, the nature and scope of its liability will be established on the basis of member states' existing legislation which may not provide us with the same protections from liability.

     The proposed directive is still under review with member states and it is impossible to predict whether it will eventually be adopted and, if so, in what form. Decisions, laws, regulations and other activities regarding regulation and content liability may adversely affect the development and profitability of companies offering Internet access services, including us.

     The imposition upon Internet and Web-hosting service providers of potential liability for material carried on or disseminated through their systems could require us to implement measures to reduce our exposure to liability. Such measures may require that we spend substantial resources or discontinue some of our service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

  There may be restrictions on our ability to carry certain traffic through our network in EU member states

     In October 1999, the EU adopted a directive on data protection which establishes minimum levels of protection for personal information and imposes limits on the collection, processing, storage and dissemination of such data without the subject's consent. The directive is being implemented in EU member states in various stages. Certain functions that we and our carrier customers perform (such as storage of routing and billing information) are subject to the directive. The directive forbids the transfer of personal information collected in the EU to countries that lack "adequate" privacy protection. At the moment, the United States is not judged to have "adequate" privacy protection. The EU and U.S. authorities are currently holding discussions aimed at resolving this issue and enabling the free circulation of personal information between the EU and the United States. However, if these discussions are not successful, there is a possibility that the movement of certain types of telecommunications traffic from the EU to the United States could be disrupted, with consequent impact on our revenues.

FLUCTUATIONS IN FOREIGN CURRENCIES MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS AND MAY MAKE IT MORE COSTLY FOR US TO PAY OUR U.S. DOLLAR-DENOMINATED DEBT

     Although we report our results in U.S. dollars, a substantial portion of our sales and some of our costs, assets and liabilities are denominated in Euros, pounds sterling and other currencies. Changes in foreign currency exchange rates can reduce the value of our assets and revenues and increase our liabilities and costs. The weakening of the Euro against the U.S. dollar during 1999 has had the effect of decreasing reported revenues denominated in such currency when translated into U.S. dollars.

     We have substantial debt denominated in U.S. dollars. However, most of our revenues are denominated in the Euro and other European currencies. Therefore, our ability to pay interest and principal on such debt is dependent on the then current exchange rates between U.S. dollars and the currencies in which our revenues are denominated. We historically have not used hedging transactions to limit our exposure to risks from doing business in foreign currencies. In April 1998, our subsidiary GTS Europe B.V. entered into a currency swap contract to limit its exposure to some if its currency risks. We cannot assure you that changes in currency exchange rates will not have a material adverse effect on our business, financial condition and results of operations.

SUBSTANTIAL RESALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

     We cannot predict what effect future sales of our common stock or the availability of our common stock for sale would have on the market price for our common stock. Sales of large numbers of shares of our common stock in the public market pursuant to effective registration statements under the Securities Act, or the perception that sales could occur, may have an adverse effect on the market price for our common stock. We filed, and the SEC has declared effective, five registration statements covering the resale of our common stock. One registration statement covers the resale of our convertible bonds due 2000 and the shares of common stock into which they are convertible. We expect that a substantial portion of these bonds will be converted to an aggregate of approximately 10.6 million shares of our common stock as a result of our call on December 20, 1999 to redeem these bonds on March 20, 2000. An additional approximately 57.5 million shares are subject to resale under the remaining four registration statements. Additionally, three registration statements on Form S-8 cover the resale of shares of common stock issued to employees, officers and directors under our employee benefit plans. We are also required under the Netcom acquisition agreement to file with the SEC and maintain effective for a period of two years from the closing date of the Netcom acquisition a registration statement covering approximately 4 million shares of our common stock that will enable the sellers of Netcom to resell the GTS common stock issued to them as consideration.

OUR STOCK PRICE HAS BEEN AND CONTINUES TO BE VOLATILE

     The market price for our common stock could fluctuate due to various factors. These factors include:

     - Failure to realize projected benefits from our recent acquisitions or deliver on announced service innovations;

     - Acquisition-related announcements;

     - Announcements by us or our competitors of new contracts, technological innovations or new products;

     - Changes in government regulations;

     - Fluctuations in our quarterly and annual operating results;

     - Political and economic development in emerging markets (including Russia and the other independent countries of the CIS); and

     - General market conditions.

WE MAY BE UNABLE TO MEET OUR SUBSTANTIAL DEBT OBLIGATIONS

     We have incurred substantial debt and may incur substantial additional debt to implement our business plans. Our ability to make principal and interest payments on our debt, will depend upon, among other things, our future operating performance. Our future operating performance depends on a variety of factors, many of which are beyond our control. Because of this uncertainty, we cannot assure you that we will generate sufficient cash flow to make payments on our debt. Insufficient future cash flow could impair our ability to raise additional equity or debt financing to expand the reach and capacity of our network. Our cash flow could also be insufficient to make principal and interest payments on our debt. If this happens, we may be required to renegotiate the terms of, or to refinance, our long-term debt. We cannot assure you that we would be able to refinance or renegotiate the terms of our debt when required.

     As a result of our current high level of debt, we:

     - Will need significant cash to service our debt, which will reduce funds available for operations, future business opportunities and investments in new or developing technologies and make us more vulnerable to adverse economic conditions;

     - May be more vulnerable to general adverse economic and industry conditions;

     - May find it more difficult to make interest and principal payments on certain of our debt, which could be a default under the indentures relating to our and our subsidiaries' other outstanding debt securities;

     - May not be able to refinance our existing debt or raise additional financing to fund future working capital, capital expenditures, debt service requirements, acquisitions or other general corporate requirements;

     - May be less flexible in planning for, or reacting to, changes in our business and in the telecommunications industry that affect how we implement our financing, construction or operating plans; and

     - Will have more debt than some of our competitors, which may place us at a competitive disadvantage with respect to such competitors.

     If we fail to make the required payments or to comply with our debt covenants, we will default on our debt. A default would permit our debtholders to accelerate the maturity of the debt, which in turn could cause defaults under our other debt.

COVENANTS IN OUR DEBT AGREEMENTS RESTRICT OUR OPERATIONS

     The covenants in our currently outstanding debt and the currently outstanding debt of our subsidiaries may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants place limitations as to:

     - Incurrence of additional debt;

     - Payment of dividends or make certain other restricted payments;

     - Our ability to use our assets as collateral for loans;

     - Disposition of our assets;

     - Entrance into transactions with affiliates; or

     - The consolidating, merging or selling all or substantially all of our assets and the assets of our subsidiaries.

OUR MANAGEMENT, LEGAL AND FINANCIAL CONTROLS MAY HAVE BEEN INADEQUATE TO ENSURE THAT WE COMPLIED WITH APPLICABLE LAWS

     Our reporting and control standards may have been insufficient in emerging markets to ensure that certain practices complied with all applicable laws. If we or any of our ventures were found to have been involved in unlawful practices, we or our ventures could be exposed, among other things, to significant fines, the risk of prosecution and the loss of its licenses. Russia and the other independent countries of the CIS in which we operate lack corporate management and financial reporting legal requirements, and have underdeveloped banking, computer and other internal control systems. Additionally, we have had difficulty hiring and retaining qualified employees in these markets. As a result, we have had difficulty in emerging markets:

     - Establishing internal management, legal and financial controls;

     - Collecting financial data;

     - Preparing financial statements, books of account and corporate records;
       and

     - Instituting business practices that meet Western standards.

     In light of these circumstances, in the second half of 1996 we increased our efforts to improve our management and financial controls and business practices. In early 1997, we retained special outside counsel to conduct a thorough review of our business practices in the emerging markets in which we operate. In addition, in June 1999, our special counsel completed an update of the 1997 review in Russia and Ukraine. Neither the review nor the update identified any violations of law that we believe would have a material adverse effect on our or Golden Telecom's financial condition. However, we cannot ensure that all potential deficiencies have been properly identified or that governmental authorities will not disagree with our assessment. If our or Golden Telecom's control procedures and compliance programs are not effective or if governmental authorities determine that we or Golden Telecom have violated any law, depending on the penalties assessed and the timing of any unfavorable resolution, our or Golden Telecom's future results of operations and cash flows could be materially adversely affected.

CERTAIN CONSIDERATIONS RELATED TO GOLDEN TELECOM

  Turmoil in Russia and the CIS creates significant uncertainty for Golden Telecom's operations

     To date, we have earned a significant portion of our revenue from operations in Russia and the other countries of the CIS. All foreign companies operating in the former Soviet Union, including our subsidiary Golden Telecom, face significant political, economic, regulatory, legal and tax risks, as described below.

  Continuing political instability in the countries where Golden Telecom operates could depress foreign and local investment and spending, which could adversely affect its results of operations

     Since the dissolution of the Soviet Union in December 1991, Russia and Ukraine have been undergoing significant political and economic transformation, the result of which is a generally unstable political climate characterized by frequent changes in governments, political gridlock in the legislative process, widespread corruption among government officials and a significant rise in organized crime and other criminal activity.

     This political and economic instability in Russia, Ukraine and the other countries where Golden Telecom operates could disrupt the direction and the pace of political and economic reforms. Such a disruption could discourage foreign and local investment and spending, in which case demand for Golden Telecom's services could decrease and Golden Telecom's results of operations could deteriorate. If this were to occur, then the value of our investment in Golden Telecom could deteriorate and the market price of our stock could decrease.

     In addition, a dramatic change in government policies permitting foreign investment or the privatization of the telecommunications industry could also have a material adverse effect on Golden Telecom's operations.

  Economic instability in Russia and Ukraine could adversely affect the demand for Golden Telecom's services and its ability to collect on invoices

     Since August 1998, the Russian and Ukrainian economies have remained in a depression that has been exacerbated by political instability. If the political situations in these countries do not stabilize and their economies do not strengthen, we expect that demand for Golden Telecom's services will remain depressed. The failure of the Russian and Ukrainian economies has also weakened the financial condition and the results of operations of many of Golden Telecom's customers. As a result, some of these customers have been unable to pay Golden Telecom's invoices, and Golden Telecom's revenues have suffered accordingly.

  The Russian banking crisis could adversely affect Golden Telecom's ability to convert rubles to hard currency and manage cash flows

     The instability of the ruble and the institution of further restrictions on certain foreign exchange payments could negatively affect our ability to convert rubles into foreign currency and transfer foreign exchange payments out of Russia. Through Golden Telecom, we have earned and continue to earn significant revenue in Russia. The value of the ruble against the U.S. Dollar, however, has steadily declined. As a result of the August 17, 1998 decision by the Russian Government and the Central Bank of Russia to devalue the ruble and its aftermath, the value of the ruble against the U.S. Dollar has fallen even more significantly, negatively affecting Golden Telecom's financial performance. During the quarter ended September 30, 1998, Golden Telecom recorded a $13.1 million pre-tax charge, the largest portion of which consisted of foreign currency exchange losses on Golden Telecom's net monetary assets that are denominated in rubles. Since the August 17th decision, the Russian authorities have been unable to maintain a stable exchange rate. Thus, an additional significant and sudden decline in the value of the ruble might occur which could negatively affect Golden Telecom's financial performance and require Golden Telecom and us to record another significant pre-tax charge.

     Golden Telecom's ability to hedge against further declines in the values of the ruble by converting to other currencies is significantly limited. The ruble is generally non-convertible outside Russia. Within Russia, the market for converting rubles into other currencies is limited and is subject to rules that restrict the purposes for which conversion and payment are allowed. This market may become even more restricted or may cease to exist as a result of policies the Russian government may implement.

     The 90-day moratorium that the August 17th decision imposed on certain foreign exchange payments delayed transfers of funds. Although the 90-day moratorium has expired, it could be renewed or established in another form if the Russian government and Central Bank anticipate further liquidity crises. Any delay in converting rubles into foreign currency to make a payment or delay in the transfer of such foreign currency could have a material adverse effect on operations.

     Golden Telecom manages intercompany liquidity through a cash collateralized debt facility offered through a Western bank operating under a Russian banking licence. If Golden Telecom loses access to this or a similar hard currency facility, its ability to manage its liquidity position and foreign exchange risk may suffer.

  The reorganization of the Russian and Ukrainian telecommunications industries may create stronger competition for Golden Telecom

     Russia

     The Russian government has reorganized the telecommunications industry so that one entity, Svyazinvest, controls Rostelecom, Golden Telecom's partner in Sovintel, and most of Golden Telecom's other principal joint venture partners. According to recent reports in the Russian business press, Rostelecom is proposed to be merged with Svyazinvest. This reorganization could make it more difficult for Golden Telecom to attract and retain customers because:

     - Rostelecom may exercise its influence in Svyazinvest to cause regional telephone companies to route domestic and international traffic originating in the regions through Rostelecom rather than through Golden Telecom;

     - Golden Telecom's business relationships with its joint venture partners, which make up a major component of our business strategy in Russia, may suffer; and

     - The effective consolidation of Rostelecom with Golden Telecom's joint venture partners would create greater competition for Sovintel and Golden Telecom's regional TeleRoss ventures.

     Ukraine

     In preparation for a large-scale privatization, the Ukrainian government has reorganized the state telecommunications sector so that Ukrtelekom, the state telecommunications operator, holds all the government's interests in the telecommunications industry. Furthermore, the Ukrainian government has been negotiating with the foreign partners of Utel, its joint venture which provides international and domestic long distance services, to buy out their interests in the company. It is anticipated that after the foreign partners are bought out, Utel would then merge with Ukrtelekom.

     The emergence of a single powerful Ukrainian telecommunications provider could make it more difficult for Golden Telecom to attract and retain customers because:

     - A single Ukrainian operator with political connections would be more likely to be able to influence the Ukrainian government to create favorable market conditions for itself and cause unfavorable conditions for Golden Telecom;

     - The new company is likely to become a stronger competitor;

     - Golden Telecom's ability to negotiate reasonable interconnection rates may suffer; and

     - Any subsequent privatization of Ukrtelekom may bring in strong management and resources from a major Western telecommunications operator, increasing its competitive strengths.

  More restrictive Russian and Ukrainian telecommunications policies could constrain Golden Telecom's operations

     Russian and Ukrainian telecommunications regulations govern the issuance and continuing validity of Golden Telecom's licenses and the terms and conditions under which it provides services. Changes to these regulations may make it prohibitively expensive for Golden Telecom to provide services and could have a material adverse effect on Golden Telecom's results of operations.

     Russia's parliament recently adopted legislation which, if implemented, could restrict foreign ownership of telecommunications operators if necessary to protect the social order and national security. Any change to current government regulations or policies that negatively affects Golden Telecom's licenses or its ability to obtain licenses in the future would restrict our operations in Russia.

     Ukrainian regulatory authorities have established mandatory tariff guidelines for wireline services. Golden Telecom's pricing structure in its wireline business in Ukraine is in excess of the limits established in the mandatory guidelines. Any enforcement action undertaken in regard to the pricing guidelines by Ukrainian authority could result in fines or in the suspension or revocation of its Ukrainian licenses.

     Ukrainian legislation prohibits the establishment and operation of telecommunications ventures that are more than 49%-owned by foreign investors. Golden Telecom does not believe that this prohibition extends to indirect investment by a foreign entity through a wholly owned Ukrainian subsidiary. Golden Telecom's investments in Golden Telecom (Ukraine) are made both directly through a foreign company and indirectly through a wholly owned Ukrainian subsidiary. In connection with the initial public offering of common stock of Golden Telecom, its partner in Golden Telecom (Ukraine), an affiliate of ING Barings, contributed to Golden Telecom its interest in Golden Telecom (Ukraine) in exchange for approximately 420,000 newly issued shares of Golden Telecom. As a result, Golden Telecom's direct and indirect investment in Golden Telecom (Ukraine) has increased to 69%. If Ukrainian authorities determine that the prohibition against foreign participation extends to indirect holdings, then Golden Telecom would be in violation of this legislation. The consequences of this violation are unpredictable and may include license suspension or revocation, or an order to divest a portion of Golden Telecom's holdings. For a more comprehensive discussion of regulatory issues in Russia and other independent countries of the CIS, see "-- Licenses and Regulatory
Issues -- Golden Telecom."

  Golden Telecom may be unable to enforce its rights due to confusion in Russia's laws and legal structures

     The current confusion with the Russian and CIS legal structure makes it difficult to know if Golden Telecom would be able to enforce its rights in disputes with its joint venture partners or other parties, or if Golden Telecom is in compliance with all applicable laws, rules and regulations. Furthermore, the dispersion of regulatory power among a number of government agencies in Russia and the other independent countries of the CIS has resulted in inconsistent or contradictory regulations and unpredictable enforcement. The Russian and other CIS governments have rapidly introduced laws and regulations and have changed their legal structures in an effort to make their economies more market-oriented, resulting in considerable legal confusion, especially in areas of the law that directly affect Golden Telecom's operations. We cannot assure you that local laws and regulations will become stable in the future. Golden Telecom's ability to provide services in Russia and the other independent countries of the CIS could be adversely affected by difficulties in protecting and enforcing its rights and by future changes to local laws and regulations.

  Corruption and organized crime in Russia and Ukraine may adversely affect Golden Telecom's operations

     Russia and Ukraine are both plagued with widespread corruption and criminal activity. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. So long as organized crime in Russia and Ukraine remains pervasive, we believe Golden Telecom's employees may be subjected to threats of violence, or property may be damaged, or both.

  Golden Telecom's Russian and Ukrainian tax burdens may be significantly greater than currently anticipated

     Russia

     It is possible that Golden Telecom's Russian taxes may be greater than the estimated amount that Golden Telecom and we have expensed to date and accrued on our balance sheets. The Russian tax system has many uncertainties and Russian tax authorities have become increasingly aggressive in their interpretation of the tax law, and in their enforcement and collection activities. Any additional tax liability, as well as any unforeseen changes in the tax law, could have a material adverse effect on the future results of operations or cash flows of Golden Telecom's Russian operations in a particular period. Russian tax authorities are conducting an examination of Golden Telecom's potential tax liability in connection with some of its cellular operations. We cannot assure you that this examination will not result in a fire or a revocation, suspension or cancellation of Golden Telecom's licenses.

     Ukraine

     Ukrainian tax law is similarly unpredictable. Sudden shifts in tax law and policy and retroactive legislation are common. Recent decisions by the tax authorities may subject Golden Telecom to significantly higher tax liability from Ukranian currency exchange gains.

  Russian and Ukrainian legislation may not adequately protect against expropriation and nationalization

     The governments of Russia and Ukraine have enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that such property is expropriated or nationalized, legislation provides for fair compensation. However, we cannot assure you that such protections would be enforced. This uncertainty is due to several factors, including:

- the lack of state budgetary resources;

- the apparent lack of political will to enforce legislation to protect property against expropriation and nationalization;

- the lack of an independent judiciary and sufficient mechanisms to enforce judgments; and

- widespread corruption among government officials.

     Expropriation or nationalization of Golden Telecom's business would be detrimental to our and Golden Telecom's operations.

  Broad discretion of Russian and Ukrainian regulators results in inconsistent legislation and unpredictable enforcement

     The dispersion of regulatory powers among a number of government agencies in Russia and Ukraine has resulted in inconsistent or contradictory regulations and unpredictable enforcement. This situation has made it difficult for Golden Telecom to comply with all laws and regulations that appear to apply to Golden Telecom and has resulted in unpredictable regulatory enforcement. For example, pursuant to the Russian Communications Law, Goskomsvyaz, the State Committee for Telecommunications, has authority to regulate and control the development of the communications industry in Russia. However, there is additional legislation that recognizes and defines the roles of other regulatory organs.

     The Russian Communications Law requires any entity that offers any communications service to obtain the appropriate license in accordance with the Communications Law and other applicable licensing regulations. A similar licensing regime exists in Ukraine. However, neither the Communications Law nor applicable regulations in Russia or Ukraine provide clear guidelines for the issuance or extension of a license, and state agencies exercise broad discretion when determining whether to approve a license application, as well as the terms and conditions of any license. Such broad discretion in the issuance of licenses may result in arbitrary decision making and may also give rise to opportunities for corruption.

     The Ukrainian regulatory agency requires that the terms of international licenses include provisions requiring licensees to pay unspecified annual amounts into local network development. The required amount of investment may be substantial, and we cannot predict whether failure to comply will lead to the revocation of Golden Telecom's license.

  Golden Telecom's relationships with its joint venture partners limit its independence and flexibility

     Golden Telecom depends to a significant degree on local partners in its joint ventures to provide it with interconnection with local networks, regulatory and marketing expertise, and familiarity with the local business environment. They also help to facilitate the acquisition of necessary licenses and permits. As a result, any significant disruption in Golden Telecom's relationship with these parties could make it more difficult for it to expand its operations and to maintain its existing services.

     Under the terms of some of Golden Telecom's joint venture agreements, it has the right to nominate key employees, direct operations and determine strategies for these joint ventures. However, its partners in some ventures, particularly in its wireless operations, have the ability to frustrate its exercise of these rights. Significant corporate decisions by most ventures, such as approving budgets and business plans, declaring and paying dividends, and entering into substantial transactions, effectively require the consent of Golden Telecom's local partners. Moreover, Golden Telecom would prefer not to take significant actions without the consent and support of its partners. Accordingly, Golden Telecom does not have unilateral control over the operations of its joint ventures.

     In addition, Ukrainian legislation restricts the level of foreign ownership in the telecommunications industry. These regulations may restrict Golden Telecom's ability to increase its holdings in ventures and increase its reliance on local partners who may lack significant financial resources and may be unable to meet capital calls at the level of their ownership interests. For a discussion of these joint ventures, see "-- Our Operations in Russia and Other Countries of the CIS-Golden Telecom."

  Government interaction with our or Golden Telecom's current or former partners could have adverse spillover effects on Golden Telecom

     The interactions between government authorities and our or Golden Telecom's past or current partners may create problems for us and for Golden Telecom. For example, we are aware that U.S. and Russian authorities may be reviewing the activities of our former partners in GTS-Vox, the holding company which formerly owned Golden Telecom's interest in TCM. We and certain of our and Golden Telecom's employees have been requested by such governmental authorities to provide information as part of those inquiries, including in connection with a U.S. grand jury investigation. The authorities' inquiries have raised issues about the formation of TCM and the sale of the interest in GTS-Vox to us, including issues concerning Russian anti-monopoly and securities filings and the commercial relationship between TCM and the local telephone network in Moscow. Golden Telecom's involvement in the authorities' review of its former partners' activities could result in a diversion of Golden Telecom's management's time and resources or a deterioration in its relationship with our partners. In addition, the review could lead to the imposition of administrative fines or other penalties and forfeitures of assets or our ownership interest in TCM.

  Golden Telecom's partners are often also its competitors

     Notwithstanding Golden Telecom's agreements with its joint venture partners, they sometimes compete directly with its joint ventures. Competition with its joint venture partners in the same markets may create conflicts of interest and may result in a loss of customers. For example, Golden Telecom's partner in Sovintel, Rostelecom, is the dominant international and domestic long distance carrier in Russia. Similarly, most of Golden Telecom's regional partners across Russia offer local and long distance services in competition with our local joint ventures and TeleRoss, and some of these partners also offer mobile services in direct competition with some of Golden Telecom's mobile operations. Golden Telecom's partners in its mobile ventures also sometimes offer independent mobile services in direct competition with its joint ventures.

     Golden Telecom may consider acquiring some of its partners' interests in certain joint ventures if it is able to do so within regulatory guidelines and on commercially attractive terms. If Golden Telecom was to make such acquisitions, we expect that Golden Telecom would continue to employ local personnel in order to retain the benefit of their local expertise. After an acquisition, however, Golden Telecom would be directly competing with a powerful, formerly state-owned enterprise that had been its partner before Golden Telecom acquired its interest. Golden Telecom would have to rely on this partner-turned-competitor to gain access from its networks to customer sites along the so-called "last mile". It is possible that this competitor would attempt to create adverse operating conditions for Golden Telecom's business.

  Golden Telecom's targeted customers may not trust a privately owned, foreign controlled entity for their communications needs

     Prior to 1991, the telecommunications industry in the countries where Golden Telecom operates was wholly owned and controlled by the state. After 1991, private companies, including foreign controlled companies, entered these markets as telecommunications service providers. Many potential customers may be unwilling to entrust their communications system to non-state controlled companies, and, in particular, to private companies controlled by foreign investors. Furthermore, state entities that require the types of services that Golden Telecom offers, such as the Central Bank, may refuse to select a service provider that is controlled by foreign investors. Because Golden Telecom is controlled by foreign investors, Golden Telecom may in some instances be unable to reach its targeted customers.

ITEM 2. PROPERTIES

     We lease office space to serve as sales office and/or administrative facilities, including our approximately 35,000 square-foot corporate headquarters in Arlington, Virginia with a ten-year lease expiring October 2009. We maintain our operational headquarters in London in an approximately 52,000 square-foot facility under a twenty-one year lease expiring December 2020. We have also entered into a fifteen-year lease for up to 26,000 square feet of space in New York City to house a switch for our wholesale operations and a technical operations center. We are initially occupying 15,000 square feet of this facility, but have committed to lease an additional 11,000 square feet in fall of 2000.

     We own substantially all of the telecommunications equipment required for our business; however, we lease a substantial part of our fibers on a long-term basis. The installed fiber optic cable is laid under the various rights-of-way held by us. Other fixed assets are located at various leased locations in geographic areas that we serve.

     Global TeleSystems (Europe) Ltd. (formerly Esprit Telecom Group plc) leases its principal executive offices, located in Reading, United Kingdom, under long-term leases, which expire 2008. The leases contain a tenant only option to cancel in March 2003. In addition, it leases property at each of the locations where it maintains sales offices.

     GTS Europe B.V. has its principal administrative offices and its Network Operations Center in two adjacent buildings in Hoeilaart, Belgium, just outside Brussels. The leases on both the buildings expire on June 30, 2005. One of the buildings has an option to cancel on January 1, 2002 with a penalty of six months rent. In addition, GTS Europe B.V. has short-term leases expiring on February 28, 2000 in Rixensart, Belgium and on September 1, 2000 in Kraainem, Belgium. GTS Europe B.V. has also entered into leases for two additional buildings in the same complex as its principal offices. GTS Europe B.V. commenced its occupancy of these buildings in January 2000. These leases run through January 2009 but may be terminated after six years with six months notice plus six months rental penalty.

     In addition to the offices in Belgium, GTS Europe B.V. has a leased office space in Dublin, Ireland, which expires on October 2, 2022, in London, United Kingdom, which expires in August 2002, in Frankfurt, Germany, which expires in March 2004 and Madrid, Spain, which expires in January 2004. GTS Europe B.V. and our various subsidiaries related to our Business Services operations lease various offices on a short-term basis for regional sales and service personnel.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims and proceedings in the ordinary course of our business. In addition, we are involved in the following claims, proceedings and inquiries:

     In October 1999, Interactive Communications Services (ICS) brought a claim against our wholly owned subsidiary GTS Carrier Services (Ireland) Limited for damages alleged to exceed E2.9 million. Although a detailed claim has not yet been served, ICS has obtained an initial injunction preventing GTS Carrier Services (Ireland) Limited from suspending or terminating certain telecommunications services provided to ICS. However, the injunction was discharged on October 26, 1999 because ICS failed to pay L267,000 to

GTS Carrier Services (Ireland) Limited, which was a condition for the injunction to remain in place. From evidence before the court in connection with that injunction, it appears that ICS's damages claim relates to an alleged breach of contract in GTS Carrier Services (Ireland) Limited not commissioning or connecting telecommunications circuits as quickly as ICS claims GTS contracted to do. We believe that ICS's claim is without merit.

     On March 26, 1999, we opposed the license fee imposed by the French regulator as, among other things, contrary to Article 11 of EC Directive 97/13 which requires license fees to cover only the administrative cost of managing the license. On September 23, 1999, the French regulator informed us that they rejected our position. On November 24, 1999, we filed a complaint before the French administrative tribunal opposing the license fee. Under French law, we would not be required to pay the license fee and the French regulator does not have the right to terminate our license until such time as a ruling by the French administrative tribunal is issued. If our claim is rejected in a final non-appealable judgment, we will be required to pay our license fee in France. We do not believe that the outcome of this litigation will have a material adverse effect upon our financial condition.

     In addition, we and our subsidiaries, GTS-Hungaro and GTS-Hungary, are named as defendants in an action captioned USH Ventures and USH Telecom, L.L.C.
v. Global TeleSystems Group, Inc. and GTS-Hungaro, Inc., Civil Action No. 97C-08-86, commenced in August 1997, which is currently pending in the Superior Court of the State of Delaware in and for New Castle County. The complaint alleges breach of contract and tortious interference with a business relationship. Trial is scheduled for May 2000. While it is not possible at this time to make a meaningful assessment of the outcome of this litigation, based upon information currently available and upon consultation with counsel, we do not believe that the outcome of this litigation will have a material adverse effect upon our financial condition.

     We and certain of our and Golden Telecom's employees have been requested by Russian and U.S. governmental authorities to provide information apparently in connection with inquiries into the activities of the former owners of GTS Vox, which formerly owned Golden Telecom's interests in TCM, including in connection with a U.S. grand jury investigation. Their inquiries have raised issues about the formation of TCM and the sale of the interest in GTS-Vox to us. We have cooperated and intend to continue to cooperate with any legitimate governmental inquiries.

     Based on information currently available, we believe that none of such current claims, proceedings or inquiries, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations, although there can be no assurance that this will remain the case.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the Nasdaq National Market from February 5, 1998, the date our initial public offering, to October 25, 1999 under the symbol "GTSG." Effective and since October 26, 1999, our common stock ceased trading on the Nasdaq National Market and began trading on the New York Stock Exchange under the symbol "GTS." The following table sets forth, for the periods indicated, the high and low closing prices (on the New York Stock Exchange) and high and low closing prices (on the Nasdaq National Market) of our common stock as reported on the Nasdaq National Market and the New York Stock Exchange. The trading prices in the table have been adjusted to reflect our July 1999 two for one stock split.

                                                               HIGH     LOW
                                                              ------   ------
1999:
  Quarter ending March 31, 1999.............................  $33.31   $24.43
  Quarter ending June 30, 1999..............................   45.75    27.17
  Quarter ending September 30, 1999.........................   38.93    19.38
  Quarter ending December 31, 1999..........................   36.13    19.81
1998:
  Quarter ending March 31, 1998.............................  $24.50   $12.97
  Quarter ending June 30, 1998..............................   25.63    17.69
  Quarter ending September 30, 1998.........................   32.13    12.25
  Quarter ending December 31, 1998..........................   29.75    10.57

As of December 31, 1999, there were approximately 421 holders of record of our common stock.

     We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. In addition, the indenture governing our 9 7/8% Senior Notes due 2005 currently prohibits the payment of cash dividends. This indenture contains restrictions against making restricted payments (in the form of the declaration or payment of certain dividends or distributions, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of pari passu or subordinated indebtedness and the making of certain investments, loans and advances) unless no default or event of default exists, the Company's leverage ratio does not exceed 6.0 to 1.0 and such restricted payments do not exceed certain amounts.

     On June 16, 1999 the Company's stockholders approved an increase in the Company's authorized common stock from 135 million to 270 million shares. On July 21, 1999, the Company effected a two-for-one split of its common stock through the distribution of a stock dividend. All shares and per share amounts have been restated to reflect the stock split.

     During the year ended December 31, 1999 we issued securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows:

          On October 15, 1999, the Company entered into an exchange agreement with all of the minority interest holders of Global TeleSystems Europe B.V.'s ("GTS Europe B.V.") common shares and grantees of GTS Europe B.V. stock options that provides for the acquisition by the Company of their equity interest in GTS Europe B.V. The exchange will take place in up to three separate exchanges commencing on October 18, 1999. Pursuant to the agreement, the Company will acquire the respective minority interest holders' common shares in GTS Europe B.V. that have been held by them for a period greater than six months. Pursuant to this agreement, in October 1999, the Company exchanged 5,985,930 of its common shares for 6,565 of GTS Europe B.V.'s common shares. The 5,985,930 shares of common stock were issued pursuant to the Regulation D and Regulation S exemptions from registration under the Securities Act. Further, minority interest holders of GTS Europe B.V. have additional beneficial ownership rights in GTS Europe B.V.'s common shares, and common share options, totaling 3,601 common shares. As stated above, the Company will acquire these GTS Europe B.V. common shares in the future; however, future acquisitions will be based on fair values of GTS Europe B.V. and the Company.

          In August 1999, the Company acquired substantially all of the outstanding shares of common stock of InTouch Telecom B.V., a company organized under the laws of The Netherlands. The Company's purchase consideration was comprised of cash and the issuance of 313,868 common shares of the Company. The Company's common stock was issued in this transaction pursuant to the exemption under Regulation S from registration under the Securities Act.

          In June 1999, GTS increased its ownership of GTS Europe B.V. to 95.4% by acquiring the remaining shares held by NMBS/SNCB (the "Belgian Railway"). The Company issued 2,150,380 shares of its common stock in exchange for the Belgian Railway's interest in GTS Europe B.V. The Company's common stock was issued in this transaction pursuant to the Regulation S exemption from registration under the Securities Act.

          On April 26, 1999, GTS acquired a majority stake in Omnicom, a French company, and assumed operational control. On April 27, 1999, GTS initiated an offer for the remaining shares of Omnicom. The Company's purchase consideration was comprised of cash and the issuance of 3,706,572 common shares of the Company. The Company's common stock was issued in this transaction pursuant to the exemption under Regulation S from registration under the Securities Act.

          On April 19, 1999, we issued, pursuant to the exemptions under Rule 144A and Regulation S from registration under the Securities Act, $500.0 million of depositary shares (the "Shares"), each representing 1/100 of a share of 7.25% cumulative convertible preferred stock (the "Preferred Stock"). Each Share has a liquidation preference of $50 per share. Holders of the Shares are entitled to quarterly cash payments of $.90625 per Share commencing on June 15, 1999. We realized net proceeds, after underwriting discounts and commissions, of $485.0 million.

     During the year ended December 31, 1998 we issued securities which were not registered under the Securities Act, as follows:

          In connection with the acquisition of NetSource Europe ASA, during the fourth quarter of 1998 and first quarter of 1999, we issued 7,868,166 shares of our common stock to holders of NetSource stock who accepted our offer to purchase the NetSource stock owned by such holders. We received the NetSource shares tendered as consideration for our common shares. We issued the 7,868,166 shares of common stock pursuant to the exemption under Regulation S from registration under the Securities Act. Up to 206,834 additional shares of our common stock may be issued pursuant to this transaction.

          During the second quarter of 1998, we issued 673,260 shares of our common stock to one of our partners in a business venture ("Seller"), in connection with fulfilling our obligations under a 1995 purchase agreement, as amended, with the Seller. During the third quarter of 1998, we issued an additional 253,718 shares of our common stock and paid $40 million to the Seller to purchase their remaining interest in the business venture. We issued these shares pursuant to the exemption under Regulation S from registration under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected historical financial data of the Company as of and for the five years ended December 31, 1999. The historical financial data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 have been derived from the historical financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

     The selected financial data presents the restatement of our historical financial statements for 1998 and prior periods to reflect the business combination with GTS (Europe) Ltd. (formerly Esprit Telecom Group plc), which was accounted for as a pooling of interests.

                                                           YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 1999       1998      1997      1996      1995
                                               --------   --------   -------   -------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues...................................  $  852.2   $  372.4   $ 121.4   $  62.5   $ 30.5
  Operating loss.............................    (433.7)    (143.7)    (91.4)    (55.4)   (44.4)
  Loss before extraordinary loss.............    (616.7)    (243.1)   (134.8)    (76.2)   (44.2)
  Extraordinary loss.........................        --      (12.7)       --        --       --
  Net loss...................................    (616.7)    (255.8)   (134.8)    (76.2)   (44.2)
  Preferred Dividends........................      25.7         --        --        --       --
  Net loss applicable to common
     shareholders............................    (642.4)    (255.8)   (134.8)    (76.2)   (44.2)
  Loss per common share:
  Loss per common share before extraordinary
     loss....................................     (3.76)     (1.70)    (1.37)    (1.01)   (0.74)
  Extraordinary loss per share...............        --      (0.09)       --        --       --
  Net loss per common share..................     (3.76)     (1.79)    (1.37)    (1.01)   (0.74)
  Deficiencies of earnings available to cover
     fixed charges(1)........................    (598.8)    (235.3)   (132.3)    (74.8)   (44.2)
OTHER DATA:
  EBITDA(2)..................................  $  (78.4)  $  (64.9)  $ (72.9)  $ (45.7)  $(38.6)
  Net cash used in operating activities......    (330.8)    (120.9)    (52.3)    (42.8)    (5.6)
  Net cash used in investing activities......    (917.0)    (455.9)   (117.6)    (86.4)   (81.0)
  Net cash provided by financing
     activities..............................   1,352.3    1,032.4     468.4     179.0     74.9
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents..................  $1,082.9   $  998.5   $ 358.4   $  67.9   $ 17.8
  Property and equipment, net................   1,004.5      643.0     260.0      47.0     35.0
  Total assets...............................   4,001.8    2,614.6     876.6     275.1    136.1
  Total debt.................................   2,552.2    1,792.3     645.7      89.3     39.4
  Redeemable preferred stock.................     502.3         --        --        --       --
  Shareholders' equity.......................     128.3      349.9      77.6     128.3     63.9

---------------

(1) Because of our historic losses, we have experienced a deficiency of earnings available to cover fixed charges throughout our existence. The deficiency of earnings available to cover fixed charges has been computed by adding loss from continuing operations before income taxes and preferred stock dividends minus fixed charges. Fixed charges consist of interest on all indebtedness and amortization of discount on all indebtedness.

(2) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization, foreign currency gains (losses), other income (expense) and non-recurring expenses. EBITDA is a measure of a company's performance commonly used in the telecommunications industry, but should not be construed as an alternative to net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") as an indicator of operating performance or as an alternative to cash from operating activities determined in accordance with GAAP as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations for the three years ended December 31, 1999. This information should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report including, without limitation, those concerning (i) projected traffic volume,
(ii) future revenues and costs, (iii) heightened competition, (iv) rapid technological and market change and (v) implementation of our business strategy, contain forward-looking statements concerning our operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on our results of operations are the potential risk of delay in implementing our business plan; the political, economic and legal aspects of the markets in which we operate; competition; and our need for additional substantial financing. These and other factors are discussed herein under "Business -- Certain Considerations Applicable to Our Operations," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

OVERVIEW

     From our inception until 1998, we focused on (1) providing telecommunications services in emerging markets, particularly in Russia and Central Europe and (2) establishing and developing Global TeleSystems Europe B.V. ("GTS Europe B.V."), formerly known as Hermes Europe Railtel B.V., our subsidiary which deployed the first high speed fiber optic network across Western Europe and provides a range of bandwidth and Internet Protocol services to traditional and emerging communications companies.

     After our initial public offering in February 1998, we adapted our strategy to address the effects of the economic crisis in emerging markets, particularly Russia, the emergence of the Internet Protocol as a widely accepted transport protocol and the deregulation of the provision of telecommunications services to end-users in Western Europe. We sought to build on the success of our pan-European fiber optic network by developing a plan to provide telecommunications services directly to businesses and other end-users. Accordingly, in late 1998 and in 1999, we acquired four companies that provided such services to businesses and other high usage customers in Western Europe:
Global TeleSystems (Europe) Limited ("GTS (Europe) Ltd."), formerly

Esprit Telecom Group plc, NetSource, Omnicom and InTouch. In addition, in order to position ourselves as a Tier-1 Internet service provider in Europe and target the higher growth European Internet market, we acquired Ebone.

     The former Ebone, GTS (Europe) Ltd., NetSource, Omnicom and InTouch businesses are now included in our operations. These acquisitions have provided us with a significant business customer base and sales and distribution network across Western Europe, as well as switches, routers and other infrastructure, and, combined with our Central European operations, position us to offer an expanded service portfolio of data, Internet and other business applications to our business customers.

     On September 30, 1999, we contributed all of our Russian and CIS operations to a newly formed subsidiary, Golden Telecom, Inc., which effected an initial public offering of its common stock on October 5, 1999. We currently own approximately 62.6% of the common stock of Golden Telecom.

BUSINESS STRATEGY

     Our goal is to become Europe's premier independent e-business services provider and to maintain and enhance our position as a leading pan-European provider of broadband, Internet, data and voice services to communications carriers, Internet service providers and other high-usage customers. In order to achieve this goal, we will build on the strengths of our pan-European broadband fiber optic network, our pan-European IP backbone and our position as a leading supplier of communications services to businesses, with a sales and distribution network spanning 79 cities in 18 European countries. The key elements of our strategy for achieving these goals are as follows:

     - Expand our services portfolio to support the communications and e-business activities of our customers;

     - Leverage our Business Services distribution network to further penetrate our existing customer base and reach new customers;

     - Build on our leadership position in the carriers' carrier market to penetrate a broader bandwidth intensive customer base;

     - Continue to invest in the reach and capacity of our fiber optic network;

     - Build infrastructure and extend our network closer to our customers by;

      - Expanding and enhancing the transatlantic capacity of our network and

      - Build or deploy data and web-hosting centers to support Web-based services.

     - Enhance brand name recognition

GTS (EUROPE) LTD. -- BUSINESS COMBINATION

     The following discussion of our results of operations and liquidity and capital resource requirements reflect the restatement of our financial results for 1998 and prior periods as a result of the business combination with Global TeleSystems (Europe) Limited ("GTS (Europe) Ltd."), formerly Esprit Telecom Group plc, which we accounted for as a pooling of interests.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations as a percentage of revenues:

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                             1999     1998      1997
                                                             -----    -----    ------
Revenues...................................................  100.0%   100.0%    100.0%
  Access and network services..............................   61.5     63.9      80.0
  Selling, general and administrative......................   47.7     53.5      80.0
  Depreciation and amortization............................   25.0     21.1      15.2
  Merger and restructuring costs...........................   16.7       --        --
                                                             -----    -----    ------
  Loss from operations.....................................  (50.9)   (38.5)    (75.2)
  Other income (expense):
  Interest, net............................................  (15.8)   (19.1)    (21.9)
  Other income (expense)...................................   (3.6)    (5.5)    (11.8)
                                                             -----    -----    ------
  Net loss before income taxes and extraordinary loss......  (70.3)   (63.1)   (108.9)
  Income taxes.............................................    2.1      2.1       2.1
                                                             -----    -----    ------
  Net loss before extraordinary loss.......................  (72.4)   (65.2)   (111.0)
  Extraordinary loss -- debt refinancing...................     --     (3.4)       --
                                                             -----    -----    ------
  Net loss.................................................  (72.4)%  (68.6)%  (111.0)%
                                                             =====    =====    ======
  Preferred dividend.......................................    3.0       --        --
                                                             -----    -----    ------
  Net loss applicable to common shareholders...............  (75.4)%  (68.6)%  (111.0)%
                                                             =====    =====    ======

  Year Ended December 31, 1999 Compared To The Year Ended December 31, 1998

     The Company reported a net loss of $616.7 million for the year ended December 31, 1999, compared to a net loss of $255.8 million in the same period of the prior year.

     Revenue. Our consolidated revenue increased to $852.2 million for the year ended December 31, 1999 as compared to $372.4 million for the year ended December 31, 1998. Significant components of revenue for the year ended December 31, 1999 were Europe ($746.8 million) and Golden Telecom ($97.9 million). Revenue for the year ended December 31, 1998 was primarily comprised of Europe ($286.6 million) and Golden Telecom ($86.1 million). The growth in revenue in Europe was primarily attributable to the increase in our customer base, the expansion of our network and the resulting increased traffic in all of our operations and acquisitions completed during the year. Additional contributors to the revenue growth in 1999 are as follows: within Golden Telecom, we followed the consolidation method of accounting for certain business ventures, whereas in the first half of 1998, these business ventures were accounted for following the equity method of accounting.

     Access and Network Services. Our access and network costs consist of costs associated with providing telecommunications services through our network and the costs of leased capacity. During 1999 these costs increased to $523.7 million or 61.5% of revenues as compared to $238.1 million or 63.9% of revenues for 1998. The slight decrease in these costs as a percentage of revenues in 1999 is attributable to the growth in our customer revenue which was partially offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. We are continuing to incur substantial capital and operating costs related to the implementation of our business strategy, including the expansion our network with which we expect to better serve our customer needs. We expect that these investments will increase our operating efficiency thereby lowering our unit costs going forward.

     Selling, General and Administrative. Selling, general and administrative expenses for 1999 increased to $406.9 million or 47.7% of revenues as compared to $199.2 million or 53.5% of revenues for 1998. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to the growth in our revenue base and our efforts to integrate our business operations and eliminate redundant costs.

The increase in selling, general and administrative expenses in 1999 is attributable to the following: additional expenses related to acquired entities; increases in payroll, related costs from the recruitment and hiring of additional staff associated with business growth; an increase in our sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for our increased customer base and the development of the Company's new brand identity. We expect to establish sales offices in additional European cities, which involves incurring substantial start-up costs. However, we expect to improve our effectiveness and leverage these expenses as a percentage of revenue.

     Depreciation and Amortization. Depreciation and amortization increased to $212.8 million or 25.0% of revenues for the year ended December 31, 1999 as compared to $78.8 million or 21.1% of revenues for the year ended December 31, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with goodwill that has resulted from our acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

     Merger and Restructuring Costs. During 1999, we recorded a $142.5 million charge to earnings attributable to merger and restructuring costs. Of the $142.5 million, $63.7 million, $19.8 million and $59.0 million was recorded in the first quarter, third quarter and fourth quarter of 1999, respectively.

     The $63.7 million first quarter charge was attributable to the transactional costs associated with the acquisition and integration of GTS (Europe) Ltd. (formerly Esprit Telecom plc). Of the $63.7 million, $1.4 million remains as an accrual at December 31, 1999.

     The $19.8 million third quarter charge was a result of our decision that the allocation of sufficient resources to support certain of our cellular ventures in Russia was not consistent with our current strategic plans. Accordingly, we decided to abandon certain cellular ventures and decided to cease to provide any further financial assistance to these ventures other than the assumption of certain debt obligations. We are seeking to sell our ownership interests in these assets in furtherance of our plan of abandonment. Of the $19.8 million, $3.3 million remains as an accrual, at December 31, 1999, for cash payments that we expect to incur as part of our plan of abandonment.

     The $59.0 million fourth quarter charge reflects a charge of $40.1 million for the integration and rationalization of our switched-voice assets as well as $18.9 million for certain employee reorganization and severance costs. These charges were principally a result of the acquisitions and organizational consolidations that we effected in 1999. Of the $59.0 million, $25.8 million remains as an accrual, at December 31, 1999, for additional cash payments that we expect to incur as part of our plan of restructuring.

     In 1998 we recorded a $12.7 million extraordinary charge to earnings resulting from the early extinguishment of debt obligations. The nature of the charge is comprised of the write-off of $11.6 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs that were deferred as financing costs and were being amortized over the original maturity of the debt obligations.

     Interest Expense. Interest expense increased to approximately $208.9 million in 1999 from $131.0 million in 1998. This significant increase in interest expense is attributable to the substantial increase in our outstanding debt obligations during 1999, (see "Liquidity and Capital Resources" below), partially offset by an increase in capitalized interest resulting from the construction of the Company's network. We had outstanding debt obligations of $2.6 billion and $1.8 billion at December 31, 1999 and 1998, respectively.

     Interest Income. Interest income for 1999 increased to $74.3 million from $60.0 million in 1998. This increase was due to the interest earned through our short-term investment of the proceeds received from our financing activities.

     Foreign Currency Loss. We recognized foreign currency losses of $8.9 million in 1999 as compared to $23.2 million in 1998. The losses in 1999 are primarily attributable to the impact of foreign currency fluctuations on our unhedged debt obligations. The losses in 1998 were attributable to the devaluation of the

Russian ruble and losses on several forward exchange contracts and the weakening of the U.S. dollar versus European currencies in the third and fourth quarters of 1998.

  Year Ended December 31, 1998 Compared To The Year Ended December 31, 1997

     Revenue. Our consolidated revenue increased to $372.4 million for the year ended December 31, 1998 as compared to $121.4 million for the year ended December 31, 1997. Significant components of revenue for the year ended December 31, 1998 were Europe ($286.6 million) and Golden Telecom ($86.1 million). Revenue for the year ended December 31, 1997 was primarily comprised of Europe ($93.3 million) and Golden Telecom ($27.2 million). The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations. An additional contributor to the revenue growth in 1998 was that we followed the consolidation method of accounting for certain business ventures during the second half of 1998, whereas in 1997, these business ventures were accounted for following the equity method of accounting.

     Access and Network Services. Our access and network costs consist of costs associated with providing telecommunications services through our network and the costs of leased capacity. In 1998 these costs increased to $238.1 million or 63.9% of revenues as compared to $97.1 million or 80.0% of revenues for 1997. The decrease in telecommunication services as a percentage of revenues in 1998 is attributable to the growth in our customer revenue offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs.

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

     Depreciation and Amortization. Depreciation and amortization increased to $78.8 million or 21.1% of revenues for the year ended December 31, 1998 as compared to $18.5 million or 15.2% of revenues for the year ended December 31, 1997. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we experienced an increase in amortization expense associated with goodwill that has arisen from our acquisition activities.

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

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The telecommunications industry is capital intensive. In order for us to successfully compete, we will require substantial capital to continue to develop our telecommunications networks, implement our e*Business strategy and meet the funding requirements of our operations, including losses from operations, as well as to provide capital for our acquisition and business development initiatives. We currently expect that during the year 2000, we will incur between $900 million and $950 million in capital expenditures, including capital lease obligations, to implement our current strategic capital expenditure plan, including the transatlantic capacity participation discussed below.

     We are participating in the construction and operation of the FLAG Atlantic-1 transoceanic cable through our 50% interest in the FLAG Atlantic Limited joint venture. We have agreed pursuant to the terms of the joint venture to (1) invest $100 million for our interest in the venture, which is to be paid in October 2000 and (2) purchase capacity on the fiber cable for $200 million. As of December 31, 1999 we had paid $60 million for this capacity and will pay the remaining $140 million at a rate of $20 million per quarter from January 2000 to June 2001.

     In January 1999, GTS Europe B.V. issued $200 million aggregate principal amount of 10.375% senior notes due 2009 and E85 million (approximately $100 million) aggregate principal amount of 10.375% senior notes due 2006. In November 1999, GTS Europe B.V. issued E225 million aggregate principal amount of 10.50% senior notes due 2006 and E275 million 11.0% senior notes due 2009. These new senior notes have substantially the same terms as the senior notes GTS Europe B.V. issued in January 1999 and August 1997. A subsidiary of our 98.4%-held GTS Europe B.V. subsidiary, is currently engaged in negotiations for a new credit facility (the "New Credit Facility") with one or more institutional lenders in an aggregate amount of E500 million which we expect to close by the end of the second quarter of 2000. Borrowings under the New Credit Facility would be structurally senior to the senior notes sold in August 1997, January 1999 and November 1999 by GTS Europe B.V.

     We believe that the net proceeds from the issuance of the senior notes mentioned above, and borrowings under the New Credit Facility, combined with our existing cash balances and projected internally generated funds, should be sufficient to fund our currently identified capital expenditures, at least through December 31, 2000, including capital expenditures and payments on the long-term fiber lease arrangements on our GTS Europe B.V. network. However, it is possible that we will seek additional financing in the future. Additionally, as our business strategy evolves, we continuously evaluate the optimal capital structure to ensure that it meets our overall corporate strategy.

     The actual amount and timing of our future capital requirements may differ materially from our estimates. In particular, the accuracy of our estimates is subject to changes and fluctuations in our revenues, operating costs and development expenses, which can be affected by our ability to (1) effectively and efficiently manage the expansion of the GTS Europe B.V. network and operations and the build-out of our City Enterprise Network infrastructure in our targeted metropolitan markets, (2) implement our strategy to become a leading provider of e-business services in Europe, (3) effectively and efficiently manage the build-out of the FLAG Atlantic-1 transatlantic cable through our participation in the FLAG Atlantic joint venture, (4) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate the GTS Europe B.V. network, construct our City Enterprise Network infrastructure and implement data and Web-hosting capability in London, Amsterdam, Frankfurt, Paris and other European cities, (5) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (6) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. Our revenues and costs are also dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources otherwise prove to be insufficient, we will need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses.

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $1.1 billion and $998.5 million as of December 31, 1999 and 1998, respectively. We had restricted cash of $312.1 million and $143.4 million as of December 31, 1999 and 1998, respectively, that represents amounts held in escrow for debt interest payments and amounts to be paid in connection with the Flag Atlantic Limited joint venture.

     In 1999, 1998 and 1997, we used cash of $330.8 million, $120.9 million and $52.3 million, respectively, for our operating activities. The significant increase in cash spending for our operations in 1999 and 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also used cash of $917.0 million, $455.9 million and $117.6 million for our investing activities in 1999, 1998 and 1997, respectively. Of the $917.0 million of 1999 investing activities, $339.4 million of cash was spent on business acquisitions and $386.0 million of cash was spent primarily on building our telecommunications networks. In 1998 investing activities included $257.4 million spent on business acquisitions and $231.0 million spent on building our telecommunications network as compared to $2.4 million and $58.2 million in 1997, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

     Substantially all of our operations are in Western Europe and therefore our consolidated financial results are subject to fluctuations in currency exchange rates. Our operations transact their business in the following significant currencies: British Pound Sterling, the Russian Ruble and the Euro. For those operating companies that transact their business in currencies that are not readily convertible, we attempt to minimize our exposure by indexing our invoices and collections to the applicable dollar/foreign currency exchange rate to the extent our costs (including interest expense, capital expenditures and equity) are incurred in U.S. Dollars. Although we are attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, we have experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. Dollar. Furthermore, certain of our operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. Dollar. We may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

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

     In April 1998, we consummated a foreign exchange swap transaction to mitigate the foreign exchange exposure resulting from the issuance of $265 million senior notes issued by GTS Europe B.V.

YEAR 2000 COMPLIANCE

     We initiated a Year 2000 compliance program during 1998 to address the risks associated with the Year 2000 issue and to avoid material loss or impact to us or our customers due to these risks. We experienced no substantial problems relating to the Year 2000 issues. We incurred approximately $4.0 million in costs, $2.8 million of which we incurred during 1999, to ensure that business would continue without incident after December 31, 1999. We continue to monitor all of our systems and have accrued a minimal amount to cover costs that we expect during the first quarter of 2000. We believe that any and all additional Year 2000 issues or concerns that may arise will be addressed and corrected by March 31, 2000.

IMPACT OF THE EURO

     In accordance with the Treaty on EU, signed at Maastricht on February 7, 1992, Stage III of the Economic and Monetary Union (EMU) commenced on January 1, 1999, and a single currency, the "Euro" (E), has been introduced. In addition on January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain established an irrevocable fixed conversion rate between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The Euro exists in parallel with national currencies, and transactions may be denominated in either currency until December 31, 2001 (though only notes and coins of the national currencies will be available for physical exchange). From January 1, 2002, Euro notes and coins will be introduced and national currencies will be withdrawn by June 30, 2002. Those participating member states have also transferred authority for conducting monetary policy to the European Central Bank.

     Through certain of our subsidiaries we have significant operations within the EU, including many of the countries that adopted the Euro. We are currently evaluating the system issues raised by the adoption of the Euro, including: preparing business systems for trading in Euros and converting the accounting systems of companies in the common currency area from their national currency to Euros; the benefit of the elimination of exchange rate risk in cross border transactions within the common currency area; the potential impact of increases in pricing transparency on price differentials between member states; and training and human resources issues. We are also currently evaluating the impact the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have material adverse affect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union as we have always operated as a pan-European business with transparent pricing in ECU for the majority of our customers. Moreover, we are evaluating our ability to update our information systems to accommodate the adoption of the Euro but we do not expect to incur material costs in either the evaluating or the updating of such systems. In addition, we cannot accurately predict the impact the Euro will have on currency exchange rates or on our currency exchange risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our treasury function manages our funding, liquidity, and exposure to interest rate and foreign exchange rate risks. Our treasury operations are conducted within a framework of policies and guidelines authorized by our Board of Directors. In accordance with our policy, we do not enter into any transactions of a speculative nature.

     We are exposed to market risk from changes in interest rates on long-term obligations and as a global company, we also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations are denominated in currencies which expose us to risks associated with changes in foreign exchange rates. We have developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluate the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     Our subsidiary, GTS Europe B.V., has entered into a foreign currency swap agreement in order to mitigate our exposure on US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates.

                                                                                           FAIR VALUE
                              2000    2001   2002   2003   2004    THEREAFTER    TOTAL      12/31/99
                              -----   ----   ----   ----   -----   ----------   --------   ----------
                                                           (IN MILLIONS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  Fixed rate................   93.7   $4.9   $3.7   $3.4   $ 3.0    $2,158.5    $2,267.2    $2,387.7
  Avg. interest rate........    8.1%   8.8%   8.8%   9.7%   11.2%        9.8%         --          --
  Variable rate.............     --   $0.5   $0.5   $0.5   $ 0.3          --    $    1.8    $    1.8
  Avg. interest rate........     --    7.1%   8.4%   8.3%    8.3%         --          --          --

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

                    OPERATIONS WITH EURO FUNCTIONAL CURRENCY

                                                                                         FAIR VALUE
                            2000    2001     2002    2003   2004   THEREAFTER   TOTAL     12/31/99
                            -----   -----   ------   ----   ----   ----------   ------   ----------
                                                         (IN MILLIONS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  US Dollars
     Fixed rate...........     --      --       --     --     --     $465.0     $465.0     $470.0
     Avg. interest rate...     --      --       --     --     --       11.0%        --         --
CURRENCY SWAP AGREEMENTS
RELATED TO LONG-TERM DEBT:
  Receipt of USD
     Notional amount......  $30.5   $30.5   $295.5     --     --         --     $356.5     $286.6
     Avg. contract rate...   1.82    1.82     1.82     --     --         --         --         --

               OPERATIONS WITH BRITISH POUND FUNCTIONAL CURRENCY

                                                                                            FAIR VALUE
                                   2000   2001   2002   2003   2004   THEREAFTER   TOTAL     12/31/99
                                   ----   ----   ----   ----   ----   ----------   ------   ----------
                                                              (IN MILLIONS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  US Dollars
     Fixed rate.................    --     --     --     --     --      $380.0     $380.0     $377.6
     Avg. interest rate.........    --     --     --     --     --        11.3%        --         --
  Euro
     Fixed rate.................    --     --     --     --     --      $142.4     $142.4     $142.3
     Avg. interest rate.........    --     --     --     --     --        11.2%        --         --

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY

                         GLOBAL TELESYSTEMS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 1,082.9   $  998.5
  Accounts receivable, net of allowance for doubtful
     accounts of $44.1 million and $9.5 million,
     respectively...........................................      286.4      174.4
  Restricted cash...........................................      258.5       82.0
  Prepaid expenses and other current assets.................       59.1       38.5
                                                              ---------   --------
          TOTAL CURRENT ASSETS..............................    1,686.9    1,293.4
  Property and equipment:
     Communications equipment...............................    1,025.7      632.2
     Construction in process................................      196.9      104.6
                                                              ---------   --------
                                                                1,222.6      736.8
  Accumulated depreciation..................................     (218.1)     (93.8)
                                                              ---------   --------
     Net property and equipment.............................    1,004.5      643.0
  Goodwill and intangible assets, net of accumulated
     amortization of $141.9 million and $52.5 million,
     respectively...........................................    1,172.9      543.5
  Other assets..............................................      137.5      134.7
                                                              ---------   --------
          TOTAL ASSETS......................................  $ 4,001.8   $2,614.6
                                                              =========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $   198.6   $  172.9
  Debt and capital lease obligations maturing within one
     year...................................................      122.2       67.0
  Accrued telecommunications expense........................      116.0       25.1
  Other current liabilities.................................      265.9      146.1
                                                              ---------   --------
          TOTAL CURRENT LIABILITIES.........................      702.7      411.1
  Long-term debt and capital leases, less current portion...    2,430.0    1,725.3
  Deferred revenue and other liabilities....................      123.9       74.9
                                                              ---------   --------
          TOTAL LIABILITIES.................................    3,256.6    2,211.3
COMMITMENTS AND CONTINGENCIES
  Minority interest.........................................      114.6       53.4
  Redeemable preferred stock, $0.0001 par value (10,000,000
     shares authorized; 100,000 shares issued and
     outstanding)...........................................      502.3         --
SHAREHOLDERS' EQUITY
  Common stock, $0.10 par value (270,000,000, shares
     authorized; 184,472,884 and 161,466,744 shares issued
     and outstanding, respectively).........................       18.4       16.1
  Additional paid-in capital................................    1,280.8      877.6
  Notes receivable due from shareholder.....................      (10.4)        --
  Accumulated deficit.......................................   (1,160.5)    (543.8)
                                                              ---------   --------
          TOTAL SHAREHOLDER'S EQUITY........................      128.3      349.9
                                                              ---------   --------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY........  $ 4,001.8   $2,614.6
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
Revenues....................................................  $  852.2   $ 372.4   $ 121.4
Operating Expenses:
  Access and network services...............................     523.7     238.1      97.1
  Selling, general and administrative.......................     406.9     199.2      97.2
  Depreciation and amortization.............................     212.8      78.8      18.5
  Merger and restructuring costs............................     142.5        --        --
                                                              --------   -------   -------
          Total operating expenses..........................   1,285.9     516.1     212.8
                                                              --------   -------   -------
Loss from operations........................................    (433.7)   (143.7)    (91.4)
Other Income/(Expense):
  Interest, net.............................................    (134.6)    (71.0)    (26.6)
  Foreign currency losses...................................      (8.9)    (23.2)     (3.4)
  Other (expenses)/income...................................     (21.6)      2.6     (10.9)
                                                              --------   -------   -------
                                                                (165.1)    (91.6)    (40.9)
                                                              --------   -------   -------
Net loss before income taxes and extraordinary loss.........    (598.8)   (235.3)   (132.3)
Income taxes................................................      17.9       7.8       2.5
                                                              --------   -------   -------
Net loss before extraordinary loss..........................    (616.7)   (243.1)   (134.8)
Extraordinary loss -- debt refinancing......................        --     (12.7)       --
                                                              --------   -------   -------
Net loss....................................................    (616.7)   (255.8)   (134.8)
                                                              --------   -------   -------
Preferred dividends.........................................      25.7        --        --
                                                              --------   -------   -------
Net loss applicable to common shareholders..................  $ (642.4)  $(255.8)  $(134.8)
                                                              ========   =======   =======
Loss per common share:
  Net loss per share before extraordinary loss..............  $  (3.76)  $ (1.70)  $ (1.37)
  Net loss per share -- extraordinary loss..................        --     (0.09)       --
                                                              --------   -------   -------
  Net loss per share........................................  $  (3.76)  $ (1.79)  $ (1.37)
                                                              ========   =======   =======
Weighted average common shares outstanding..................     170.8     142.6      98.3
                                                              ========   =======   =======

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
Operating Activities
  Net loss..................................................  $ (616.7)  $(255.8)  $(134.8)
Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
  Depreciation and amortization.............................     210.8      79.4      24.5
  Equity in losses of ventures, net of dividends received...      16.7       1.3      17.5
  Change in fair value of foreign exchange instruments......     (38.7)     28.7        --
  Merger and restructuring costs............................      83.6        --        --
  Other adjustments.........................................      (6.9)      2.1      20.3
  Changes in assets and liabilities:
     Accounts receivable....................................    (138.5)   (128.3)    (23.1)
     Accounts payable and accrued expenses..................     101.6     115.6      54.1
     Unearned revenue.......................................     112.7      68.7       1.4
     Other changes in assets and liabilities................     (55.4)    (32.6)    (12.2)
                                                              --------   -------   -------
       Net Cash Used in Operating Activities................    (330.8)   (120.9)    (52.3)
Investing Activities:
  Acquisitions, net of cash acquired........................    (339.4)   (257.4)     (2.4)
  Purchases of property and equipment.......................    (386.0)   (231.0)    (58.2)
  Restricted cash...........................................    (173.2)     32.0     (62.9)
  Other investing activities................................     (18.4)       .5       5.9
                                                              --------   -------   -------
       Net Cash Used in Investing Activities................    (917.0)   (455.9)   (117.6)
Financing Activities:
  Proceeds from debt, net of debt issuance costs............     818.3     787.9     384.9
  Net proceeds from issuance of stock and minority shares...     631.0     370.0      86.4
  Repayments of debt........................................     (97.0)   (116.1)      (.1)
  Other financing activities................................        --      (9.4)     (2.8)
                                                              --------   -------   -------
       Net Cash Provided by Financing Activities............   1,352.3   1,032.4     468.4
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (20.1)      2.7      (8.0)
                                                              --------   -------   -------
Net increase in cash and cash equivalents...................      84.4     458.3     290.5
Cash and cash equivalents at beginning of year..............     998.5     540.2      67.9
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $1,082.9   $ 998.5   $ 358.4
                                                              ========   =======   =======
Supplemental Disclosure of Cash Flow Information:
  Issuance of common shares or notes for interest in
     business ventures......................................  $  336.6   $  19.5   $   4.1
                                                              ========   =======   =======
  Capitalization of leases..................................  $  126.4   $ 149.4   $ 142.4
                                                              ========   =======   =======
  Conversion of bonds and notes into common shares..........  $   38.5   $  40.6   $   4.3
                                                              ========   =======   =======

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN MILLIONS)

                                            COMMON STOCK     ADDITIONAL      NOTES                         TOTAL
                                          ----------------    PAID-IN     RECEIVABLE,    ACCUMULATED   SHAREHOLDERS'
                                          SHARES   AMOUNT     CAPITAL     COMMON STOCK     DEFICIT        EQUITY
                                          ------   -------   ----------   ------------   -----------   -------------
Balance at December 31, 1996............   89.9       9.0        264.9           --          (145.6)        128.3
  Proceeds from the sale of common
    stock, net of expenses of $9,850....   15.3       1.5         87.7           --              --          89.2
  Comprehensive Income..................     --        --         (5.7)          --              --          (5.7)
  Net loss..............................     --        --           --           --          (134.8)       (134.8)
                                                                                                          -------
        Total comprehensive income......                                                                   (140.5)
  Other.................................    1.0        .1           .5           --              --            .6
                                          ------   -------    --------      -------       ---------       -------
Balance at December 31, 1997............  106.2      10.6        347.4           --          (280.4)         77.6
  Changes in shareholders' equity for
    GTS (Europe) Ltd. for the three
    months ended December 31, 1997, not
    presented elsewhere.................     .4        --          1.6           --            (7.6)         (6.0)
                                          ------   -------    --------      -------       ---------       -------
Adjusted Balance at December 31, 1997...  106.6      10.6        349.0           --          (288.0)         71.6
  Proceeds from the sale of common
    stock, net of expenses of $22,805...   31.1       3.1        350.8           --              --         353.9
  Exercise of stock options and other
    transactions........................    5.8        .6         15.6           --              --          16.2
  Conversion of notes payable...........    4.1        .4         40.4           --              --          40.8
  Exercise of common stock warrants.....    5.1        .5          (.5)          --              --            --
  Issuance of common stock in connection
    with business combinations..........    8.7        .9        115.2           --              --         116.1
  Comprehensive Income..................     --        --          7.1           --              --           7.1
  Net loss..............................     --        --           --           --          (255.8)       (255.8)
                                                                                                          -------
        Total comprehensive income......                                                                   (248.7)
                                          ------   -------    --------      -------       ---------       -------
Balance at December 31, 1998............  161.4      16.1        877.6                       (543.8)        349.9
  Exercise of stock options and other
    transactions........................    5.0        .5         38.8           --              --          39.3
  Conversion of notes payable...........    3.8        .4         38.1           --              --          38.5
  Issuance of common stock in connection
    with business combinations and
    employment arrangements.............   13.6       1.3        344.9        (10.4)             --         335.8
  Issuance of common stock in connection
    with preferred dividends............     .7        .1         23.3           --              --          23.4
  Comprehensive Income..................     --        --        (41.9)          --              --         (41.9)
  Net loss..............................     --        --           --           --          (616.7)       (616.7)
                                                                                                          -------
        Total comprehensive income......                                                                   (658.6)
                                          ------   -------    --------      -------       ---------       -------
Balance at December 31, 1999............  184.5    $ 18.4     $1,280.8      $ (10.4)      $(1,160.5)      $ 128.3
                                          ======   =======    ========      =======       =========       =======

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Global TeleSystems Group, Inc. ("GTS" or "the Company"), is a provider of e*Business and borderless broadband services across Europe, serving businesses and carriers in European countries with a range of broadband, Internet/IP and voice services. As an industry leader in Europe, the Company operates cross-border fiber-optic network and a Tier-1 IP backbone. Also, GTS is the majority owner of Golden Telecom, which offers a variety of fixed-line and mobile telecommunications services in Russia, Ukraine and other former Soviet nations.

     Effective March 4, 1999, the Company completed its business combination with Global TeleSystems (Europe) Limited ("GTS (Europe) Ltd."), formerly Esprit Telecom Group plc, which was accounted for as a pooling of interests. Accordingly, these financial statements have been restated and are presented as if the companies have been combined since inception (see Note 3, "Business Combinations and Venture Transactions").

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order to conform to the 1999 presentation.

CASH AND CASH EQUIVALENTS

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $312.1 million and $143.4 million of restricted cash at December 31, 1999 and 1998, respectively. The restricted cash is primarily related to cash held in escrow for contractual obligations and interest payments associated with the Company's debt obligations.

                         GLOBAL TELESYSTEMS GROUP, INC.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives, ranging from three to ten years for telecommunications equipment or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment and telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company capitalizes material interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets' useful lives. The Company has capitalized interest costs of $13.0 million and $4.9 million during the years ended December 31, 1999 and 1998, respectively. Prior to 1998, the Company had no capitalized interest.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses, and is being amortized on a straight-line basis over their estimated useful lives, ranging from five to twenty years. Intangible assets, principally telecommunications service contracts, licenses and deferred financing costs, are amortized on a straight-line basis over the lesser of their estimated useful lives, generally three to fifteen years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. During 1997, the Company recorded a write-down of certain long-lived assets. No impairment expense was recognized in 1999 or 1998.

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

                         GLOBAL TELESYSTEMS GROUP, INC.

STOCK SPLITS

     Effective July 21, 1999, outstanding shares of common stock split two-for-one. All shares and per share amounts have been restated to reflect the stock split.

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

NET LOSS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding options using the "treasury stock" method. All of the items that would normally effect diluted earnings would not be considered for dilution purposes, when the company recognizes a loss for the period, as they are anti-dilutive.

                         GLOBAL TELESYSTEMS GROUP, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on quoted market prices. At December 31, 1999 and 1998, the fair value of the Company's fixed rate debt is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                       1999                    1998
                                               ---------------------   ---------------------
                                                            CARRYING                CARRYING
                                               FAIR VALUE    VALUE     FAIR VALUE    VALUE
                                               ----------   --------   ----------   --------
                                                               (IN MILLIONS)
Senior subordinated convertible debentures at
  interest rates ranging from 5.75% to
  8.75%......................................   $  864.4    $  546.0     $851.0      $584.5
Senior nonconvertible debentures at interest
  rates ranging from 9.875% to 11.5%.........    1,683.2     1,685.2      938.1       915.1

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

     The Company currently accounts for its existing derivatives under SFAS No. 52, "Foreign Currency Translation." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a reporting standard for derivative instruments which will require the Company to record all derivatives as either assets or liabilities and requires that those instruments are recorded at their fair value. During June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." This statement defers the effective date of SFAS 133 to 2001. The Company plans to adopt SFAS No. 133 for fiscal year beginning January 1, 2001. The Company has not yet determined the impact of the adoption of this statement.

     The Company enters into foreign currency forward contracts to minimize foreign exchange risk. The Company utilizes foreign currency agreements that are short term in duration (generally one week or less). As of December 31, 1999, the Company had no outstanding forward contracts. Additionally, GTS Europe B.V. maintains one foreign currency swap transaction agreement (see Note 6, "Foreign Currency Transactions").

                         GLOBAL TELESYSTEMS GROUP, INC.

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

NOTE 3: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

     During 1999 and 1998 the Company has acquired several businesses and has also increased its ownership interest in several of its previously existing ventures by either buying out or acquiring part of the minority shareholders' interest in these ventures.

     The more significant business combinations and venture transactions are identified below.

  1999 Business Combinations and Venture Transactions

     GTS Europe B.V.

     The Company increased its ownership in GTS Europe B.V. from 89.9% at December 31, 1998 to 98.4% at December 31, 1999 by the following transactions:

     On October 15, 1999, the Company entered into an exchange agreement with all of the minority interest holders of GTS Europe B.V.'s common shares and grantees of GTS Europe B.V. stock options that provides for the acquisition by the Company of their equity interest in GTS Europe B.V. The exchange will take place in up to three separate exchanges commencing on October 18, 1999. Pursuant to the agreement the Company will acquire the respective minority interest holders' common shares in GTS Europe B.V. that have been held by them for a period greater than six months. Pursuant to this agreement and effective October 15, 1999, the Company exchanged 5,985,930 of its common shares for 6,565 of GTS Europe B.V.'s common shares. The excess of the purchase price paid over the fair value of assets acquired has been calculated at approximately $133.0 million and has been reflected as goodwill, which is being amortized over 20 years. Further, minority interest holders of GTS Europe B.V. have additional beneficial ownership rights in GTS Europe B.V.'s common shares, and common share options, totaling 3,600 common shares. As stated above, the Company will acquire these GTS Europe B.V. common shares in the future; however, future acquisitions will be based on future market values of GTS Europe B.V. and the Company.

     In June 1999, GTS increased its ownership of GTS Europe B.V. by acquiring the remaining shares held by NMBS/SNCB (the Belgian Railway). The Company issued 2,150,380 shares of its common stock in exchange for the Belgian Railway's interest in GTS Europe B.V. The excess of the purchase price paid over the fair value of assets acquired has been calculated at approximately $75.4 million and has been reflected as goodwill, which is being amortized over 20 years.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Omnicom

     In April 1999, GTS acquired Omnicom, a French company, for approximately $320 million in cash and 3,706,572 shares of the Company's common stock. The excess of the purchase price paid over the fair value of assets acquired has been preliminarily calculated at approximately $453.4 and has been reflected as goodwill, which is being amortized over 20 years.

     GTS (Europe) Ltd.

     On March 4, 1999, GTS acquired substantially all of the outstanding ordinary shares and American Depositary Shares of GTS (Europe) Ltd. Upon completion of the transaction, the number of shares issued for the outstanding ordinary shares and American Depositary Shares of GTS (Europe) Ltd. was 32,055,024. The Company accounted for this combination as a pooling of interests. Accordingly, the Company restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented.

     GTS (Europe) Ltd. had a fiscal year-end of September 30. The GTS (Europe) Ltd. statements of operations for the years ended September 30, 1997 and 1996 were combined with GTS's statements of operations for the calendar year ended December 31, 1997. The three months of operations of GTS (Europe) Ltd. from October 1, 1997 to December 31, 1997 are not included in any of the statements of operations presented. Accordingly, an adjustment was made in the consolidated statements of shareholders' equity for 1997 to include the net income and other transactions of GTS (Europe) Ltd. for the three months ended December 31, 1997. On September 24, 1999, GTS (Europe) Ltd. filed an 8-K declaring a fiscal year-end change from September 30 to December 31.

     Golden Telecom

     On October 5, 1999 Golden Telecom, Inc. ("Golden Telecom"), a then wholly owned subsidiary of GTS, completed an initial public offering of its common stock. Golden Telecom was formed to hold GTS's interest in the businesses it owns and operates in Russia and the CIS. Golden Telecom, through subsidiaries, is a facilities-based provider of integrated telecommunications services in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia, Ukraine and other countries of the CIS. Through the initial and a secondary public offering, Golden Telecom raised over $50 million from public investors and approximately $45 million from strategic investors, which was recorded as minority interest. In addition, GTS contributed $50 million to Golden Telecom. At December 31, 1999, GTS had a 62.6% ownership interest in Golden Telecom.

  1998 Business Combinations

     During 1998, GTS acquired substantially all of the outstanding common stock of Netsource Europe ASA, ("Netsource") and Thyssen Festnetz GmbH's Co. KG (collectively "Plusnet"). The Company recorded combined goodwill of $318.0 million for these acquisitions.

     Further, in 1999 and 1998, the Company has acquired other less significant telecommunications businesses offering similar or complementary services to those offered by the Company. Such business combinations have been accomplished through the purchase of the outstanding stock or assets of the acquired entity for cash and shares of GTS stock. The cash portion of these transactions and acquisitions has generally been financed through the Company's equity and debt proceeds. The Company has accounted for these transactions and business combinations following the purchase method of accounting, and as such, any purchase price paid over net tangible assets acquired has been reflected as goodwill.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Unaudited pro forma results of operations for the acquisitions would not have had a material impact on the Company's operating results for the years ended December 31, 1999 and 1998, and therefore no pro forma information has been disclosed herein.

     In conjunction with the 1999 and 1998 business combinations, assets acquired, liabilities assumed and common stock issued were as follows (in millions):

                                                            1999        1998
                                                           -------     ------
Fair value of assets acquired............................  $  50.6     $ 94.2
Goodwill.................................................    717.2      308.4
Fair value of liabilities assumed........................    (91.8)     (86.0)
Common stock issued......................................   (336.6)     (93.0)
                                                           -------     ------
Net cash paid............................................  $ 339.4     $223.6
                                                           =======     ======

NOTE 4: COMPREHENSIVE INCOME

     The following table reflects the calculation of comprehensive income (loss) for GTS:

                                                            DECEMBER 31,
                                                        ---------------------
                                                         1999          1998
                                                        -------       -------
                                                            (IN MILLIONS)
Net loss..............................................  $(616.7)      $(255.8)
Other comprehensive income (loss):
  Preferred Dividends.................................    (25.7)           --
  Foreign currency translation adjustments............    (16.2)          7.1
                                                        -------       -------
                                                          (41.9)          7.1
                                                        -------       -------
Comprehensive loss....................................  $(658.6)      $(248.7)
                                                        =======       =======

NOTE 5: DEBT OBLIGATIONS

     Company debt consists of:

                                                             DECEMBER 31,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
                                                             (IN MILLIONS)
Senior nonconvertible debentures.......................  $1,685.2     $  915.1
Senior subordinated convertible debentures.............     546.0        584.5
Capital lease obligation...............................     283.2        261.2
Other financing agreements.............................      37.8         31.5
                                                         --------     --------
                                                          2,552.2      1,792.3
Less: debt and capital lease obligations maturing
  within one year......................................     122.2         67.0
                                                         --------     --------
          Total long-term debt and capital lease
            obligations................................  $2,430.0     $1,725.3
                                                         ========     ========

     Debt Obligations of GTS (Parent Company)

     In July 1998, the Company issued aggregate principal amount of $466.9 million of 5.75% convertible senior subordinated debentures (the "Convertible Debentures due 2010") that mature July 1, 2010. The Convertible Debentures due 2010 are redeemable on or after July 1, 2001 at our option, at redemption prices ranging from 104.025% to 100.0% of the principal amount, plus accrued and unpaid interest. The Convertible

                         GLOBAL TELESYSTEMS GROUP, INC.

Debentures due 2010 are convertible into approximately 17.0 million common shares at any time prior to maturity or redemption at a conversion price of $27.525 per common share. Interest is payable semiannually in January and July. The Convertible Debentures due 2010 are subordinated to all existing and future senior indebtedness of the Company, except for the Convertible Bonds due 2000, as defined below, with which they rank pari passu in right of payment.

     In February 1998, the Company issued $105.0 million aggregate principal amount of 9.875% senior notes due February 15, 2005 (the "9.875% Senior Notes due 2005"). Approximately $19.6 million of the net proceeds from the sale of such notes were initially placed in escrow for the first four semiannual interest payments, commencing August 15, 1998. Interest is payable semiannually in February and August. The 9.875% Senior Notes due 2005 are senior in rank to both the Convertible Debentures due 2010 and the Convertible Bonds due 2000.

     In July 1997, the Company issued $144.8 million aggregate principal amount of convertible senior subordinated bonds ("the Convertible Bonds due 2000") that mature on June 30, 2000. As a result of the completion of GTS's initial public offering in February 1998 (the "Stock Offering"), see Note 7, "Shareholders' Equity," the interest rate on the Convertible Bonds due 2000 will remain at 8.75% until maturity. The Convertible Bonds due 2000 are convertible into 14.5 million common shares at a conversion price of $10.00 per share. During the twelve months ended December 31, 1999 and 1998, a total of $38.5 million and $27.2 million, respectively, of the Convertible Bonds due 2000 were converted into approximately 3.8 million and 2.7 million common shares, respectively of the Company's common stock. The Bonds are subordinated to all existing and future indebtedness of the Company, except for the Convertible Debentures due 2010, with which they rank pari passu in right of payment.

     On December 20, 1999, GTS called for redemption on March 20, 2000, all of the outstanding Convertible Bonds due June 2000. The redemption price of such bonds is $1,016 per $1,000 principal amount of such bonds, including accrued interest to the redemption date. There were $79.1 million in aggregate principal amount of such bonds outstanding at December 31, 1999.

     Debt Obligations of GTS Europe B.V. (formerly Hermes Europe Railtel B.V.)

     In November 1999, our 98.4%-held subsidiary Global TeleSystems Europe B.V., formerly Hermes Europe Railtel B.V. ("GTS Europe B.V.") issued E225.0 million aggregate principal amount of 10.50% Senior Notes due January 15, 2006 (the "10.5% Senior Notes due 2006") and E275.0 million aggregate principal amount of 11% Senior Notes due January 15, 2009 (the "11% Senior Notes due 2009"). Interest is payable semiannually in December and June. The 10.5% Senior Notes due 2006 and 11% Senior Notes due 2009 notes were issued pursuant to two indentures with terms that are substantially similar to the indentures governing the 11.5% Senior Notes due 2007, which were issued by GTS Europe B.V. in August 1997, and the 10.375% Senior Notes due 2006 and the 10.375% Senior Notes due 2009, which were issued by GTS Europe B.V. in January 1999.

     The 11% Senior Notes due 2009 are redeemable in whole or in part, at our option at any time on or after December 1, 2004 at a price ranging from 105.50% to 100.0% of the principal amount, plus accrued and unpaid interest. GTS may also redeem up to 35% of the principal amount of the 11% Senior Notes due 2009 at any time prior to prior to December 1, 2002 at a redemption price equal to 111% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of public equity offerings of GTS Europe B.V. or strategic equity investments of at least $75.0 million, provided that following such redemption at least 65% of the original principal amount of the 11% Senior Notes due 2009 remains outstanding. The 10.5% Senior Notes due 2006 notes are not so redeemable.

     In January 1999, GTS Europe B.V. issued $200 million aggregate principal amount of 10.375% Senior Notes due January 15, 2009 (the "10.375% Senior Notes due 2009") and E85 million (approximately

                         GLOBAL TELESYSTEMS GROUP, INC.

$100 million) aggregate principal amount of Senior Notes due January 15, 2006 (the "10.375% Senior Notes due 2006" and together with the 10.375% Senior Notes due 2009, the "10.375% Senior Notes due 2006 and 2009"). Interest is payable semiannually in January and July, commencing July 15, 1999. The 10.375% Senior Notes due 2009 are redeemable in whole or in part, at our option at any time on or after January 15, 2004 at a price ranging from 105.188% to 100.0% of the principal amount, plus accrued and unpaid interest. The 10.375% Senior Notes due 2006 are redeemable in whole or in part, at our option at any time on or after January 15, 2003 at a price ranging from 105.188% to 100.0% of the principal amount, plus accrued unpaid interest. GTS may also redeem up to one-third of the principal amount of the 10.375% Senior Notes due 2006 and 2009 prior to January 15, 2002 at a redemption price equal to 110.375% of the principal amount of the notes so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of one or more public equity offerings of GTS Europe B.V. or strategic equity investments of at least $75.0 million, provided, however, that following such redemption, at least two-thirds of the original principal amount of such notes remains outstanding.

     In August 1997, GTS Europe B.V. issued $265.0 million aggregate principal amount of senior notes due August 15, 2007 (the "Senior Notes"). The Senior Notes pay interest semiannually in February and August at a rate of 11.5%. Approximately $56.6 million of the net proceeds of the offering of the Senior Notes was initially placed in escrow for the first four semiannual interest payments commencing February 15, 1998. GTS may redeem the Senior Notes, in whole or in part, any time on or after August 15, 2002 at a price ranging from 105.75% to 100.0% of the principal amount, plus accrued and unpaid interest. GTS may also redeem up to one-third of the principal amount of the Senior Notes at a price equal to 111.5% of the principal amount prior to August 15, 2000 with net cash proceeds of a public equity offering of GTS Europe B.V. or strategic equity investments with gross proceeds of at least $75.0 million, provided, however, that at least two-thirds of the principal amount of the Senior Notes originally issued remain outstanding after each such redemption.

     The debt obligations of GTS Europe B.V. described above represent senior obligations of GTS Europe B.V. and are structurally senior to the debt obligations of GTS described above.

     Debt Obligations of GTS (Europe) Ltd. (formerly Esprit Telecom Group plc)

     In June 1998, our wholly owned subsidiary Global TeleSystems (Europe) Limited, formerly Esprit Telecom Group plc, ("GTS (Europe) Ltd.") issued $150.0 million and DM 150.0 million aggregate principal amount of Senior Notes due June 15, 2008 (the "Senior Notes due 2008"). The Senior Notes due 2008 pay interest semi-annually in June and December at a rate of 10.875% and 11.00% respectively. GTS may redeem the Senior Notes due 2008, in whole or in part, any time on or after June 15, 2003, at a price ranging from 105.438% to 100.0% of the principal amount, plus accrued and unpaid interest. GTS may redeem, at our option, up to 35% of the principal amount of each series of the 11.5% Senior Notes due 2007, defined below, and Senior Notes due 2008 prior to December 15, 2000 and June 15, 2001, respectively, at prices equal to 111.50% of the principal amount of the 11.5% Senior Notes due 2007, and 110.875% of the principal amount of the Senior Notes due 2008, plus other amounts, with the net cash proceeds of public equity offerings of GTS (Europe) Ltd. or strategic equity investments of at least $50 million, provided that following such redemption at least 65% of the principal amount of the notes remain outstanding.

     In December 1997, GTS (Europe) Ltd. issued $230.0 million and DM 125.0 million aggregate principal amount of senior notes due December 15, 2007 (the "11.5% Senior Notes due 2007"). The 11.5% Senior Notes due 2007 rank pari-passu with ordinary creditors with interest payable semi-annually in June and December at a rate of 11.5%. Approximately $72.0 million and DM 36.0 million of the net proceeds of the offering of the 11.5% Senior Notes due 2007 was initially placed in escrow for the first six semi-annual payments commencing June 15, 1998. GTS may redeem the 11.5% Senior Notes due 2007, in whole or in part, any time on or after December 15, 2002 at redemption prices ranging from 105.75% to 100.0% of the principal amount, plus accrued and unpaid interest.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The debt obligations of GTS (Europe) Ltd. described above represent senior obligations of GTS (Europe) Ltd. and are structurally senior to the debt obligations of GTS described above.

     Certain of the Company's consolidated ventures maintain credit facilities for their local operations. Borrowings under such credit facilities bear interest at the prevailing negotiated market rates. GTS (Europe) Ltd. has two revolving credit lines with available funds of approximately $2.2 million that were unused at December 31, 1999.

     Aggregate maturities of long-term debt, as of December 31, 1999, are as follows: 2000 -- $93.7 million, 2001 -- $5.4 million, 2002 -- $4.2 million,
2003 -- $3.9 million, 2004 -- $3.3 million and $2,158.5 million thereafter.

     The Company paid interest of $186.9 million, $124.2 million and $2.2 million in 1999, 1998, and 1997, respectively.

NOTE 6: FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, GTS Europe B.V. entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265.0 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Senior Notes"). GTS Europe B.V. remeasured the value of the swap as of December 31, 1999 and 1998 and the resulting change in value of $39.5 million and $27.8 million, respectively, has been recorded as a non-current liability on the balance sheet and recognized as a foreign currency item in the statement of operations. The foreign currency effect recognized on marking the Swap to its remeasured value for the years ended December 31, 1999 and 1998 was offset in the statement of operations by the revaluation of the Senior Notes.

NOTE 7: SHAREHOLDERS' EQUITY

COMMON STOCK

     On June 16, 1999 the GTS's stockholders approved an increase in the Company's authorized common stock from 135 million to 270 million shares. In June 1999, the Company's Board of Directors approved a two-for-one split of its common stock. The stock split was effected by the distribution of a stock dividend on July 21, 1999 to holders of the Company's common stock at the close of business on July 1, 1999. All share and per share amounts have been restated.

     In July 1998, the Company completed a secondary public offering of 5.6 million shares of common stock at $22.75 per common share. Net proceeds from the offering were $118.7 million. In addition, in conjunction with such offering, shareholders of the Company sold 23.4 million shares of the Company's common stock. The Company did not realize any of the proceeds of such sale.

     In February 1998, the Company completed an initial public offering of 25.6 million shares of common stock at $10.00 per common share (the "Stock Offering"). The Stock Offering resulted in the Company's common stock being listed in the United States on the Nasdaq National Market. Net proceeds from the Stock Offering were $235.2 million. In October 1999, GTS began trading on the New York Stock Exchange.

     In February 1999 and June 1998, pursuant to previously issued and redeemed debt obligations, warrants to purchase 116,260 and 6,666,666 common shares, respectively, were exercised using a cash-less exercise. In addition, warrants to purchase 8,772,626 shares of the Company's common stock expire in the first and second quarters of 2002.

     The Company does not intend to pay dividends on common stock in the foreseeable future. In addition, certain of the Company's financing agreements include covenant restrictions precluding the payment of dividends by the Company.

                         GLOBAL TELESYSTEMS GROUP, INC.

     The Company has reserved 72,577,381 shares of common stock for issuance upon conversion of the exercise of outstanding stock options, warrants, convertible bonds and similar dilutive rights.

PREFERRED STOCK

     In April 1999, the Company issued, for gross proceeds of $500 million in a private placement, ten million Depositary Shares, each representing 1/100th of a share of a new series of 7.25% cumulative convertible preferred stock. Net proceeds of this offering were $485 million, excluding certain transaction costs. Holders of the Depositary Shares are entitled to a quarterly cash payment of $0.90625 per Depositary Share (or 7.25% per year per depositary share) payable on March 15, June 15, September 15 and December 15 of each year commencing on June 15, 1999. Each Depositary Share will have a liquidation preference of $50 per share and will be convertible into GTS common stock at $34.50 per GTS common share. The preferred stock is convertible at any time into
1.45 shares of common stock. GTS may redeem the shares of the convertible preferred stock, in whole or in part, at its option on or after March 15, 2002. As of December 31, 1999 and 1998, there were 10,000,000 shares of $0.0001 par value preferred stock authorized, with rights and preferences to be determined by the Board of Directors.

NOTE 8: STOCK OPTION PLANS

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the years ended December 31, 1999, 1998 and 1997 would have been approximately $689.0 million, $269.8 million and $142.0 million, respectively.

     The Company maintains the 1992 Stock Option Plan, the Non-Employee Directors Stock Option Plan and the GTS Equity Compensation Plan (the "Option Plans"). As of December 31, 1999, the maximum number of shares of common stock available for grant under the Option Plans was 43.1 million. Except for the Company's performance based options granted under the 1992 stock option plan, options granted under the Option Plans issued prior to June of 1999, generally vest over a three to four-year period from the date of grant and expire ten years from the date of grant. In 1996 and 1998, the Company had granted options with vesting terms that provide for vesting within five and six years after the date of grant, respectively, unless certain performance goals are met, in which case vesting could occur over a shorter period of time. Effective June 1999, options granted under the Option Plan generally vest over a three year term with one-third vesting after one year and one thirty-sixth vesting each month thereafter. Upon a change of control, as defined in the Option Plans, all options would immediately vest.

     The fair value of options granted under the GTS plans during 1999, 1998 and 1997 is estimated to be between $1.20 and $38.05, $8.26 and $16.86 and $1.47 and $3.68 per common share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield of 0% and expected life of three to five years for all periods presented, risk free interest rates between 4.57% and 6.32% for 1999, between 4.19% and 5.64% for 1998 and 5.74% for 1997, volatility of .75 for 1999 and 1998 grants and .50 for 1997 grants. We determined our volatility factor in 1999 and 1998 based on the Company's historic stock performance and in 1997 with the assistance of an investment banker based on peer public companies.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Additional information with respect to stock option activity is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------
                                      1999                    1998                    1997
                              ---------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                           EXERCISE                EXERCISE                EXERCISE
                                SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                              ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year......................  18,520,280    $ 8.93    15,449,514    $ 4.10    11,350,512    $3.07
Options granted.............  12,820,630     28.32     9,235,842     13.44     5,561,556     6.03
Options exercised...........   4,594,246      5.21     5,223,982      3.01       359,234     1.60
Options canceled or
  expired...................   2,676,249     15.29       941,094      8.14       893,584     3.58
                              ----------              ----------              ----------
Outstanding at end of
  year......................  24,070,415     19.55    18,520,280      8.94    15,659,250     4.05
                              ==========              ==========              ==========
Options exercisable at year
  end.......................   4,461,025    $ 7.26     5,433,264    $14.35     6,628,991    $2.71

     The following table summarizes information about stock options outstanding:

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ------------------------------------   ----------------------
                                                 WEIGHTED
                                                  AVERAGE
                                                 REMAINING    WEIGHTED                 WEIGHTED
                                                CONTRACTUAL   AVERAGE                  AVERAGE
    RANGE OF EXERCISE PRICE         NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
     AT DECEMBER 31, 1999:        OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
    -----------------------       -----------   -----------   --------   -----------   --------
$ 0.10 to $5.13................    2,903,486        5.1        $ 3.39     2,262,414     $ 3.47
  6.45 to 10.00................    3,505,462        6.6          7.84     1,599,064       7.72
 12.42 to 19.00................    4,589,409        8.6         13.55       313,199      17.76
 19.38 to 24.92................    1,579,980        8.9         22.20       272,200      22.29
 26.06 to 32.00................   10,269,430        9.5         28.25            --         --
 32.11 to 38.62................    1,222,648        9.5         37.43        14,148      38.13

     In addition, prior to the establishment of the Option Plans, options were granted to certain key employees to purchase 2,344,500 shares of the Company's common stock at an exercise price of $0.265 per share. There are 388,256 of these options outstanding and fully exercisable at December 31, 1999.

     In the fourth quarter of 1997, GTS Europe B.V. implemented a stock option plan for its key officers and employees (the "GTS Europe B.V. Plan"). As a result of issuing options under the GTS Europe B.V. Plan, GTS Europe B.V. incurred a non-cash charge of approximately $3.7 million, of which $2.6 million was recorded during 1997 and the remaining $1.1 million was recorded in 1998.

NOTE 9: EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan (the "Savings Plan") covering all U.S. citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and as such, participants may defer pretax income in accordance with federal income tax limitations. The Company provides a 50% matching contribution on the first 5% contributed by the employee. The Company may also, at its discretion, make non-matching contributions. Both matching and non-matching contributions by the Company vest after three years of service. The Company's expense under the Savings Plan was approximately $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company made no discretionary (non-matching) contributions for the years ended December 31, 1999, 1998 or 1997.

                         GLOBAL TELESYSTEMS GROUP, INC.

     With respect to certain GTS (Europe) Ltd. employees, the Company is required to contribute a fixed percentage, based upon the salary earned, to the employees' nominated pension insurance policy or other pension arrangements. During the years ended December 31, 1999, 1998 and 1997, the Company incurred expense of $0.4 million, $1.9 million and $0.3 million, respectively related to these pension arrangements.

     GTS Europe B.V. established a pension plan in 1995 that covers all GTS Europe B.V. employees upon twenty-five years of age and at least one year of service. GTS Europe B.V. has entered into an insurance arrangement (an investment contract) whereby an insurance provider has undertaken a legal obligation to provide specific benefits to participants in return for a fixed premium. As such, GTS Europe B.V. does not bear significant financial risk for its pension plan. GTS Europe B.V.'s expense under the pension plan was $1.8 million, $1.0 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 10: INCOME TAXES

     The components of loss before extraordinary loss and income taxes were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1999      1998      1997
                                                  -------   -------   -------
                                                         (IN MILLIONS)
Pretax loss:
  Domestic......................................  $(177.2)  $ (63.9)  $ (64.9)
  Foreign.......................................   (421.6)   (171.4)    (67.4)
                                                  -------   -------   -------
                                                  $(598.8)  $(235.3)  $(132.3)
                                                  =======   =======   =======

     For the years ended December 31, 1999, 1998 and 1997, the Company recorded $17.9 million, $7.8 million and $2.5 million, respectively, in income tax expense that related exclusively to its current provision for foreign taxes.

     The reconciliation of the U.S. statutory federal tax rate of 35.0% to the Company's effective tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1999     1998     1997
                                                        ------   ------   ------
Taxes at U.S. statutory rates.........................   35.0%    35.0%    35.0%
Foreign income taxes..................................    3.0      3.3      1.8
Foreign operating losses generating no tax benefit....  (24.6)   (25.5)   (18.3)
Domestic operating losses generating no tax benefit...  (10.4)    (9.5)   (16.7)
                                                        -----    -----    -----
                                                          3.0%     3.3%     1.8%
                                                        =====    =====    =====

                         GLOBAL TELESYSTEMS GROUP, INC.

     Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred Tax Assets:
  Net operating loss carry-forwards.........................  $64.3   $64.9
  Other deferred tax assets.................................   11.0     4.0
                                                              -----   -----
Net deferred tax asset......................................   75.3    68.9
  Less: valuation allowance.................................  (75.3)  (68.9)
                                                              -----   -----
          Total.............................................  $  --   $  --
                                                              =====   =====

     As of December 31, 1999, the Company had net operating loss carry-forwards ("NOL's") for U.S. federal income tax purposes of approximately $183.8 million expiring in fiscal years 2004 through 2019. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry-forwards may be subject to an annual limitation.

     As of October 1, 1999, the U.S. companies of Golden Telecom, Inc. ("GTI") are no longer included in the consolidated U.S. tax return of the Company as the Company owns less than 80% of Golden Telecom companies. Upon the initial public offering of Golden Telecom shares, GTI was allocated $23.6 million previous NOL's.

NOTE 11: COMMITMENTS AND CONTINGENCIES

LEASES

     The Company has various lease agreements for fiber and equipment. The obligations extend through 2018. Most of the leases contain renewal options of one to twelve years. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
                                                               (IN MILLIONS)
Telecommunications equipment................................  $395.8   $313.0
Less: accumulated amortization..............................    47.1     16.5
                                                              ------   ------
                                                              $348.7   $296.5
                                                              ======   ======

     Rental expense for operating leases aggregated $23.4 million, $9.9 million and $4.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Future minimum payments, by year and in the aggregate, under the capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1999 were as follows:

                                                            CAPITAL   OPERATING
                                                            LEASES     LEASES
                                                            -------   ---------
                                                               (IN MILLIONS)
December 31, 2000.........................................  $ 53.9     $ 59.4
  2001....................................................    47.9       20.3
  2002....................................................    46.2       17.2
  2003....................................................    44.6       15.9
  2004....................................................    43.1       14.7
Thereafter................................................   267.4      100.2
                                                            ------     ------
          Total minimum lease payments....................   503.1     $227.7
                                                                       ======
Less amount representing interest.........................   219.9
                                                            ------
Present value of net minimum lease payments...............   283.2
Less current portion of capital lease obligations.........    28.5
                                                            ------
Long-term portion of capital lease obligations............  $254.7
                                                            ======

OTHER COMMITMENTS AND CONTINGENCIES

     The Company's has future purchase commitments amounting to $189.3 million as of December 31, 1999.

     As discussed in Note 14, "Investments in and Advances to Ventures", the Company has committed to purchase capacity from its FLAG joint ventures in addition to an equity investment. This commitment is included in the future purchase commitments noted above.

     In the ordinary course of business, the Company has issued financial guarantees on debt and equities for the benefit of certain of its consolidated ventures. The total amount guaranteed at December 31, 1999 was approximately $19.8 million.

TAX MATTERS

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

NOTE 12: RELATED PARTY TRANSACTIONS

     The Company has entered into a subscription agreement (the "Subscription Agreement") dated as of April 6, 1999 with H. Brian Thompson, its Chairman and Chief Executive Officer, in connection with

                         GLOBAL TELESYSTEMS GROUP, INC.

Mr. Thompson's employment agreement with the Company. The Subscription Agreement provides that Mr. Thompson purchase $20 million of the Company's common stock valued at $27.17 per share, or a total of 736,056 shares. The Subscription Agreement provides further that Mr. Thompson pay for 368,028 of these shares for $10 million in cash and for 368,028 of these shares using the proceeds of a loan in the principal amount of $10 million from the Company. These arrangements were consummated in June 1999. In connection with the loan, Mr. Thompson has delivered a secured promissory note to the Company which bears interest at the Federal Mid-Term Rate and has a maturity of six years.

     During the fourth quarter of 1998 and the second quarter of 1999, the Company acquired AB Swed Carrier's and NMBS/SNCB's ownership interest in GTS Europe B.V. (formerly Hermes Europe Railtel, B.V.). In connection with this purchase, a wholly-owned subsidiary of the Company paid approximately $10.1 million to a company, which was affiliated with a then board member of GTS Europe B.V., for negotiating the purchase transaction on behalf of the Company.

NOTE 13: INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments range from 49% to 75%. The Company has no investments in ventures that are accounted for by the cost method.

     The components of the Company's investments in and advances to ventures, which are included in other assets, are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Equity in net assets acquired...............................  $14.7   $14.8
Excess of investment cost over equity in net assets acquired
  net of amortization of $3,476 and $3,836, respectively....    3.5     4.1
Accumulated earnings recognized.............................    8.8    12.8
Dividends...................................................   (1.5)    (.7)
Cash advances and other.....................................   35.1    19.7
                                                              -----   -----
          Total investments in and advances to ventures.....  $60.6   $50.7
                                                              =====   =====

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

                         GLOBAL TELESYSTEMS GROUP, INC.

INVESTMENT RECOVERABILITY

     The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. During 1997, the Company recorded a write-off of certain investments in excess of their net realizable value. The total charge was classified in the statement of operations as other income
(loss). The Company recorded no such write-offs during the years ended December 31, 1999 and 1998.

     Investments in FLAG Atlantic Limited

     GTS indirectly owns 50% of FLAG Atlantic Limited, a Bermuda corporation ("FLAG Atlantic"), which was formed to develop, construct, operate and arrange the financing for a 15,000 kilometer, 12 fiber, submarine fiber optic cable system which will connect the United States and Europe, and the landed portions of the system, which will connect London, Paris and New York. FLAG Telecom is the indirect owner of the other 50% of FLAG Atlantic. Total project costs are estimated at $1.1 billion.

     GTS has made an equity investment commitment of $100 million and a dark fiber capacity purchase commitment of $200 million, which are fully supported by a bank letter of credit. As of December 31, 1999, GTS paid $60 million in cash toward our commitment. In addition, FLAG Atlantic has entered into a $600 million credit facility with a group of banks. The bank facility is non-recourse to GTS and FLAG; however, in addition to other collateral and assignment of certain contracts, GTS and FLAG Telecom have pledged the stock they own in FLAG Atlantic to the lenders in the bank credit facility.

     The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 1999, 1998 and 1997 (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
EQUITY METHOD ENTITIES                                        1999     1998     1997
----------------------                                       ------   ------   ------
Revenue....................................................  $115.4   $201.1   $226.2
Gross margin...............................................    55.1     82.0    110.2
Net income (loss)..........................................    (6.6)     (.7)     4.3
Current assets.............................................   184.5     58.0     80.8
Total assets...............................................   357.2    178.4    211.2
Current liabilities........................................    43.8     78.0     87.2
Total liabilities..........................................   294.0    114.2    130.4

NOTE 14: MERGER AND RESTRUCTURING CHARGES

     During 1999 the Company recorded a $142.5 million charge to earnings attributable to merger and restructuring costs. Of the $142.5 million, $63.7 million, $19.8 million and $59.0 million was recorded in the first quarter, third quarter and fourth quarter of 1999, respectively.

     The $63.7 million first quarter charge was attributable to the transactional and other costs associated with the acquisition and integration of GTS (Europe) Ltd. (formerly Esprit Telecom plc). Of the $63.7 million, $1.4 million remains as an accrual, at December 31, 1999, for additional transactional costs to be paid.

     The $19.8 million third quarter charge was a result of the Company's decision that the allocation of sufficient resources to support certain cellular ventures in Russia was not consistent with the Company's current strategic plans. Accordingly, the Company decided to abandon certain cellular ventures in and decided to cease to provide any further financial assistance to these ventures other than the assumption of certain debt

                         GLOBAL TELESYSTEMS GROUP, INC.

obligations. The Company is seeking to sell its ownership interests in these assets in furtherance of the plan of abandonment. Of the $19.8 million, $3.3 million remains as an accrual, at December 31, 1999, for cash payments that the Company expects to incur as part of the plan of abandonment.

     The $59.0 million fourth quarter charge reflects a charge of $40.1 million for the integration and rationalization of our switched-voice assets as well as $18.9 million for certain employee-related reorganization costs. These charges were principally a result of the acquisitions and organizational consolidations that the Company affected in 1999. Of the $59.0 million, $25.8 million remains as an accrual, at December 31, 1999, for additional cash payments that the Company expects to incur as part of our plan of restructuring.

     In 1998, the Company recorded a $12.7 million extraordinary charge to earnings resulting from the early extinguishment of debt obligations. The nature of the charge is comprised of the write-off of $11.6 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs that were deferred as financing costs and were being amortized over the original maturity of the debt obligations.

NOTE 15: SEGMENT INFORMATION AND CERTAIN GEOGRAPHICAL DATA

     The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segment and related disclosures about its products, services, geographic areas and major customers.

     Based on our organizational structure, the Company operates in two reportable segments: Europe and Golden Telecom. The Company's reportable segments represent business units that primarily offer similar products and services to communications carriers, internet service providers and other high-usage customers; however, the business units are managed separately due to the geographic dispersion of their operations.

     Our product and service offering includes the provision of broadband, internet, data and voice services to our customers.

                         GLOBAL TELESYSTEMS GROUP, INC.

     Information about the Company's segments is as follows:

LINE OF BUSINESS DATA:

  CONSOLIDATED:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           1999       1998      1997
                                                         --------   --------   -------
                                                                 (IN MILLIONS)
Revenue:
  Europe...............................................  $  746.8   $  286.6   $  93.3
  Golden Telecom.......................................      97.9       86.1      27.2
  Corporate............................................       7.5       (0.3)      0.9
                                                         --------   --------   -------
Total Revenue..........................................     852.2      372.4     121.4
Loss from operations:
  Europe...............................................    (306.1)     (90.5)    (42.8)
  Golden Telecom.......................................     (31.6)     (19.5)    (18.8)
  Corporate............................................     (96.0)     (33.7)    (29.8)
                                                         --------   --------   -------
Total loss from operations.............................    (433.7)    (143.7)    (91.4)
Unallocated other (income) expense:
  Interest expense, net................................    (134.6)     (71.0)    (26.6)
  Other (income) expense, net..........................     (30.5)     (20.6)    (14.3)
                                                         --------   --------   -------
     Loss before income taxes..........................    (598.8)    (235.3)   (132.3)
Assets:
  Europe...............................................   3,120.1    1,497.6     625.6
  Golden Telecom.......................................     366.6      235.8     129.6
  Corporate............................................     515.1      881.2     121.4
                                                         --------   --------   -------
Total assets...........................................   4,001.8    2,614.6     876.6
Capital expenditures:
  Europe...............................................     347.8      208.9      55.2
  Golden Telecom.......................................      22.1       20.7       1.8
  Corporate............................................      16.1        1.4       1.2
                                                         --------   --------   -------
Total capital expenditures.............................     386.0      231.0      58.2

                         GLOBAL TELESYSTEMS GROUP, INC.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

     The selected financial data presents the restatement of the Company's historical financial statements for 1998 to reflect the business combination with GTS (Europe) Ltd., which was accounted for as a pooling of interests.

     Summarized quarterly financial data is as follows:

                                                FIRST    SECOND     THIRD    FOURTH     TOTAL
                                               QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                                               -------   -------   -------   -------   -------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1999
  Revenues...................................  $ 170.9   $ 200.3   $ 227.9   $ 253.1   $ 852.2
  Gross profit...............................     68.3      87.0      87.7      85.5     328.5
  Net loss...................................   (162.2)   (102.3)   (112.8)   (239.4)   (616.7)
                                               =======   =======   =======   =======   =======
Preferred dividend...........................       --      (7.6)     (9.1)     (9.0)    (25.7)
                                               -------
  Net loss applicable to common
     shareholders............................   (162.2)   (109.9)   (121.9)   (248.4)   (642.4)
                                               =======   =======   =======   =======   =======
Loss per common share:
  Net loss per share.........................    (1.00)    (0.66)    (0.70)    (1.38)    (3.76)(a)
                                               =======   =======   =======   =======   =======
1998
  Revenues...................................  $  46.2   $  66.0   $ 118.3   $ 141.9   $ 372.4
  Gross profit...............................     13.1      20.9      45.4      54.9     134.3
  Net loss before extraordinary item(1)......    (37.1)    (48.0)    (63.7)    (94.3)   (243.1)
Extraordinary item...........................    (12.7)       --        --        --     (12.7)
                                               -------   -------   -------   -------   -------
  Net loss...................................    (49.8)    (48.0)    (63.7)    (94.3)   (255.8)
                                               =======   =======   =======   =======   =======
  Net loss per share before extraordinary
     item....................................    (0.30)    (0.34)    (0.42)    (0.61)    (1.70)
Extraordinary loss per share.................    (0.11)       --        --        --     (0.09)
                                               -------   -------   -------   -------   -------
  Net loss per share.........................    (0.41)    (0.34)    (0.42)    (0.61)    (1.79)(a)
                                               =======   =======   =======   =======   =======

---------------

(a) The sum of earnings per share for the four quarters will not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(1) On July 22, 1999, the Company effected a two for one stock split through a distribution of a stock dividend. The historical per share information contained herein has been restated to reflect this split.

NOTE 17: SUBSEQUENT EVENTS (UNAUDITED)

     On February 18, 2000, GTS completed its acquisition of Netcom Internet Limited ("Netcom") for purchase consideration of approximately $91.5 million in the form of the issuance of our common stock. Netcom is an Internet service provider in the United Kingdom, which provides dedicated and dial-up Internet access, Web-hosting, server co-location, Internet protocol virtual private networks and other services. Netcom currently serves over 3,600 Web-hosting customers, approximately 600 dedicated and high-speed Internet access customers and 14,000 subscription-based Internet dial-up Internet access customers. Netcom had approximately $12 million in revenues in calendar year 1999.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors Global TeleSystems Group, Inc.

     We have audited the accompanying consolidated balance sheets of Global TeleSystems Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements or financial statement schedule of Global TeleSystems (Europe) Ltd., a subsidiary, which statements reflect total assets of $632,951,000 as of December 31, 1998 and total revenues of $176,826,000 and $74,473,000 for the years ended December 31, 1998 and September 30, 1997, respectively. Those financial statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to data included for Global TeleSystems (Europe) Ltd., is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global TeleSystems Group, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

McLean, Virginia
February 4, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the name, current business address, citizenship and present principal occupation or employment, and material occupations, positions, offices or employments and business addresses thereof for the past five years of each director and executive officer of the Company. Unless otherwise indicated, the current business address of each person is 4121 Wilson Boulevard, 8th Floor, Arlington, Virginia, 22203. There are no family relationships among any of the directors and officers. Unless otherwise indicated, each such person is a citizen of the United States.

MEMBERS OF THE BOARD OF DIRECTORS

                                                  PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE    MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---    --------------------------------------------------
Robert J. Amman........................  61    Mr. Amman was elected to GTS's Board of Directors in
                                               May 1998 and was appointed President of GTS in March
                                               1999. His term as a director expires at the 2000
                                               annual stockholders meetings. Mr. Amman was Chairman,
                                               President and Chief Executive Officer of John H.
                                               Harland Company, a printing firm, from 1995 to 1998.
                                               Previously, from 1994 to 1995, he served as Vice
                                               Chairman of First Financial Management Corporation,
                                               where he was responsible for the merchant services
                                               businesses consisting of Western Union, NaBanco,
                                               Telecheck, Nationwide Credit and International
                                               Banking Technologies. From 1988 to 1994, Mr. Amman
                                               served as President and Chief Executive Officer of
                                               Western Union Corporation, where he oversaw the
                                               transformation of the firm from a telecommunications
                                               to a financial services company. Mr. Amman is a
                                               member of the Executive Committee of the Board of
                                               Directors.
David Dey..............................  62    Mr. Dey was elected to GTS's Board of Directors in
                                               May 1998. His term expires at the 2001 annual
                                               stockholders meeting. Since 1995, Mr. Dey has served
                                               as an independent consultant, particularly to high
                                               technology start-up companies in Europe. In that
                                               capacity, he serves as Chairman of World Telecom and
                                               as Chairman of STARTECH Scotland. From 1992 to 1995,
                                               Mr. Dey served as Chief Executive Officer of Energis
                                               Communications, which grew from a start-up company to
                                               become the United Kingdom's third national
                                               telecommunications operation during his tenure. Mr.
                                               Dey was employed by British Telecom plc from 1987 to
                                               1991, most recently, as Managing Director of its
                                               Business Communications Division, and he held various
                                               management positions at IBM Corporation, where he was
                                               employed from 1961 to 1985. Mr. Dey is a member of
                                               the Audit and Budget, and Nominations and Governance
                                               Committees of the Board of Directors. Mr. Dey is a
                                               citizen of the United Kingdom.

                                                  PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE    MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---    --------------------------------------------------
Roger W. Hale..........................  56    Mr. Hale was elected to GTS's Board of Directors in
                                               May 1998. His term expires at the 2001 annual
                                               stockholders meeting. Mr. Hale is Chairman, President
                                               and Chief Executive Officer of LG&E Energy Corp., a
                                               diversified energy services company with businesses
                                               in retail gas and electric utility services, energy
                                               marketing and power generation and project
                                               development. Mr. Hale has served in that capacity
                                               since August 1990. Previously, Mr. Hale served as
                                               Executive Vice President of Bell South Corp. and Bell
                                               South Enterprises, Inc. from 1986 to 1989 and with
                                               AT&T Corporation from 1966 to 1986, serving in
                                               various management positions including Vice President
                                               of Marketing, Southern Region. Mr. Hale is a Director
                                               of H&R Block, Inc. Mr. Hale is Chairman of the
                                               Nominations and Governance Committee and is a member
                                               of the Executive Committee of the Board of Directors.
Bernard McFadden.......................  66    Mr. McFadden has served as a director of GTS since
                                               February 1994. His term expires at the 2000 annual
                                               stockholders meeting. During 1999, Mr. McFadden
                                               served as an independent consultant for GTS. Mr.
                                               McFadden's career in international telecommunications
                                               includes 32 years with ITT Corporation, where he
                                               served as President and Chief Executive Officer of
                                               ITT's Telecom International Group, and a four and
                                               one-half year assignment as President and Chief
                                               Operating Officer of Alcatel Trade International,
                                               S.A. Mr. McFadden is chairman of the Compensation
                                               Committee of the Board of Directors.
Stewart J. Paperin.....................  52    Mr. Paperin has served as a director of GTS since
                                               March 1997. His term expires at the 2000 annual
                                               stockholders meeting. Mr. Paperin serves as Chief
                                               Financial Officer of the Soros Foundations. In
                                               addition, he has served as the President of Capital
                                               Resource East since October 1993. Prior to that, Mr.
                                               Paperin was President of Brooke Group International
                                               from 1990 to 1993 where he was responsible for
                                               investments in the former Soviet Union. Mr. Paperin
                                               also served as Chief Financial Officer of Western
                                               Union Corporation from 1989 to 1990. Mr. Paperin
                                               serves as a director of Penn Octane Corporation,
                                               NewsReal, Inc., SynXis Corporation and Svyazinvest.
                                               Mr. Paperin is Chairman of the Audit and Budget
                                               Committee and is a member of the Compensation, and
                                               Nominations and Governance Committees of the Board of
                                               Directors.

                                                  PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE    MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---    --------------------------------------------------
W. James Peet..........................  45    Mr. Peet has served as a director of GTS since
                                               January 1996. His term expires at the 2002 annual
                                               stockholders meeting. Since July, 1999, Mr. Peet has
                                               been Managing Director of Lehman Brothers
                                               Communications Fund. Mr. Peet was affiliated with The
                                               Chatterjee Group, an investment firm, from 1991 until
                                               February 1999. Prior to that, Mr. Peet spent 6 years
                                               with McKinsey & Company. Mr. Peet was a director of
                                               Hainan Airlines and of Phoenix Information Systems
                                               Corporation. In addition, Mr. Peet served as director
                                               of Viatel, Inc. from November 1995 until June 1998.
                                               Mr. Peet is a member of the Compensation Committee of
                                               the Board of Directors.
Jean Salmona...........................  64    Mr. Salmona has served as a director of GTS since
                                               March 1996. His term expires at the 2001 annual
                                               stockholders meeting. Between December 1989 and
                                               November 1998, Mr. Salmona was Chairman and C.E.O. of
                                               CESIA Consulting Group, of which he is now Honorary
                                               Chairman. He is President and C.E.O. of J&P Partners,
                                               a consulting concern for high-tech companies which
                                               invest in Europe, India and China. Mr. Salmona is
                                               also Chairman and Director General, Data for
                                               Development International Association, a
                                               nongovernmental organization with consultative status
                                               to the United Nations Economic and Social Council,
                                               and is a member of the investment committee of AXA
                                               FCPI, an affiliate of AXA Investment Managers. Mr.
                                               Salmona is a graduate of Ecole Polytechnique, Paris,
                                               Institut d'Etudes Politiques, Paris, and Ecole
                                               Nationale de la Statistique et de l'Administration
                                               Economique, Paris. Mr. Salmona is a citizen of
                                               France.
Frank V. Sica..........................  48    Mr. Sica was elected as a director of GTS in March
                                               1999. His term expires at the 2002 annual
                                               stockholders meeting. Mr. Sica is a Managing Director
                                               of Soros Fund Management LLC and head of Soros Fund
                                               Management's private equity operations. Prior to
                                               joining Soros Fund Management, Mr. Sica was a
                                               Managing Director at Morgan Stanley Dean Witter &
                                               Co., the investment banking and brokerage firm. He is
                                               also a director of CSG Systems International, Inc.,
                                               Kohl's Corporation, Emmis Broadcasting, Outboard
                                               Marine Corp., Banco Hipotecario, and JetBlue. Mr.
                                               Sica is a member of the Audit and Budget and
                                               Compensation Committees of the Board of Directors.

                                                  PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE    MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---    --------------------------------------------------
Alan B. Slifka.........................  70    Mr. Slifka has served as a director of GTS since
                                               1990, and was Chairman until March 1999 when he was
                                               elected Vice Chairman. His term expires at the 2000
                                               annual stockholders meeting. Mr. Slifka is a New York
                                               investment banker and the Managing Principal of
                                               Halcyon/Alan B. Slifka Management Company LLC, an
                                               equity asset management firm specializing in
                                               nontraditional investments, specifically corporate
                                               event investing. Previously, Mr. Slifka was a partner
                                               of L.F. Rothschild, Unterberg, Towbin from 1961 to
                                               1982. He is a director of Pall Corporation and is
                                               active in other business, civic and philanthropic
                                               affairs as founder, director or officer of numerous
                                               for-profit and not-for-profit corporations and
                                               foundations. Mr. Slifka served as acting Chief
                                               Executive Officer of GTS during most of 1993. Mr.
                                               Slifka is a member of the Executive and Nominations
                                               and Governance Committees of the Board of Directors.
Adam Solomon...........................  47    Mr. Solomon has served as a director of GTS since
                                               June 1995. His term expires at the 2001 annual
                                               stockholders meeting. Mr. Solomon is also Chairman of
                                               Shaker Investments, Inc., a growth equity investment
                                               firm and Chairman of Signature Properties
                                               International, L.P., a venture/development firm whose
                                               initial focus is redeveloping existing
                                               residential/golf communities, and a member of the
                                               board of directors of MetaSolv Software, Inc. Prior
                                               to that, Mr. Solomon spent eleven years with E.M.
                                               Warburg, Pincus & Co., Inc., where he was Managing
                                               Director from 1988 to 1992. While at E.M. Warburg,
                                               Pincus & Co., Inc., Mr. Solomon served as a member of
                                               the board of directors of LCI International, Inc., a
                                               regional long-distance carrier. Mr. Solomon is a
                                               member of the Executive and Compensation Committees
                                               of the Board of Directors.
Gerald W. Thames.......................  53    Mr. Thames joined GTS as Chief Executive Officer in
                                               February 1994, and has served as a director of GTS
                                               since February 1994. He was elected Vice Chairman of
                                               the Board of Directors in 1998 and Executive Vice
                                               Chairman in March 1999. His term expires at the 2002
                                               annual stockholders meeting. From 1990 to 1994, Mr.
                                               Thames was President and Chief Executive Officer for
                                               British Telecom North America and Syncordia, a joint
                                               venture company focused on the international
                                               outsourcing market. Mr. Thames has spent over 18
                                               years in senior positions with telecommunications
                                               companies, where he was responsible for developing
                                               start-up telecommunications companies, including 15
                                               years with AT&T, where he rose to the position of
                                               General Manager of Network Services for the Northeast
                                               Region of AT&T Communications. He is a director of
                                               Data for Development International Association. Mr.
                                               Thames is a member of the Executive Committee of the
                                               Board of Directors.

                                                  PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE    MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---    --------------------------------------------------
H. Brian Thompson......................  60    Mr. Thompson was elected Chairman of the Board and
                                               Chief Executive Officer of GTS in March 1999. His
                                               term as a director expires at the 2002 annual
                                               stockholders meeting. From 1991 until June 1998, Mr.
                                               Thompson was Chairman and Chief Executive Officer of
                                               LCI International, Inc., a provider of
                                               telecommunications services in the United States and
                                               to more than 230 international locations. In June
                                               1998, LCI was acquired by Qwest Communications
                                               International, Inc. and Mr. Thompson became Vice
                                               Chairman of Qwest. He resigned from the Board of
                                               Directors of Qwest in December 1998. He serves as a
                                               member of the board of directors of Bell Canada
                                               International, Inc., Williams Communications Group,
                                               Inc., DynCorp, and as a member of the management
                                               committee of Paging Brazil Holding Co., LLC. He also
                                               serves as Co-Chairman of the Global Information
                                               Infrastructure Commission and as a member of the
                                               Irish Prime Minister's Ireland-America Economic
                                               Advisory Board, and was Chairman of the Advisory
                                               Committee for Telecommunications for Ireland
                                               Department of Public Enterprise. Mr. Thompson is
                                               chairman of the Executive Committee of the Board of
                                               Directors.

EXECUTIVE OFFICERS

NAME                                     AGE
----                                     ---
Robert J. Amman........................  61    See biographical information under "Directors" above.
Gerard J. Caccappolo...................  58    Mr. Caccappolo joined GTS Europe in January 1995 as
                                               Director of Marketing and Sales, responsible for
                                               market and customer segmentation, services
                                               development, and pricing and sales strategies. Mr.
                                               Caccappolo also serves as President of GTS's Carrier
                                               Services division. Prior to joining GTS Europe, from
                                               September 1988 to December 1994, he was Vice
                                               President of Marketing and Sales -- International
                                               Carriers at Ascom Timeplex Equipment
                                               (Telecommunications) Manufacturer. From 1983 to 1988,
                                               Mr. Caccappolo was Vice President -- Planning and
                                               Corporate Development at Bell Atlantic Corporation.
                                               He began his career at AT&T-Bell Laboratories and
                                               held a number of executive positions at AT&T
Hans Peter Kohlhammer..................  53    Mr. Kohlhammer joined GTS as President of GTS
                                               Business Services -- Western Europe on March 5, 1999.
                                               From October 1998 to March 1999, Mr. Kohlhammer was
                                               Managing Director of Sales and Marketing GTS (Europe)
                                               Ltd., which then was acquired by GTS. Prior to that,
                                               Mr. Kohlhammer was Chairman of the Board at Thyssen
                                               Telecom AG and held a Board position with Loewe Opta.
                                               Dr. Kohlhammer holds a degree in mathematics and
                                               physics and a doctorate in mathematics from the
                                               University of Bonn.

NAME                                     AGE
----                                     ---
Jan Loeber.............................  56    Mr. Loeber is Executive Vice President -- Strategic
                                               Planning of GTS. Mr. Loeber joined GTS in January
                                               1995 and served as President, GTS Carrier Services,
                                               and Managing Director of GTS Europe until June 1999.
                                               From October 1992 to December 1994, Mr. Loeber was a
                                               Managing Director of BT Securities Corporation. From
                                               April 1990 to September 1992, Mr. Loeber held
                                               positions as Managing Director of Unitel Ltd. (now
                                               One 2 One) in the United Kingdom, Group President of
                                               Nokia NorthAmerica Inc., Vice President of ITT
                                               Corporation, and Marketing and Product Management
                                               Director of ITT Europe. Mr. Loeber also spent almost
                                               10 years with AT&T, where his last position was
                                               Executive Director, Bell Laboratories. Mr. Loeber has
                                               over 25 years of experience in the telecommunications
                                               industry and an additional 9 years of experience in
                                               information technology with the Pentagon, IBM and
                                               Chemical Bank of New York.
Grier C. Raclin........................  47    Mr. Raclin joined GTS as its Senior Vice President
                                               and General Counsel in September, 1997, and was
                                               elected Corporate Secretary of the Company in
                                               December 1997. In March 1999, Mr. Raclin was elected
                                               Senior Vice President -- External Affairs, General
                                               Counsel and Corporate Secretary. Prior to joining
                                               GTS, Mr. Raclin served as Vice-Chairman and a
                                               Managing Partner of the Washington, D.C. office of
                                               Gardner, Carton & Douglas, a 250-attorney, corporate
                                               law firm based in Chicago, Illinois, where his
                                               practice was concentrated in the area of
                                               international telecommunications. Mr. Raclin received
                                               his undergraduate and law degrees from Northwestern
                                               University and attended the University of Chicago
                                               School of Business Executive Program.
Robert A. Schriesheim..................  39    Mr. Schriesheim joined GTS as Executive Vice
                                               President and Chief Corporate Development Officer in
                                               February 1999. In September 1999, Mr. Schriesheim was
                                               appointed Executive Vice President, Corporate
                                               Development and Chief Financial Officer. Prior to
                                               GTS, from 1997, he was President, Chief Executive
                                               Officer and Director of SBC Equity Partners, Inc., a
                                               private equity firm affiliated with Sanwa Business
                                               Credit Corporation that invested in technology-based
                                               service and manufacturing companies. From 1996-1997,
                                               Mr. Schriesheim was Vice President -- Corporate
                                               Business Development for Ameritech Corp., the
                                               regional Bell operating company, and Managing
                                               Director -- Ameritech Development Corporation. From
                                               1993-1996, he was Vice President -- Acquisitions and
                                               New Business Development (1993-1994) and Vice
                                               President -- Global Corporate Development (1995-1996)
                                               of A.C. Nielsen Company, a consumer marketing
                                               research, information and decision-support services
                                               company.

NAME                                     AGE
----                                     ---
Eileen K. Sweeney......................  48    Ms. Sweeney joined GTS as Senior Vice
                                               President -- Human Resources in November, 1997. Prior
                                               to joining GTS, Ms. Sweeney was President of Global
                                               Resource Associates, a consulting company
                                               specializing in international human resource issues.
                                               Prior to that time, Ms. Sweeney spent 10 years with
                                               ITT Corporation in a variety of human resource
                                               management positions, including eight years based in
                                               Europe and in the Middle East. Ms. Sweeney holds a
                                               Master's Degree in Business Administration from
                                               Simmons Graduate School of Management in Boston.
H. Brian Thompson......................  60    See biographical information under "Directors" above.
Jeffrey H. Von Deylen..................  36    Mr. Von Deylen joined GTS as Senior Vice President,
                                               Finance in October 1999. Prior to his appointment,
                                               Mr. Von Deylen was Vice President, Corporate
                                               Controller at Qwest Communications International,
                                               Inc. He was with Qwest and LCI International, which
                                               Qwest acquired in 1998, for six years. Before his
                                               tenure at Qwest and LCI, Mr. Von Deylen was with
                                               Arthur Andersen, the auditing firm.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons or entities who own more than 10% of the Company's Common Shares, to file with the SEC and the Nasdaq Stock Market or the New York Stock Exchange, as the case may be, initial reports of beneficial ownership and changes in beneficial ownership of the company's equity securities. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company as to transactions for which reports are required, all Section 16(a) filing requirements applicable to such individuals or entities were complied with during 1999, except with respect to Messrs. James Newman, James Reynolds, Gerard Caccappolo, Hans-Peter Kohlhammer and Gerald Thames. The Company determined on February 1, 1999, June 18, 1999, June 18, 1999 and June 18, 1999 that Messrs Newman, Reynolds, Caccappolo and Kohlhammer, respectively, were executive officers of the Company. Messrs. Newman, Reynolds, Caccappolo and Kohlhammer filed their "Initial Statements of Beneficial Ownership of Securities" on Form 3 on April 9, 1999, August 4, 1999, July 29, 1999 and August 3, 1999, respectively. Mr. Newman left the employ of the Company during 1999. Mr. Thames sold 150,000 shares of the Company's common stock on November 17, 1999, and transferred 19,000 shares of the Company's common stock to a family foundation on November 22, 1999. Mr. Thames disclosed these dispositions in his "Annual Statement of Changes in Beneficial Ownership" on Form 5, which was filed with the SEC on February 14, 2000, instead of in a "Statement of Changes in Beneficial Ownership" on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     During 1999, each Director of GTS, except Messrs. Thompson, Amman, and Thames, received an annual directors' cash fee of $15,000 applicable to the one year period commencing June 1, 1999. In addition, the fee paid to each Director, except for Messrs. Thompson, Amman, and Thames, for attending any meeting of the Board of Directors is $1,500 per meeting, except for telephonic Board of Directors meetings of two hours or less, where the fee is $750 for each such meeting. Each Director, except Messrs. Thompson, Amman, and Thames, who attends a committee meeting is entitled to a fee of $1,000 per meeting, except for telephonic committee meetings of a duration of two hours or less, for which a fee of $500 is paid.

     GTS maintains the Global TeleSystems Group, Inc. Second Amended and Restated Non-Employee Directors' Stock Option Plan and Restricted Stock Plan that permits directors to share in the growth of the value of GTS through the grant and exercise of nonqualified stock options and restricted stock. See "-- Global TeleSystems Group, Inc. Second Amended and Restated Non-Employee Directors' Stock Option and Restricted Stock Plan."

GLOBAL TELESYSTEMS GROUP, INC. SECOND AMENDED AND RESTATED NON-EMPLOYEE DIRECTORS' STOCK OPTION AND RESTRICTED STOCK PLAN

     The purpose of the Global TeleSystems Group, Inc. non-employee directors' stock option and restricted stock plan, which we refer to as the Directors' Plan, is to permit eligible non-employee directors of GTS to share in the growth of the value of GTS through the grant and exercise of nonqualified stock options and restricted stock.

     The total number of shares of GTS common stock presently reserved and available for delivery under the Directors' Plan is 2,550,000. The Directors' Plan is administered by the Board of Directors. Only directors of GTS who are not employees of GTS or any subsidiary of GTS on the date on which an option or restricted stock is to be granted are eligible to participate in the Directors' Plan on such date.

     On the date of each annual shareholders meeting, pursuant to the Directors' Plan, each Director (except for Messrs. Thompson, Amman, and Thames) receives an option to purchase a certain number of shares, determined by a formula where the numerator is $60,000 and the denominator is equal to the fair market value of GTS common stock on that date. This option vests and is exercisable immediately. Additionally, pursuant to the Directors' Plan, each Director (except for Messrs. Thompson, Amman, and Thames) receives a grant of restricted stock for each committee of the Board of Directors on which he serve: each chairman of a committee receives a grant of restricted shares of common stock equal to $5,000 divided by the fair market value of the common stock on the date of the annual shareholders meeting; and each member of each committee receives a grant of restricted shares of common stock equal to $2,500 divided by the fair market value of the common stock on the date of the annual shareholders meeting. Such restricted stock becomes free of restrictions upon the first to occur of the following events: (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as on the Board of Directors of GTS or the survivor company.

     An option to purchase shares of GTS common stock was granted to each non-employee director on the effective date of the Directors' Plan and a director's option is granted to each new non-employee director when he or she is first elected or appointed to serve as a director of GTS, and we refer to these as "Initial Grants." A director's Initial Grant option represents 22,500 shares of GTS common stock. The entire amount of Initial Grant options vests on the first to occur of (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as a member of the Board of Directors of GTS or the survivor company.

     On the date of each annual meeting of GTS's shareholders after the Initial Grant has been issued, an additional directors' option to purchase 9,000 shares will be granted to the individuals who will serve as elected non-employee directors of GTS during the next year, and we refer to these as "Subsequent Grants." The entire amount of Subsequent Grant options vests on the first to occur of (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as a member of the Board of Directors of GTS or the survivor company.

     Directors' options are nonqualified stock options which are subject to certain terms and conditions including those summarized below. The exercise price per share of GTS common stock purchasable under a director's option will be equal to 100% of the fair market value of GTS common stock on the date of grant. Each directors' option will expire upon the earliest of (a) the tenth anniversary of the date of grant, (b) one year after the non-employee director ceases to serve as a director of GTS due to death or disability (except that, in the case of disability, if the non-employee director dies within that one-year period, the directors' options are exercisable for a period of one year from the date of death), (c) three months after the non-employee director ceases to serve as a director of GTS for any reason other than death or disability (except that, if the non-employee director dies within that three-month period, the directors' options are exercisable for a period of one year from the date of such death), and (d) three months after the non-employee director ceases to be employed by GTS if such non-employee director had become an employee of GTS (except that, if the non-employee director dies within that three-month period, the directors' options are exercisable for a period of one year from the date of such death). Each directors' option may be exercised in whole or in part by giving written notice of exercise to GTS specifying the directors' option to be exercised and the number of shares to be purchased. Such notice must be accompanied by payment in full of the exercise price in cash or by surrender of shares of GTS common stock or a combination thereof. Directors' options granted under the Directors' Plan may not be sold, pledged, assigned or otherwise disposed of in any manner other than by will or by the laws of descent and distribution.

     Directors' restricted stock are subject to certain terms and conditions including those summarized below. The directors may vote their shares of restricted stock on matters presented to shareholders of GTS common stock, but may not sell, transfer, pledge or assign the restricted stock. The restricted stock become free of restrictions on the first to occur of (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as a member of the Board of Directors of GTS or the survivor company. Any stock dividends on restricted stock are granted in the form of restricted stock. Prior to the restricted stock becoming free of restrictions, a director would forfeit the restricted stock upon termination of service from the chairmanship or membership of the relevant committee, or termination of service from the Board of Directors.

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

                           SUMMARY COMPENSATION TABLE

     The following table sets forth each component of compensation paid or awarded to, or earned by, the Chief Executive Officer and the four other most highly compensated executive officers serving as of December 31, 1999, for the years indicated.

                                                                             LONG-TERM COMPENSATION
                                                                                     AWARDS
                                              ANNUAL COMPENSATION           ------------------------
                                       ----------------------------------   RESTRICTED   SECURITIES
                                                             OTHER ANNUAL     STOCK      UNDERLYING     ALL OTHER
                                        SALARY     BONUS     COMPENSATION    AWARD(S)    OPTIONS/SAR   COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR     ($)        ($)          ($)           ($)           (#)         ($)(10)
---------------------------     ----   --------   --------   ------------   ----------   -----------   ------------
H. Brian Thompson............   1999   $468,461   $449,000     $51,040(3)            0    3,300,000(8)    $6,466
  Chairman and
  Chief Executive Officer(1)
Robert Amman.................   1999   $312,307   $213,552            (4)            0    1,050,000(8)    $5,532
  President and Chief
Operating
  Officer(1)
Robert Schriesheim...........   1999   $319,711   $168,100            (4)   $1,647,600(7)    700,000(8)    $  936
  Executive Vice President,
  Corporate Development and
  Chief Financial Officer(1)
Hans Peter Kohlhammer(2).....   1999   $306,963   $169,474     $81,307(5)            0       43,302(8)         0
  President of Business
Services
Gerard J. Caccappolo.........   1999   $232,542   $367,424     $52,681(6)            0      200,000(8)    $4,000
  President of Carrier          1998    191,042     57,750      83,125(6)            0       61,000(8)     4,000
  Services
                                1997    173,750     52,500      32,043(6)            0        1,714(9)     4,000

---------------

(1) Messrs. Thompson and Amman were elected to their positions in March 1999. Mr. Schriesheim was elected Executive Vice President, Corporate Development in February 1999, and was elected to the additional position of Chief Financial Officer in September 1999.

(2) Mr. Kohlhammer joined the Company in March 1999 as a result of the Company's acquisition of GTS (Europe) Ltd., formerly Esprit Telecom Group plc.

(3) The amount disclosed includes $24,127 related to spousal travel with the remaining attributable to gross-up payments for certain tax liabilities.

(4) Perquisites and other personal benefits paid to the named executive officer were less than the lesser of $50,000 and 10% of the total of salary and bonus report for the named executive officer.

(5) The amount disclosed includes transportation and travel allowance of $29,268, social security and medical payment of $21,988 and pension arrangements of $28,684.

(6) Mr. Caccappolo received a cost of living allowance of $4,833, $13,373 and $12,163 in 1999, 1998 and 1997, respectively, and resides in a company apartment for which the company paid the equivalent of $15,466, $16,595 and $16,109 per year in rent in 1999, 1998 and 1997, respectively. In 1999 and 1998, respectively, Mr. Caccappolo also received tax equalization payments of $24,428 and $42,278 and a gross-up payment for certain tax liabilities of $660 and $1,011. In 1998, Mr. Caccappolo received paid home leave of $3,660. In addition, we provided Mr. Caccappolo with the use of a company car in 1999, 1998 and 1997.

(7) The dollar amount represents 60,000 shares of restricted stock granted on April 5, 1999 when the closing price of the Company's common stock on the Nasdaq National Market was $27.56. The restriction on 20,000 of the shares will lapse on April 5, 2002; the restriction on the remaining 40,000 shares will lapse on April 5, 2002 if certain performance levels are met, otherwise the restriction on the remaining 40,000 shares will lapse on April 5, 2004.

(8) Shares of common stock underlying stock options awarded under the Stock Option Plan.

(9) Stock options awarded under The Key Employee Stock Option Plan of Global TeleSystems Europe B.V. which we refer to as the GTS Europe B.V. Stock Option Plan.

(10) Amounts disclosed hereunder represent the sum of premiums paid by GTS for $1 million in group term life insurance for each named executive officer and contributions by GTS under the 401(k) Plan, as defined below, to each named executive officer's account, except Messrs. Thompson , Schriesheim and Kohlhammer who did not participate in the 401(k) Plan. In each case in which GTS paid 401(k) Plan contributions, $4,000 was paid in each of 1999, 1998 and 1997 to the named executive officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on stock option grants to the five most highly compensated officers in 1999 under the Stock Option Plan.

                                               % OF TOTAL
                                  NUMBER OF      OPTIONS
                                  SECURITIES   GRANTED TO      EXERCISE
                                  UNDERLYING    EMPLOYEES         OR                      GRANT DATE
                                   OPTIONS         IN            BASE       EXPIRATION      PRESENT
NAME                              GRANTED(#)   FISCAL YEAR   PRICE($/SH.)      DATE       VALUE($)(4)
----                              ----------   -----------   ------------   ----------    -----------
H. Brian Thompson...............  3,000,000       23.40%        $27.21      03/26/09(1)   $18,360,000
                                    300,000        2.34%         29.13      12/10/09(1)     3,735,690
Robert Amman....................    700,000        5.46%         27.21      03/26/09(1)     4,284,000
                                     50,000        0.39%         23.19      09/15/09(1)       292,195
                                    300,000        2.34%         29.13      12/10/09(1)     3,735,690
Robert Schriesheim..............    500,000        3.90%         27.50      02/22/09(2)     3,014,700
                                    200,000        1.56%         29.13      12/10/09(1)     2,490,460
Hans Peter Kohlhammer...........        496        0.00%         29.31      03/18/05(3)           984
                                    150,000        1.17%         27.73      03/18/09(2)     1,553,310
                                     50,000        0.39%         38.08      06/17/09(1)       517,575
                                    100,000        0.78%         29.13      12/10/09(1)     1,245,230
Gerard J. Caccappolo............    100,000        0.80%         38.08      06/17/09(1)     1,082,030
                                    100,000        0.80%         29.13      12/10/09(1)     1,245,230

---------------

(1) Represents options that vest over a three year term, 33% after one year and one thirty-sixth every month thereafter.

(2) These options vest in February 2005, when financial results for 2004 are expected to be publicly announced. If certain performance targets are met or exceeded, these options could be fully exercisable in February 2002, when financial results for 2001 are expected to be publicly announced.

(3) These options are 100% vested after one year.

(4) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility of 0.75, risk-free interest rates between 4.95% and 6.03% and expected life of five years.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on the number and value of GTS stock options exercised by the five most highly compensated officers during 1999, the number of options under the Stock Option Plan held by such persons at December 31, 1999, and the value of all unexercised options held by such persons as of that date.

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                SHARES                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                              ACQUIRED ON      VALUE        OPTIONS AT FY-END(#)       OPTIONS AT FY-END($)(1)
NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                          -----------   -----------   -------------------------   -------------------------
H. Brian Thompson...........      --            --               -0-/3,300,000                -0-/24,306,000
Robert Amman................      --            --            33,750/1,061,250             532,913/7,719,638
Robert Schriesheim..........      --            --                 -0-/700,000                 -0-/4,749,000
Hans Peter Kohlhammer.......      --            --              40,052/389,494           1,008,910/3,693,058
Gerard J. Caccappolo........      --            --              12,500/309,500             142,250/2,564,110

---------------

(1) Based on the closing price of $34.75 on the New York Stock Exchange of the Common Stock on December 31, 1999.

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

     Grants under the Equity Compensation Plan are determined by the Committee in its sole discretion. For this reason, it is not possible to determine the benefits or amounts that will be received by any individual employee or group of employees in the future. The Equity Compensation Plan will remain effective until November 14, 2002, unless earlier terminated by GTS. No restricted stock may be granted under the Equity Compensation Plan on or after November 14, 2002.

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

THE FOURTH AMENDED AND RESTATED 1992 STOCK OPTION PLAN OF GLOBAL TELESYSTEMS GROUP, INC.

     The Fourth Amended and Restated 1999 Stock Option Plan of the Company (the "Fourth and Amended and Restated Plan") provides for the grant of options to employees, non-employee directors, and independent contractors of GTS and any subsidiary or affiliate of GTS. Up to 18.5% of the outstanding shares of Common Stock, from time to time, are authorized to be granted as options under the Fourth Amended and Restated Plan. A total of approximately 34.1 million shares of common stock were reserved for issuance to employees, non-employee directors and independent contractors under the Fourth Amended and Restated Plan representing 18.5% of the outstanding shares of Common Stock on December 31, 1999. A total of 1 million shares of Common Stock may be issued pursuant to options qualifying for tax purposes as incentive options under the Fourth Amended and Restated Plan.

     The Fourth Amended and Restated Plan is administered by the Compensation Committee (or a sub-committee thereof), which consists of not less than two directors appointed by the Board of Directors. The Compensation Committee (or a sub-committee) selects the employees, independent contractors and directors of GTS and its subsidiaries and affiliates to whom options will be granted. Options covering not more than 1.5 million shares of Common Stock may be granted to any employee during any calendar year.

     The option exercise price under the Fourth Amended and Restated Plan may not be less than the exercise price determined by the Compensation Committee (or a sub-committee) (or 110% of the fair market value of the Common Stock on the date of grant of the option in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). The maximum option term is 10 years and one day (or five years in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). Options become vested and exercisable at the time and to the extent provided in the option agreement related to such option. The Compensation Committee (or a sub-committee) has the discretion to accelerate the vesting and exercisability of options.

     There is a $100,000 limit on the value of stock (determined at the time of grant) covered by incentive options that first become exercisable by an optionee in any calendar year. No option may be granted more than 10 years after the effective date of the Fourth Amended and Restated Plan. Generally, during an optionee's lifetime, only the optionee (or a guardian or committee if the optionee is incapacitated) may exercise an option except that, upon approval by the Compensation Committee (or a sub-committee), nonqualified options may be transferred to the spouse of the optionee and certain nonqualified options may be granted or transferred to the GTS Employee Stock Option Plan Trust for the benefit of one or more designated foreign employees, independent contractors or directors. Incentive stock options are non-transferable except at death.

     Payment for shares purchased under options granted pursuant to the Fourth Amended and Restated Plan may be made either in cash or by exchanging shares of Common Stock (which shares have been held by the optionee for at least six months) with a fair market value of up to the total option exercise price and cash for any difference. Options may be exercised by directing that certificates for the shares purchased be delivered to a licensed broker-dealer as agent for the optionee, provided that the broker-dealer tenders to GTS cash or cash equivalents equal to the option exercise price plus the amount of any taxes that GTS may be required to withhold in connection with the exercise of the option.

     If an optionee's employment or service with GTS or a subsidiary or affiliate terminates by reason of death, retirement or permanent and total disability, his or her vested options may be exercised within one year after such death, retirement or disability, unless otherwise provided with respect to a particular option (but not later than the date the option would otherwise expire). If the optionee's employment or service with GTS or a subsidiary or affiliate terminates for any reason other than death, retirement or disability, options held by such optionee terminate 90 days after such termination, unless otherwise provided with respect to a particular option (but not later than the date the options would otherwise expire), except that options terminate immediately upon termination of an employee or independent contractor for "cause" (as defined), unless the Compensation Committee (or a sub-committee)determines otherwise. Each option would be exercisable to the extent it had become vested before the termination of employment or service (unless otherwise provided in the option agreement).

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

GTS EUROPE B.V. STOCK OPTION PLAN

     In 1997, GTS Europe B.V. established a stock option plan to replace the GTS-Hermes Plan for the purpose of incentivizing GTS Europe B.V. key employees. The aggregate number of shares of GTS Europe B.V. stock subject to this new plan is approximately 13% of the total shares of GTS Europe B.V. stock issued and outstanding including options. During 1997, GTS Europe B.V. issued 10,166 options in replacement of those outstanding under a previous stock option plan, as well as additional options to certain employees. The issuance of these options resulted in a non-cash charge of $3.7 million of which $2.6 million was recorded during the fourth quarter of 1997 and the remaining $1.1 million was recognized in 1998.

EMPLOYMENT AGREEMENTS

     GTS has employment agreements with each of the five most highly compensated executive officers during 1999. Mr. Thompson's agreement provides that he will serve in his position for an initial term commencing on March 22, 1999 and ending on December 31, 2001. This initial term shall be extended for an additional period expiring on March 31, 2005, unless either Mr. Thompson or the Company gives notice of non-extension by September 1, 2001. Mr. Caccappolo's agreement provides that he will serve in his position for an initial term commencing on January 3, 1995 and ending on January 2, 1997. Since then, his agreement has been extended for successive one-year periods, and is renewable automatically for one-year terms, unless either the Company or Mr. Caccappolo gives three months' notice of non-extension prior to the expiration of such one-year extensions. Mr. Kohlhammer's agreement provides that he will serve in his position for a term commencing on March 4, 1999 and ending on September 30, 2001. Messrs. Amman's and Schriesheim's agreements provide that they will serve in their positions from March 22, 1999 and February 22, 1999, respectively, until terminated under their agreements. The salary and bonus potential of each of the five most highly compensated officers is provided for in each agreement and may be increased at the discretion of the Compensation Committee of the Board of Directors. In addition to salary and bonus, each of the five most highly compensated officers is eligible to participate in the employee stock option plan, to receive standard health and insurance benefits that are provided to employees of GTS, to receive certain other fringe benefits and to be reimbursed for all reasonable expenditures incurred in the execution of each named executive officer's respective duties.

     The employment agreements provide for severance payments in the event of
(a) termination without cause, as defined, or (b) resignation for good reason, as defined. Severance arrangements for the five most highly compensated executive officers are for a period of up to twenty-four months of base salary and an imputed bonus. If the named executive officer is terminated for cause of if he voluntarily terminates his employment other than for good reason, he shall not be entitled to any salary, bonus or severance payments (other than accrued salary).

     Each employment agreement includes noncompetition and nonsolicitation clauses that are effective during the term of employment and for a period of up to two years thereafter. In addition, the employment agreements include covenants of confidentiality and nondisclosure. Any dispute arising under an employment agreement must be resolved through arbitration, except that each agreement also provides for specific performance and for a court injunction in the event of a breach by the named executive officer of the covenants described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Bernard McFadden, a Director and Chairman of the Compensation Committee, was paid $100,000 in consulting fees in 1999.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The role of the Compensation Committee is to oversee and direct the development of executive compensation policies and programs that are consistent with, explicitly linked to, and supportive of the strategic objectives of growing the Company's businesses and maximizing shareholder value. The Committee's specific responsibilities include determining the appropriate levels of compensation, including salaries, annual incentives, long-term incentives and employee benefits, for members of the Company's senior management, including executive officers. The Company believes that a strong link should exist between executive compensation and management's ability to maximize shareholder value. This belief is adhered to by developing both short- and long-term incentive compensation programs that provide competitive compensation and reflect Company performance.

  Compensation Philosophy

     The four fundamental principles to which the Committee adheres in discharging its responsibilities are as follows. First, the majority of annual and long-term compensation for the Company's executive officers should be at risk, with actual compensation levels correlating with the Company's actual performance in certain key areas determined by the Committee. Second, over time, incentive compensation of the Company's executive officers should focus more heavily on long-term rather than short-term accomplishments and results. Third, equity-based compensation should be used on an increasing basis so as to provide executive officers with clear and direct links to the shareholders' interests. Fourth, the overall executive compensation program should be competitive, equitable and structured so as to ensure the Company's ability to attract, retain, motivate and reward the talented executives who are essential to the Company's continuing success. Total compensation, rather than individual compensation elements, is the focus of the Company's intent to provide competitive compensation opportunities.

     The Committee believes that continued revenue growth as well as continued improvement in other key financial and operating measures should be recognized in considering compensation levels along with improvements in overall effectiveness, productivity, return on investment and success of strategic alliances and business acquisitions and combinations.

     The Committee periodically meets with an outside compensation consultant to evaluate how well the Company's executive compensation program adheres to this philosophy and to evaluate the level and mix of salary, annual bonuses and long-term incentives.

  Compensation Elements

     The Company's compensation program for executives consists of four principal elements, each of which is vitally important in meeting the Company's need to attract, retain, motivate and reward highly-qualified executives.

     The four principal elements are:

     Base Salaries

     Base salaries for executive officers are generally set at levels that reflect the competitive marketplace for companies that are of comparable size and complexity and would be considered competitors of the Company in attracting and retaining qualified executives. The salaries of the executive officers are reviewed and approved by the Compensation Committee based on its assessments of each executive's experience and performance and a comparison of salaries of peers in other companies.

     Annual Performance Incentives

     Incentive awards have been made on a periodic basis to executive officers on the basis of Company, business unit and individual performance relative to budget in such areas as revenue, cash flow, operating income, operating margin and the like. The Company intends to continue providing incentives in concert with other compensation elements in order to maintain a competitive total compensation program for its executive officers. The Committee reviews and approves all performance measures and goals established under the annual and long-term incentive plans. The Committee also approves all incentive payments to executive officers.

     Long-Term Incentives

     The Company relies on stock options as the principal means of providing long-term incentive compensation. Stock options have been, and will continue to be, granted to executive officers under the Fourth Amended and Restated 1992 Stock Option Plan.

     Benefits

     Benefits offered to executive officers serve a different purpose than do other elements of the total compensation program. In general, they provide for retirement income and serve as a safety net against problems that can arise from illness, disability or death. Benefits offered to executive officers are basically those offered to other employees of the Company.

  Evaluation Procedures

     In determining matters regarding executive officer compensation (other than the Chief Executive Officer), the Committee with the Chairman and Chief Executive Officer reviews the President and Chief Operating Officer and the other key executives including the executive officers, the respective areas of authority and responsibility of the various executive officers, and the performance and contribution of each to the efforts of the Company in meeting its goals.

     The Committee has confirmed that the compensation paid in 1999 to the named executive officers is consistent with the Company's compensation philosophy and objectives.

  Compensation of the Chief Executive Officer

     Decisions regarding the compensation of the Chairman and Chief Executive Officer, H. Brian Thompson, were the responsibility of the Committee. Upon his employment as Chairman and Chief Executive Officer, the Company entered into an employment agreement with Mr. Thompson that established his initial annual base salary at $600,000 and his annual target bonus at 140 percent of salary paid. For the portion of 1999 during which Mr. Thompson served as Chairman and Chief Executive Officer, salary payments to Mr. Thompson totaled $468,461. Mr. Thompson was awarded bonuses totaling $449,000 for the performance year 1999, which was less than his target bonus. This bonus reflected the Company's performance in revenues, earnings and strategy development and execution. In evaluating Mr. Thompson's compensation, the Committee and its compensation consultant compared the Company's compensation practices and levels to those of other companies involved in similar businesses, including but not limited to, the companies included in the

Performance Graph. Based on this review, the Committee determined Mr. Thompson's compensation to be appropriate.

  Deductibility of Certain Executive Compensation

     Beginning in 1994, the Omnibus Reconciliation Act of 1993 (the Act) limits to $1 million the amount that may be deducted by a publicly-held corporation for compensation paid to each of its named executive officers in a taxable year, unless the compensation in excess of $1 million is "qualified performance-based compensation." The Committee and the Company have determined that the Company's practice is to design its short-term and long-term compensation plans to qualify for the exemption from the deduction limitations of Section 162(m) of the Internal Revenue Code and to be consistent with providing appropriate compensation to executives. Shareholder approval of incentive compensation plans and various provisions thereunder covering the executive officers has been sought and obtained and will be sought in the future to continue to qualify performance-based compensation for the exemption. Although it is the Company's intent to qualify compensation for the exemption from the deduction limitations, the Company's compensation practices have been and, will continue to be, designed to serve the best interests of the shareholders regardless of the whether specific compensation qualifies for the exemption.

Compensation Committee Members during 1999:

          Bernard McFadden, Chairman
          James W. Peet
          Frank V. Sica
          Adam Solomon
          David Dey (no longer on the Committee as of July 1999)
          Michael Greeley (resigned from Board in March 1999)
          Stewart J. Paperin (no longer on the Committee as of July 1999)

                               PERFORMANCE GRAPH

     The following performance graph compares the percentage change in the Company's cumulative total shareholder return on our common stock from February 5, 1998 (the date on which the common stock began trading on the Nasdaq National Market) and ending on December 31, 1999 with the cumulative total return, assuming reinvestment of dividends of the Standard & Poor's 500 Stock Index and the Nasdaq Telecom Index.

                              [PERFORMANCE GRAPH]

---------------------------------------------------------------------------------------------------------------------------
                                   2/5/98     3/98      6/98      9/98      12/98     3/99      6/99      9/99      12/99
---------------------------------------------------------------------------------------------------------------------------
 Global TeleSystems Group, Inc.    $100.00   $171.16   $178.49   $123.57   $204.12   $204.80   $296.56   $144.39   $254.46
 S & P 500                          100.00    112.70    116.42    104.84    127.17    133.51    142.92    133.99    153.93
 NASDAQ Telecommunications          100.00    119.34    126.21    111.70    154.37    191.82    203.93    189.02    268.82

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information ownership of our common stock and rights to acquire common stock by (i) GTS stockholders that manage or own, either beneficially or of record, five percent or more of the common stock,
(ii) each of the directors and executive officers of GTS and (iii) the directors and officers of GTS as a group as of December 31, 1999. For the purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire within 60 days after such date, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                               NUMBER OF
                                                                 SHARES          PERCENTAGE
                                                              BENEFICIALLY      BENEFICIALLY
NAME OF BENEFICIAL OWNER                                      OWNED(1)(2)         OWNED(1)
------------------------                                      ------------      ------------
AXA Assurances I.A.R.D. Mutuelle............................   37,285,172(3)       20.21
  9 Place Vendome
  75001 Paris France
  1290 Avenue of the Americas
  New York, NY 10104
Putnam Investments..........................................   14,542,789(4)        7.88
  One Post Office Square
  Boston, MA 02109
George Soros................................................   11,998,094(5)        6.28
  c/o Soros Fund Management LLC
  888 Seventh Avenue, 31st Floor
  New York, NY 10106
David Dey...................................................       31,972          *
Roger W. Hale...............................................       34,490          *
Bernard McFadden............................................      100,572          *
Stewart J. Paperin..........................................       69,572          *
W. James Peet...............................................       33,572          *
Jean Salmona................................................       59,572          *
Frank V. Sica...............................................        1,572          *
Alan B. Slifka..............................................    4,548,699(6)        2.47
Adam Solomon................................................      122,129          *
Gerald W. Thames............................................    1,817,688(7)       *
H. Brian Thompson...........................................    1,139,389          *
Gerard J. Caccappolo........................................      496,500          *
Robert J. Amman.............................................      297,084          *
Robert A. Schriesheim.......................................      167,667          *
Hans Peter Kohlhammer.......................................       90,548          *
Other officers..............................................    1,923,418           1.04
All Directors and Executive Officers as a group (27
  persons)..................................................   10,934,444
          Total of above....................................   74,760,499

---------------

 *  Less than 1%

(1) The percentage of ownership for each beneficial owner is based upon 184,472,884 shares of GTS common stock issued and outstanding at December 31, 1999 and the number of warrants and stock options in common stock held by such beneficial owner. Excluded from the calculation are: 33,210,047 shares of common stock issued under the GTS' option plans; and 8,772,626 shares of common stock pursuant to the exercise of stock option warrants.

(2) Includes shares of common stock issuable upon the exercise of stock options and stock warrants within 60 days of December 31, 1999.

(3) Ownership information, that represents holdings of several separately managed funds, is based on a Schedule 13G filed in February 2000 with the SEC. Number of shares as to which such holder has: sole voting power -- 12,472,532 shares; shared voting power -- 23,073,348 shares; sole dispositive power -- 37,189,669 shares; and shared dispositive power -- 87,303 shares.

(4) Ownership information, that represents holdings of several separately managed funds, is based on a Schedule 13G filed in February 2000 with the SEC. Number of shares as to which such holder has: shared voting power -- 187,971 shares; and shared dispositive power -- 14,542,789 shares.

(5) Ownership information, that represents holdings of several group members, is based on a Schedule 13G filed in February 2000 with the SEC. Number of shares as to which such holder has: sole voting power -- 11,998,094 shares; and sole dispositive power -- 11,998,094 shares. As indicated within the
    Schedule 13G, Mr. Soros may be deemed to have been the beneficial owner of 11,998,094 common shares. The number consists of (a) 8,660,562 shares (including 6,666,666 shares subject to immediately exercisable warrants) held for the account of Open Society Institute, (b) 1,948,398 shares held for the account of Soros Hungary, (c) 1,313,698 shares held for the account of Soros Charitable Foundation, and (d) 75,436 shares held for the account of Soros Humanitarian.

(6) Includes 2,666,295 shares of common stock owned by Mr. Slifka, 1,139,876 shares of common stock held in various trusts, options to purchase 33,572 shares of common stock owned by Mr. Slifka, and 708,956 shares of common stock held by various Halcyon partnerships which are managed by Halcyon/ Alan B. Slifka Management Company (over which Mr. Slifka disclaims beneficial ownership).

(7) Includes 691,000 shares of common stock held in the "Thames Family Foundation, Inc." and options to purchase 1,126,688 shares of common stock owned by Mr. Thames.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into a subscription agreement (the "Subscription Agreement") dated as of April 6, 1999 with H. Brian Thompson, its Chairman and Chief Executive Officer, in connection with Mr. Thompson's employment agreement with the Company. The Subscription Agreement provides that Mr. Thompson purchase $20 million of the Company's common stock valued at $27.17 per share, or a total of 736,056 shares. The Subscription Agreement provides further that Mr. Thompson pay for 368,028 of these shares for $10 million in cash and for 368,028 of these shares using the proceeds of a loan in the principal amount of $10 million from the Company. These arrangements were consummated in June 1999. In connection with the loan, Mr. Thompson has delivered a secured promissory note to the Company which bears interest at the Federal Mid-Term Rate and has a maturity of six years.

     The Company has entered into an employment agreement with Mr. Thames, Executive Vice Chairman of the Board of Directors. The agreement provides that he will hold this position until at least the 2000 annual shareholders meeting and that he will perform such other reasonable duties and exercise such other power and authority as may be reasonably delegated by the Board of Directors. The agreement commenced March 21, 1999 and expires on October 31, 2001, unless extended. The agreement provides that Mr. Thames will receive an annual salary of $400,000 and a bonus for the fiscal years 1999 and 2000, or pro rated portion thereof, in an amount not less than fifty percent of his salary for such year. In addition to salary and bonus, Mr. Thames is also eligible to participate in the employee stock option plan, to receive standard health and insurance benefits that are provided to employees of GTS, to receive certain other fringe benefits and to be reimbursed for all reasonable expenditures incurred in the execution of his duties. If the Board of Directors were to appoint Mr. Thames to another position, he would continue to receive his salary and bonus and benefits for the remaining term of the agreement. If Mr. Thames were terminated without cause, as defined in the agreement, or resigned for good reason, as defined in the agreement, during the twenty-four month period following a change of control, as defined in the agreement, he would receive severance in an amount of up to thirty-six months of his then-current salary, continuation of certain benefits and accelerated vesting of all stock options that would have otherwise vested prior to October 31, 2001. Mr. Thames' agreement includes noncompetition and nonsolicitation clauses that are effective during the term of his agreement and for a period of up to one year thereafter. In addition, the employment agreement includes covenants of confidentiality and nondisclosure. Any dispute arising under Mr. Thames' employment agreement must be resolved through arbitration.

     Alan B. Slifka, the Vice Chairman of the board of directors, was paid $66,666 in consulting fees in 1999. Bernard McFadden, a director of GTS, was paid $100,000 in consulting fees in 1999.

     Halcyon/Alan B. Slifka Management Company LLC (formerly Alan B. Slifka and Company), a company principally owned by Mr. Slifka, holds 287,756 stock options to purchase shares Common Stock that were granted in 1991 pursuant to a stock option agreement that is not subject to any stock option plan. The options have an exercise price of $0.267 per share and are fully vested. Any of the stock options that remain unexercised after November 30, 2001 shall lapse and become void. Generally, in the event that Mr. Slifka ceases to be an employee or nonemployee director of GTS, any of such unexercised stock options shall lapse thirty days after such termination. The shares of Common Stock underlying such options have been registered under a registration statement that has been declared effective by the SEC.

     The Soros associates purchased $40 million of notes from us in 1996, which notes bore interest at 10% per annum, in partial consideration of which (1) the Soros associates received the right to designate, from time to time, one person for nomination to the Board of Directors and (2) the affiliates received warrants to purchase 8,888,886 shares of our common stock. Together with their prior equity interests in GTS, these affiliates currently hold, on a fully diluted basis (excluding shares underlying stock options), approximately 6.28% of Common Stock. In accordance with the terms of the warrant agreement, the exercise price of the warrants was reduced from $5.14 per share to $4.67 per share as the outstanding debt had not been repaid prior to December 31, 1996. In February 1998, we repaid the $40 million of notes, plus accrued interest, using part of the proceeds of an offering of senior notes and the initial public offering completed at that time. In addition, these affiliates collect a monitoring fee of $40,000 per month. In 1999, the Soros associates exercised warrants and 116,260 common shares were issued. Under certain agreements, these affiliates have the right to co-invest with us in all of our new ventures throughout Asia, excluding countries in the former Soviet Union, and pursuant to this right, one of these affiliates holds a 25% interest in GTS China Investments LLC.

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

     a) The following documents are filed as part of this report:

          1  Financial Statements

          The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

        - Report of Ernst & Young LLP, Independent Auditors

        - Consolidated Balance Sheets as of December 31, 1999 and 1998

        - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1999

        - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1999

        - Consolidated Statements of Changes in Shareholders' Equity for each of the Three Years Ended December 31, 1999

        - Notes to Consolidated Financial Statements

          2  Consolidated Financial Statement Schedules

          We have furnished Schedule II -- Valuation and Qualifying Accounts on Page 104.

          All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     b) Reports on Form 8-K

DATE OF REPORT                                   SUBJECT OF REPORT
--------------                                   -----------------
November 2, 1999.....................  Proposed offering of Global
                                       TeleSystems Europe B.V. 10.5% and 11%
                                       Senior Notes maturing 2006 and 2009,
                                       respectively.

     c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        3.1**            -- Certificate of Incorporation of SFMT, Inc.
        3.2**            -- Certificate of Correction to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on October 8, 1993
        3.3**            -- Certificate of Ownership and Merger Merging San
                            Francisco/Moscow Teleport, Inc. into SFMT, Inc., filed
                            with the Delaware Secretary of State on November 3, 1993
        3.4**            -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on January 12, 1995
        3.5**            -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on February 22, 1995
        3.6**            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on October 16, 1996
        3.7**            -- By-laws of SFMT, Inc.
        3.8**            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on December 1, 1997
        3.9**            -- Form of Amended and Restated By-laws of Global
                            TeleSystems Group, Inc. supersedes By-laws of SFMT, Inc.
                            filed as Exhibit 3.7)
        3.10***          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on January 29, 1998.
        3.11***          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on February 9, 1998.
        3.12***          -- Certificate of Designation, of the Series A Preferred
                            Stock of the Company.
        3.13****         -- Certificate of Designation of the 7 1/4% Cumulative
                            Convertible Preferred Stock of Global TeleSystems Group,
                            Inc.
        3.14*            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on June 18, 1999.
        4.1**            -- Form of Specimen Stock Certificate for Common Stock of
                            the Registrant
        4.2**            -- Indenture dated as of July 14, 1997 between the Company and The Bank of New York (including the form of Senior
                            Subordinated Convertible Bond due 2000 as an exhibit
                            thereto)
        4.3**            -- Registration Rights Agreement, dated as of July 14, 1997, between Global TeleSystems Group, Inc. and UBS Securities
                            LLC.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        4.4**            -- Indenture dated as of August 19, 1997 between Hermes
                            Europe Railtel B.V. and The Bank of New York (including
                            the form of 11 1/2% Senior Note due 2007 as an exhibit
                            thereto)
        4.5**            -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                            & Jenrette Securities Corporation, UBS Securities LLC,
                            and Lehman Brothers, Inc.
        4.6**            -- Form of Rights Agreement between Global TeleSystems
                            Group, Inc. and The Bank of New York as Rights Agent.
        4.7**            -- Indenture dated as of February 10, 1998 between Global
                            TeleSystems Group, Inc. and The Bank of New York
                            (including the form of 9 7/8% Senior Notes due 2005 as an
                            exhibit thereto).
       10.1**            -- Senior Note Purchase Agreement, dated as of January 19,
                            1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
       10.1(a)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
       10.1(b)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
       10.1(c)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 23, 1996
       10.1(d)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated September 16, 1996
       10.1(e)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 11, 1997
       10.1(f)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 29, 1997
       10.1(g)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
       10.2**            -- Registration Rights Letter Agreement, dated as of January
                            19, 1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
       10.3**            -- Warrant Agreement, dated as of January 19, 1996, among
                            Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
       10.4**            -- Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
       10.5              -- Intentionally Omitted
       10.6**            -- Registration Rights Letter Agreement, dated June 6, 1996, among the Company, The Open Society Institute, Winston
                            Partners II LDC and Winston Partners II LLC

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.7**            -- Warrant Agreement, dated as of June 6, 1996, between
                            Global TeleSystems Group, Inc., The Open Society
                            Institute, Winston Partners II LDC and Winston Partners
                            II LLC
       10.8**            -- Senior Note Purchase Agreement, dated as of February 2,
                            1996, between Global TeleSystems Group, Inc. and Emerging
                            Markets Growth Fund, Inc.
       10.8(a)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996 (see Exhibit No. 10.1(b))
       10.8(b)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996
       10.8(c)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 25,
                            1996
       10.8(d)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            10, 1996
       10.8(e)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            16, 1996
       10.8(f)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated December
                            30, 1996
       10.8(g)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated May 13,
                            1997
       10.8(h)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 20,
                            1997
       10.8(i)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 11,
                            1997
       10.8(j)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 21,
                            1997
       10.8(k)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated August 14,
                            1997
       10.8(l)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            29, 1997
       10.9**            -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Emerging Markets Growth Fund, Inc.
       10.10**           -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Emerging Markets
                            Growth Fund, Inc.
       10.11             -- Intentionally Omitted

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.12**           -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Capital International Emerging Markets Funds
       10.13**           -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Capital International
                            Emerging Markets Funds
       10.14**           -- Restated and Amended Global TeleSystems Group, Inc.
                            Non-Employee Directors' Stock Option Plan
       10.15**           -- GTS-Hermes, Inc. 1994 Stock Option Plan
       10.16**           -- Restricted Stock Grant letter, dated as of January 1,
                            1995
       10.17*****        -- Employment Agreement dated as of April 1, 1999 between
                            the Company and H. Brian Thompson
       10.18*            -- Employment Agreement dated March 22, 1999 between the
                            Company and Robert Amman
       10.19*            -- Employment Agreement dated January 3, 1995 between the
                            Company and Gerard Caccappolo
       10.20*            -- Employment Agreement dated July 1, 1998 between Esprit
                            Telecom and Hans-Peter Kohlhammer
       10.21*            -- Employment Agreement dated February 22, 1999 between the
                            Company and Robert Schriesheim
       10.22**           -- SFMT, Inc. Equity Compensation Plan
       10.23**           -- Form of Non-Statutory Stock Option Agreement
       10.24**           -- Third Amended and Restated 1992 Stock Option Plan of
                            Global TeleSystems Group Inc. dated September 25, 1997
       10.25**           -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                            Option Grant
       10.26**           -- Agreement on the Creation and Functions of the Joint
                            Venture of EDN Sovintel, dated June 18, 1990
       10.27**           -- Stock Purchase Agreement among Global TeleSystems Group,
                            Inc, Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                            Limited, and MTU-Inform, dated September 6, 1995
       10.28**           -- Certificate of Registration of Revised and Amended
                            Foundation Document in the State Registration of
                            Commercial Organizations, dated May 30, 1996
       10.29**           -- Agreement on the Creation and Functions of the Joint
                            Venture Sovam Teleport, dated May 26, 1992
       10.30**           -- Amended and Restated Joint Venture Agreement between GTS
                            Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and
                            Erik Jennes, dated July 6, 1995
       10.31**           -- Amended and Restated Shareholders' Agreement between HIT
                            Rail B.V., GTS-Hermes, Inc., Nationale Maatschappu Der
                            Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                            Hermes Europe Railtel B.V., dated July, 1997
       10.31(a)**        -- Shareholders' Agreement among the Hermes Europe Railtel
                            B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB
                            Swed Carrier (incorporated by reference to Exhibit 10.1
                            to the Hermes Europe Railtel B.V.'s Registration
                            Statement on Form S-4 (File No. 333-37719) filed on
                            December 11, 1997) (supersedes the Amended and Restated
                            Shareholders' Agreement filed as Exhibit 10.31 to this
                            Registration Statement)
       10.32**           -- Company Agreement between The Societe National de
                            Financement, GTS S.A.M. and The Principality of Monaco,
                            dated September 27, 1995

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.33**           -- Joint Venture Agreement between SFMT-Hungaro Inc. and
                            Montana Holding Vagyonkezelo Kft., dated December 23,
                            1993
       10.34**           -- Joint Venture and Shareholders' Agreement among Gerard
                            Aircraft Sales and Leasing Company, SFMT-Hungaro Inc.,
                            and Microsystem Telecom Rt., dated August 5, 1994
       10.35**           -- Agreement on the Establishment of Limited Liability
                            Company between SFMT-Czech, Inc. and B&H s.r.o., dated
                            July 12, 1994
       10.36**           -- Formation of the Equity Joint Venture between GTS and
                            SSTIC, dated April 12, 1995
       10.37**           -- Contract to Establish the Sino-foreign Cooperative Joint
                            Venture Beijing Tianmu Satellite Communications
                            Technology Co., Ltd, amended, by and between China
                            International Travel Service Telecom Co., Ltd. and
                            American China Investment Corporation, dated March 27,
                            1996
       10.38**           -- Joint Venture Contract between GTS TransPacific Ventures
                            Limited and Shanghai Intelligence Engineering, Inc.,
                            dated March 28, 1996
       10.39**           -- Agreement between Global TeleSystems Group, Inc. and
                            Cesia S.A., dated June 21, 1997
       10.40**           -- Consulting Agreement between SFMT, Inc. and Alan B.
                            Slifka, dated March 1, 1994
       10.41**           -- Consulting Agreement between Global TeleSystems Group,
                            Inc. and Bernard J. McFadden, dated August 15, 1996
       10.42**           -- Consulting Agreement between CESIA S.A. and Hermes Europe
                            Railtel B.V., dated June 20, 1997
       10.43***          -- Key Employee Stock Option Plan of Hermes Europe Railtel
                            B.V.
       21.1*             -- List of Subsidiaries of the Registrant
       23.1*             -- Consent of Ernst & Young LLP
       23.2*             -- Consent of PricewaterhouseCoopers
       23.3***           -- Report of PricewaterhouseCoopers Independent Accountants
       24.1*             -- Powers of Attorney (included on signature page to this
                            report)
       27.1*             -- Financial Data Schedule extracted from December 31, 1999 audited financial statements
       99.1******        -- The Further Restated Shareholders Agreement, dated
                            October 7, 1999 between FLAG Atlantic Holdings Limited
                            and GTS Transatlantic Holdings, Ltd. (Portions of this
                            Exhibit are subject to a request for confidential
                            treatment filed by GTS with the Commission.)
       99.2******        -- Bank Credit Agreement, dated as of October 8, 1999, among
                            FLAG Atlantic Limited, Barclays Capital, Westdeutshe
                            Landesbank Girozentrale, New York Branch, Dresdner Bank
                            AG, New York Branch, Barclays Bank Plc and the Lenders
                            listed therein. (Portions of this Exhibit are subject to
                            a request for confidential treatment filed by GTS with
                            the Commission.)
       99.3******        -- Shareholder Pledge Agreement, dated as of October 8,
                            1999, among GTS Transatlantic Holdings, Ltd., FLAG
                            Atlantic Holdings Limited and Barclays Bank Plc.

---------------

*       Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 6 to the Company's registration statement on Form S-1 dated February 5, 1998 (Commission File No. 333-36555)

*** Incorporated by reference to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998.

**** Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 1 dated June 4, 1999 to the Company's registration statement on Form S-3 (Commission File No. 333-78097)

***** Incorporated by reference to Exhibit No. 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

****** Incorporated by reference to the correspondingly numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 8, 2000.

     (d) Schedules

     Schedule II -- Valuation and Qualifying Accounts. The other financial statement schedules of the Company have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Arlington, Commonwealth of Virginia, on this 8th day of March, 2000.

                                            GLOBAL TELESYSTEMS GROUP, INC.

                                            By:    /s/ H. BRIAN THOMPSON
                                              ----------------------------------
                                              Name: H. Brian Thompson
                                              Title:  Chairman and Chief
                                                Executive Officer

     Each person whose signature appears below constitutes and appoints, Robert
A. Schriesheim, Grier C. Raclin and Arnold Y. Dean and each of them singly, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2000.

                      SIGNATURE                                                  TITLE
                      ---------                                                  -----
                /s/ H. BRIAN THOMPSON                     Chairman and Chief Executive Officer (Principal
-----------------------------------------------------       Executive Officer)
                  H. Brian Thompson

                 /s/ ROBERT J. AMMAN                      President and Director
-----------------------------------------------------
                   Robert J. Amman

              /s/ ROBERT A. SCHRIESHEIM                   Executive Vice President, Corporate Development and
-----------------------------------------------------       Chief Financial Officer (Principal Financial
                Robert A. Schriesheim                       Officer)

              /s/ JEFFREY H. VON DEYLEN                   Senior Vice President, Finance (Principal
-----------------------------------------------------       Accounting Officer)
                Jeffrey H. Von Deylen

                /s/ GERALD W. THAMES                      Executive Vice Chairman of the Board of Directors
-----------------------------------------------------
                  Gerald W. Thames

                 /s/ ALAN B. SLIFKA                       Vice Chairman of the Board of Directors
-----------------------------------------------------
                   Alan B. Slifka

                    /s/ DAVID DEY                         Director
-----------------------------------------------------
                      David Dey

                  /s/ ROGER W. HALE                       Director
-----------------------------------------------------
                    Roger W. Hale

                      SIGNATURE                                                  TITLE
                      ---------                                                  -----
               /s/ BERNARD J. MCFADDEN                    Director
-----------------------------------------------------
                 Bernard J. McFadden

               /s/ STEWART J. PAPERIN                     Director
-----------------------------------------------------
                 Stewart J. Paperin

                                                          Director
-----------------------------------------------------
                    W. James Peet

                  /s/ JEAN SALMONA                        Director
-----------------------------------------------------
                    Jean Salmona

                  /s/ FRANK V. SICA                       Director
-----------------------------------------------------
                    Frank V. Sica

                                                          Director
-----------------------------------------------------
                    Adam Solomon

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                                       COL. B             COL. C              COL. D       COL. E
-----------------------------------------  ----------   -----------------------   ----------   ----------
                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING     COST AND      OTHER                      END
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts at
  12/31/99...............................    9,533        37,560                    (2,956)      44,137
Allowance for doubtful accounts at
  12/31/98...............................    6,474         7,474                    (4,415)       9,533
Allowance for doubtful accounts at
  12/31/97...............................    1,040         5,318                      (178)       6,180

     The beginning balance for 1998 does not match the ending balance for 1997; the difference reflects the activity for GTS (Europe) Ltd. for the three month period ended December 31, 1997. The Company's consolidated balance sheet as of December 31, 1997 represents the audited historical balance sheet of GTS (Europe) Ltd. as of September 30, 1997 combined with GTS's historical balance sheet as of December 31, 1997.

                                 EXHIBIT INDEX

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        3.1**            -- Certificate of Incorporation of SFMT, Inc.
        3.2**            -- Certificate of Correction to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on October 8, 1993
        3.3**            -- Certificate of Ownership and Merger Merging San
                            Francisco/Moscow Teleport, Inc. into SFMT, Inc., filed
                            with the Delaware Secretary of State on November 3, 1993
        3.4**            -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on January 12, 1995
        3.5**            -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on February 22, 1995
        3.6**            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on October 16, 1996
        3.7**            -- By-laws of SFMT, Inc.
        3.8**            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc., filed
                            with the Delaware Secretary of State on December 1, 1997
        3.9**            -- Form of Amended and Restated By-laws of Global
                            TeleSystems Group, Inc. supersedes By-laws of SFMT, Inc.
                            filed as Exhibit 3.7)
        3.10***          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on January 29, 1998.
        3.11***          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on February 9, 1998.
        3.12***          -- Certificate of Designation, of the Series A Preferred
                            Stock of the Company.
        3.13****         -- Certificate of Designation of the 7 1/4% Cumulative
                            Convertible Preferred Stock of Global TeleSystems Group,
                            Inc.
        3.14*            -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems Group, Inc. filed
                            with the Delaware Secretary of State on June 18, 1999.
        4.1**            -- Form of Specimen Stock Certificate for Common Stock of
                            the Registrant
        4.2**            -- Indenture dated as of July 14, 1997 between the Company and The Bank of New York (including the form of Senior
                            Subordinated Convertible Bond due 2000 as an exhibit
                            thereto)
        4.3**            -- Registration Rights Agreement, dated as of July 14, 1997, between Global TeleSystems Group, Inc. and UBS Securities
                            LLC.
        4.4**            -- Indenture dated as of August 19, 1997 between Hermes
                            Europe Railtel B.V. and The Bank of New York (including
                            the form of 11 1/2% Senior Note due 2007 as an exhibit
                            thereto)
        4.5**            -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                            & Jenrette Securities Corporation, UBS Securities LLC,
                            and Lehman Brothers, Inc.
        4.6**            -- Form of Rights Agreement between Global TeleSystems
                            Group, Inc. and The Bank of New York as Rights Agent.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        4.7**            -- Indenture dated as of February 10, 1998 between Global
                            TeleSystems Group, Inc. and The Bank of New York
                            (including the form of 9 7/8% Senior Notes due 2005 as an
                            exhibit thereto).
       10.1**            -- Senior Note Purchase Agreement, dated as of January 19,
                            1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
       10.1(a)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
       10.1(b)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated June 6, 1996
       10.1(c)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 23, 1996
       10.1(d)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated September 16, 1996
       10.1(e)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 11, 1997
       10.1(f)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
                            dated July 29, 1997
       10.1(g)**         -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.,
       10.2**            -- Registration Rights Letter Agreement, dated as of January
                            19, 1996, among Global TeleSystems Group, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
       10.3**            -- Warrant Agreement, dated as of January 19, 1996, among
                            Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
       10.4**            -- Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems Group, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
       10.5              -- Intentionally Omitted
       10.6**            -- Registration Rights Letter Agreement, dated June 6, 1996, among the Company, The Open Society Institute, Winston
                            Partners II LDC and Winston Partners II LLC
       10.7**            -- Warrant Agreement, dated as of June 6, 1996, between
                            Global TeleSystems Group, Inc., The Open Society
                            Institute, Winston Partners II LDC and Winston Partners
                            II LLC
       10.8**            -- Senior Note Purchase Agreement, dated as of February 2,
                            1996, between Global TeleSystems Group, Inc. and Emerging
                            Markets Growth Fund, Inc.
       10.8(a)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996 (see Exhibit No. 10.1(b))

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.8(b)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 6,
                            1996
       10.8(c)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 25,
                            1996
       10.8(d)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            10, 1996
       10.8(e)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            16, 1996
       10.8(f)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated December
                            30, 1996
       10.8(g)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated May 13,
                            1997
       10.8(h)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated June 20,
                            1997
       10.8(i)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 11,
                            1997
       10.8(j)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated July 21,
                            1997
       10.8(k)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated August 14,
                            1997
       10.8(l)**         -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems Group, Inc.
                            and Emerging Markets Growth Fund, Inc., dated September
                            29, 1997
       10.9**            -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Emerging Markets Growth Fund, Inc.
       10.10**           -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Emerging Markets
                            Growth Fund, Inc.
       10.11             -- Intentionally Omitted
       10.12**           -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems Group, Inc. and
                            Capital International Emerging Markets Funds
       10.13**           -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems Group, Inc. and Capital International
                            Emerging Markets Funds
       10.14**           -- Restated and Amended Global TeleSystems Group, Inc.
                            Non-Employee Directors' Stock Option Plan
       10.15**           -- GTS-Hermes, Inc. 1994 Stock Option Plan
       10.16**           -- Restricted Stock Grant letter, dated as of January 1,
                            1995

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.17*****        -- Employment Agreement dated as of April 1, 1999 between
                            the Company and H. Brian Thompson
       10.18*            -- Employment Agreement dated March 22, 1999 between the
                            Company and Robert Amman
       10.19*            -- Employment Agreement dated January 3, 1995 between the
                            Company and Gerard Caccappolo
       10.20*            -- Employment Agreement dated July 1, 1998 between Esprit
                            Telecom and Hans-Peter Kohlhammer
       10.21*            -- Employment Agreement dated February 22, 1999 between the
                            Company and Robert Schriesheim
       10.22**           -- SFMT, Inc. Equity Compensation Plan
       10.23**           -- Form of Non-Statutory Stock Option Agreement
       10.24**           -- Third Amended and Restated 1992 Stock Option Plan of
                            Global TeleSystems Group Inc. dated September 25, 1997
       10.25**           -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                            Option Grant
       10.26**           -- Agreement on the Creation and Functions of the Joint
                            Venture of EDN Sovintel, dated June 18, 1990
       10.27**           -- Stock Purchase Agreement among Global TeleSystems Group,
                            Inc, Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                            Limited, and MTU-Inform, dated September 6, 1995
       10.28**           -- Certificate of Registration of Revised and Amended
                            Foundation Document in the State Registration of
                            Commercial Organizations, dated May 30, 1996
       10.29**           -- Agreement on the Creation and Functions of the Joint
                            Venture Sovam Teleport, dated May 26, 1992
       10.30**           -- Amended and Restated Joint Venture Agreement between GTS
                            Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and
                            Erik Jennes, dated July 6, 1995
       10.31**           -- Amended and Restated Shareholders' Agreement between HIT
                            Rail B.V., GTS-Hermes, Inc., Nationale Maatschappu Der
                            Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                            Hermes Europe Railtel B.V., dated July, 1997
       10.31(a)**        -- Shareholders' Agreement among the Hermes Europe Railtel
                            B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB
                            Swed Carrier (incorporated by reference to Exhibit 10.1
                            to the Hermes Europe Railtel B.V.'s Registration
                            Statement on Form S-4 (File No. 333-37719) filed on
                            December 11, 1997) (supersedes the Amended and Restated
                            Shareholders' Agreement filed as Exhibit 10.31 to this
                            Registration Statement)
       10.32**           -- Company Agreement between The Societe National de
                            Financement, GTS S.A.M. and The Principality of Monaco,
                            dated September 27, 1995
       10.33**           -- Joint Venture Agreement between SFMT-Hungaro Inc. and
                            Montana Holding Vagyonkezelo Kft., dated December 23,
                            1993
       10.34**           -- Joint Venture and Shareholders' Agreement among Gerard
                            Aircraft Sales and Leasing Company, SFMT-Hungaro Inc.,
                            and Microsystem Telecom Rt., dated August 5, 1994
       10.35**           -- Agreement on the Establishment of Limited Liability
                            Company between SFMT-Czech, Inc. and B&H s.r.o., dated
                            July 12, 1994
       10.36**           -- Formation of the Equity Joint Venture between GTS and
                            SSTIC, dated April 12, 1995

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       10.37**           -- Contract to Establish the Sino-foreign Cooperative Joint
                            Venture Beijing Tianmu Satellite Communications
                            Technology Co., Ltd, amended, by and between China
                            International Travel Service Telecom Co., Ltd. and
                            American China Investment Corporation, dated March 27,
                            1996
       10.38**           -- Joint Venture Contract between GTS TransPacific Ventures
                            Limited and Shanghai Intelligence Engineering, Inc.,
                            dated March 28, 1996
       10.39**           -- Agreement between Global TeleSystems Group, Inc. and
                            Cesia S.A., dated June 21, 1997
       10.40**           -- Consulting Agreement between SFMT, Inc. and Alan B.
                            Slifka, dated March 1, 1994
       10.41**           -- Consulting Agreement between Global TeleSystems Group,
                            Inc. and Bernard J. McFadden, dated August 15, 1996
       10.42**           -- Consulting Agreement between CESIA S.A. and Hermes Europe
                            Railtel B.V., dated June 20, 1997
       10.43***          -- Key Employee Stock Option Plan of Hermes Europe Railtel
                            B.V.
       21.1*             -- List of Subsidiaries of the Registrant
       23.1*             -- Consent of Ernst & Young LLP
       23.2*             -- Consent of PricewaterhouseCoopers
       23.3***           -- Report of PricewaterhouseCoopers Independent Accountants
       24.1*             -- Powers of Attorney (included on signature page to this
                            report)
       27.1*             -- Financial Data Schedule extracted from December 31, 1999 audited financial statements
       99.1******        -- The Further Restated Shareholders Agreement, dated
                            October 7, 1999 between FLAG Atlantic Holdings Limited
                            and GTS Transatlantic Holdings, Ltd. (Portions of this
                            Exhibit are subject to a request for confidential
                            treatment filed by GTS with the Commission.)
       99.2******        -- Bank Credit Agreement, dated as of October 8, 1999, among
                            FLAG Atlantic Limited, Barclays Capital, Westdeutshe
                            Landesbank Girozentrale, New York Branch, Dresdner Bank
                            AG, New York Branch, Barclays Bank Plc and the Lenders
                            listed therein. (Portions of this Exhibit are subject to
                            a request for confidential treatment filed by GTS with
                            the Commission.)
       99.3******        -- Shareholder Pledge Agreement, dated as of October 8,
                            1999, among GTS Transatlantic Holdings, Ltd., FLAG
                            Atlantic Holdings Limited and Barclays Bank Plc.

---------------

*       Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 6 to the Company's registration statement on Form S-1 dated February 5, 1998 (Commission File No. 333-36555)

*** Incorporated by reference to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998.

**** Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 1 dated June 4, 1999 to the Company's registration statement on Form S-3 (Commission File No. 333-78097)

***** Incorporated by reference to Exhibit No. 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

****** Incorporated by reference to the correspondingly numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 8, 2000.