Form 10-Q
period 2000-03-31
GLOBAL TELESYSTEMS GROUP INC
filed 2000-05-15
CIK 946392

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 28, 2000, there were 196,558,382 outstanding shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1     Financial Statements of Global TeleSystems Group, Inc.
             (unaudited)
           Condensed Consolidated Balance Sheets as of March 31, 2000
             and December 31, 1999.....................................    1
           Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2000 and 1999................    2
           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2000 and 1999................    3
           Notes to Condensed Consolidated Financial Statements........    4

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    8

Item 3     Quantitative and Qualitative Disclosures About Market
             Risk......................................................   12

PART II. OTHER INFORMATION

Item 1     Legal Proceedings...........................................   13

Item 6     Exhibits and Reports on Form 8-K............................   13

Signatures.............................................................   14

                          PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               MARCH 31,         DECEMBER 31,
                                                                  2000               1999
                                                              ------------      ---------------
                                                              (IN MILLIONS, EXCEPT SHARE DATA)
                                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including restricted cash......   $ 1,127.7           $ 1,341.4
  Accounts receivable, net..................................       369.9               286.4
  Other current assets......................................        58.1                59.1
                                                               ---------           ---------
          TOTAL CURRENT ASSETS..............................     1,555.7             1,686.9
Property and equipment, net.................................     1,128.6             1,004.5
Goodwill and intangible assets, net.........................     1,222.4             1,172.9
Other non-current assets....................................       128.6               137.5
                                                               ---------           ---------
          TOTAL ASSETS......................................   $ 4,035.3           $ 4,001.8
                                                               =========           =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $   257.6           $   198.6
  Accrued expense...........................................       242.8               295.3
  Current portion of debt and capital lease obligations.....        62.4               122.2
  Other current liabilities.................................        83.3                86.6
                                                               ---------           ---------
          TOTAL CURRENT LIABILITIES.........................       646.1               702.7
Long-term debt and capital lease obligations................     2,437.2             2,430.0
Deferred revenue and other non-current liabilities..........       152.5               123.9
                                                               ---------           ---------
          TOTAL LIABILITIES.................................     3,235.8             3,256.6
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................       109.9               114.6
Redeemable preferred stock, $0.0001 par value (10,000,000
  shares authorized; 100,000 shares issued and
  outstanding)..............................................       502.3               502.3
SHAREHOLDERS' EQUITY
  Common stock, $0.10 par value (270,000,000 shares
     authorized; 196,759,593 and 184,472,884 shares issued
     and outstanding at March 31, 2000 and December 31,
     1999, respectively)....................................        19.7                18.4
  Additional paid-in capital................................     1,483.5             1,280.8
  Notes receivable due from shareholder.....................       (10.6)              (10.4)
  Accumulated deficit.......................................    (1,305.3)           (1,160.5)
                                                               ---------           ---------
          TOTAL SHAREHOLDERS' EQUITY........................       187.3               128.3
                                                               ---------           ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $ 4,035.3           $ 4,001.8
                                                               =========           =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................   $ 251.7     $ 170.9
Operating expenses:
  Access and network services...............................     154.6       102.5
  Selling, general and administrative.......................     116.5        78.6
  Depreciation and amortization.............................      69.5        39.3
  Merger and restructuring costs............................        --        63.7
                                                               -------     -------
Total operating expenses....................................     340.6       284.1
Loss from operations........................................     (88.9)     (113.2)
Other income (expense):
  Interest expense..........................................     (60.9)      (47.6)
  Interest income...........................................      23.5        15.1
  Foreign currency losses...................................     (15.2)       (8.1)
  Other income/(expense)....................................       0.9        (4.6)
                                                               -------     -------
Total other expenses........................................     (51.7)      (45.2)
                                                               -------     -------
Loss before income taxes....................................    (140.6)     (158.4)
Income taxes................................................       4.2         3.8
                                                               -------     -------
Net Loss....................................................    (144.8)     (162.2)
                                                               -------     -------
Preferred dividends.........................................      (9.1)         --
                                                               -------     -------
Net loss applicable to common shareholders..................   $(153.9)    $(162.2)
                                                               =======     =======
Net loss per common share...................................   $ (0.82)    $ (1.00)
                                                               =======     =======
Weighted average common shares outstanding..................     188.7       162.1
                                                               =======     =======

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $  (31.5)  $ (126.3)
                                                              --------   --------
INVESTING ACTIVITIES
  Purchases of property and equipment.......................    (154.0)     (34.1)
  Investments in and advances to ventures, net of
     repayments.............................................     (10.1)     (17.2)
  Restricted cash...........................................       9.2       24.0
  Other investing activities................................       6.8       (0.8)
                                                              --------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............    (148.1)     (28.1)
                                                              --------   --------
FINANCING ACTIVITIES
  Net proceeds from option exercises........................       3.2        3.2
  Proceeds from debt, net of debt issue costs...............        --      292.5
  Repayments of debt and capital lease obligations..........     (43.5)     (30.8)
  Other financing activities................................      (5.8)        --
                                                              --------   --------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES......................................     (46.1)     264.9
                                                              --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      15.2       16.0
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (210.5)     126.5
Cash and cash equivalents at beginning of period............   1,082.9      998.5
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  872.4   $1,125.0
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $   83.6   $   48.1
                                                              ========   ========
  Issuance of common shares for interest in business
     ventures...............................................  $   91.5   $     --
                                                              ========   ========
  Conversion of debt into common shares.....................  $   79.0   $     --
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Global TeleSystems Group, Inc. ("GTS" or "the Company"), is a provider of e*Business and borderless broadband services across Europe, serving businesses and carriers in European countries with a range of broadband, Internet/IP and voice services. The Company operates a cross-border fiber-optic network and a Tier-1 IP backbone (GTS Ebone). Also, GTS is the majority owner of Golden Telecom, Inc. ("Golden Telecom") which offers a variety of fixed-line, data and mobile telecommunications services in Russia, Ukraine and other former Soviet nations.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2000 may not be indicative of the operating results for the full year.

     Certain reclassifications have been made to the 1999 condensed consolidated financial statements in order to conform to the 2000 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

                         GLOBAL TELESYSTEMS GROUP, INC.

     The following table is being presented for informational purposes only and is not representative of the Company's diluted earnings per share, since the Company has a net loss for the periods presented. The items identified within the table reflect the dilutive effect of all outstanding common share equivalent securities of the Company for the periods presented.

     The components of basic and diluted earnings per share were as follows:

     Earnings Per Share

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                              EARNINGS PER SHARE)
Net loss(A).................................................  $(144.8)    $(162.2)
Preferred stock dividends...................................     (9.1)         --
                                                              -------     -------
  Net loss available for common shareholders(B).............  $(153.9)    $(162.2)
                                                              =======     =======
Weighted average outstanding of:
  Common stock shares.......................................    188.7       162.1
Dilutive effect of:
  Preferred stock...........................................     14.5          --
  Warrants..................................................      7.2         7.4
  Restricted shares, unvested...............................      0.2         0.1
  Common shares issuable upon debt conversion...............     17.0        28.7
  Employee stock options....................................      5.7        13.5
  Contingently issuable shares..............................      0.7          --
                                                              -------     -------
     Common stock and common stock equivalents(D)...........    234.0       211.8
Interest on convertible stock, net of taxes(E)..............  $   6.6     $   8.6
                                                              -------     -------
Earnings per share:
  Basic(B/C)................................................  $ (0.82)    $ (1.00)
                                                              =======     =======
  Diluted((A+E)/D)..........................................  $ (0.59)    $ (0.73)
                                                              =======     =======

4. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for GTS for the three months ended March 31, 2000 and 1999:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Net loss....................................................  $(144.8)   $(162.2)
Other comprehensive income (loss)
  Preferred Dividends.......................................     (9.1)        --
  Foreign currency translation adjustments..................     (0.9)      (7.1)
                                                              -------    -------
Comprehensive loss..........................................  $(154.8)   $(169.3)
                                                              =======    =======

                         GLOBAL TELESYSTEMS GROUP, INC.

5. MERGER AND RESTRUCTURING COSTS

     During 1999, the Company recorded $142.5 million in charges to earnings attributable to merger and restructuring costs. Of the $142.5 million charges, $63.7 million, $19.8 million and $59.0 million was recorded in the first quarter, third quarter and fourth quarter of 1999, respectively.

     The $63.7 million first quarter charge was attributable to the transactional and other costs associated with the acquisition and integration of Global TeleSystems (Europe) Ltd. (formerly Esprit Telecom Group plc). Of the $63.7 million, $1.4 million remains as an accrual, at March 31, 2000, for additional transactional costs to be paid.

     The $19.8 million third quarter charge was a result of the Company's decision that the allocation of sufficient resources to support certain cellular ventures in Russia was not consistent with the Company's strategic plans. Accordingly, the Company decided to abandon certain cellular ventures and decided to cease to provide any further financial assistance to these ventures other than the assumption of certain debt obligations. Golden Telecom, a subsidiary of the Company which holds these cellular ventures, is seeking to sell its ownership interests in these assets in furtherance of the plan of abandonment. Of the $19.8 million, $7.5 million remains as an accrual, at March 31, 2000, for cash payments that the Company expects to incur as part of the plan of abandonment.

     The $59.0 million fourth quarter charge reflects a charge of $40.1 million for the integration and rationalization of our switched-voice assets as well as $18.9 million for certain employee-related reorganization costs. These charges were principally a result of the acquisitions and organizational consolidations that the Company effected in 1999. Of the $59.0 million, $24.8 million remains as an accrual, at March 31, 2000, for additional cash payments that the Company expects to incur as part of our plan of restructuring.

6. SEGMENT INFORMATION

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

                         GLOBAL TELESYSTEMS GROUP, INC.

     Information about the Company's segments is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Revenue:
  Europe....................................................  $  227.4   $  146.7
  Golden Telecom............................................      24.3       24.2
                                                              --------   --------
Total Revenue...............................................     251.7      170.9
Income (loss) from operations:
  Europe....................................................     (85.4)    (112.6)
  Golden Telecom............................................      (3.5)      (0.6)
                                                              --------   --------
Total loss from operations..................................     (88.9)    (113.2)
Unallocated other income/(expense):
  Interest expense, net.....................................     (37.4)     (32.5)
  Other expenses, net.......................................     (14.3)     (12.7)
                                                              --------   --------
     Loss before income taxes...............................     (51.7)     (45.2)
Assets:
  Europe....................................................   3,672.1    2,531.3
  Golden Telecom............................................     363.2      232.3
                                                              --------   --------
Total assets................................................   4,035.3    2,763.6

7. SUPPLEMENTAL INFORMATION

     Due to the significance of the Company's activities that are transacted in the Euro (E) foreign currency, the Company believes that it is appropriate to provide supplemental Euro reporting currency financial results. Further, the Company continues to believe that the US Dollar is the appropriate reporting currency for its SEC reported consolidated financial statements and disclosures.

     Accordingly, the following table reflects the Company's financial results, for the periods presented, with the Euro as the reporting currency as compared to the US Dollar:

                                                      THREE MONTHS ENDED
                                ---------------------------------------------------------------
                                MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                  2000          1999           1999          1999       1999
                                ---------   ------------   -------------   --------   ---------
                                                         (IN MILLIONS)
Revenues......................   E255.0       E 243.9         E217.2        E189.5     E 153.8
Operating expenses:
  Access and network
     services.................    156.6         161.5          133.6         107.2        92.3
  Selling, general and
     administrative...........    118.0         136.5           91.4          85.9        70.7
  Depreciation and
     amortization.............     70.4          63.6           56.4          45.8        35.4
  Merger and restructuring
     costs....................       --          56.8           18.9            --        57.3
                                 ------       -------         ------        ------     -------
Total operating expenses......    345.0         418.4          300.3         238.9       255.7
                                 ------       -------         ------        ------     -------
Loss from operations..........   E(90.0)      E(174.5)        E(83.1)       E(49.4)    E(101.9)
                                 ======       =======         ======        ======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999 and of certain factors that management believes are likely to affect our prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

OVERVIEW

     Our goal is to become Europe's premier independent e-business services provider and to maintain and enhance our position as a leading pan-European provider of broadband, Internet, data and voice services to communications carriers, Internet service providers and other high-usage customers. In order to achieve this goal, we will build on the strengths of our pan-European broadband fiber optic network, our pan-European IP backbone and our position as a leading supplier of communications services to businesses. The key elements of our strategy for achieving these goals are as follows:

     - Expand our services portfolio to support the communications and e-business activities of our customers;

     - Leverage our distribution network to further penetrate our existing customer base and reach new customers;

     - Build on our leadership position to penetrate a broad band, data and IP intensive customer base;

     - Continue to invest in the reach and capacity of our fiber optic network;

     - Build infrastructure and extend our network closer to our customers by;

      - Expanding and enhancing the transatlantic capacity of our network and

      - Build or deploy data and web-hosting centers to support Web-based services.

      - Build local city networks (CEN) to connect broad band users in major metropolitan cities.

     - Enhance brand name recognition

     As part of our business strategy, we expect to continue to expand through additional acquisitions and by entering into additional joint ventures and other cooperative business relationships. We believe that attractive acquisition opportunities currently exist in Europe and in the United States and we are continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to our operations and financial condition.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations as a percentage of revenues:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Revenues....................................................  100.0%   100.0%
Access and network services.................................   61.4     60.0
Selling, general and administrative.........................   46.3     46.0
Depreciation and amortization...............................   27.6     23.0
Merger and restructuring costs..............................     --     37.3
                                                              -----    -----
Loss from operations........................................  (35.3)   (66.3)
Interest, net...............................................  (14.9)   (19.0)
Foreign currency gains/(losses).............................   (6.0)    (4.7)
Other non-operating income/(expense)........................    0.4     (2.7)
                                                              -----    -----
Net loss before income taxes................................  (55.8)   (92.7)
Income taxes................................................    1.7      2.2
                                                              -----    -----
Net loss....................................................  (57.5)%  (94.9)%
                                                              =====    =====
Preferred dividends.........................................    3.6       --
                                                              -----    -----
Net loss applicable to common shareholders..................  (61.1)%  (94.9)%
                                                              =====    =====

  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Revenue. Our consolidated revenue increased to $251.7 million for the three months ended March 31, 2000 as compared to $170.9 million for the three months ended March 31, 1999. Significant components of revenue for the three months ended March 31, 2000 were Europe ($227.4 million) and Golden Telecom ($24.3 million). Revenue for the three months ended March 31, 1999 was primarily comprised of Europe ($146.7 million) and Golden Telecom ($24.2 million). The growth in revenue in Europe was primarily attributable to the increase in our customer base, the expansion of our network, increased traffic and acquisitions completed in 1999.

     Access and Network Services. Our access and network services costs for the three months ended March 31, 2000 increased to $154.6 million or 61.4% of revenues as compared to $102.5 million or 60.0% of revenues for the three months ended March 31, 1999. The slight increase in access and network services costs as a percentage of revenues in the first quarter of 2000 is attributable to the growth in our customer revenue which was partially offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. We are continuing to incur substantial capital and operating costs related to the implementation of our business strategy, including the expansion our network with which we expect to better serve our customer needs. We expect that these investments should increase our operating efficiency thereby lowering our unit costs going forward.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $116.5 million or 46.3% of revenues as compared to $78.6 million or 46.0% of revenues for the three months ended March 31, 1999. The slight increase in selling, general and administrative expenses as a percentage of revenue is attributable to the investments to expand on data and e*Business initiatives, which includes advertising and customer acquisition costs. The dollar increase in selling, general and administrative expenses is attributable to the following: additional expenses related to acquired entities; increases in payroll, related costs from the recruitment and hiring of additional staff associated with business growth; an increase in our sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for our increased customer base and the development of the Company's new brand identity.

     Depreciation and Amortization. Depreciation and amortization increased to $69.5 million or 27.6% of revenues for the three months ended March 31, 2000 as compared to $39.3 million or 23.0% of revenues for the three months ended March 31, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure that we have undertaken over the past several years. Additionally, we have experienced an increase in amortization expense associated with goodwill that has resulted from our acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

     Merger and Restructuring Costs. In connection with our business combination of GTS (Europe) Ltd., formerly Esprit Telecom Group plc, in the first quarter of 1999, we recognized a $63.7 million charge to earnings for transaction and integration costs.

     Interest Expense. Interest expense increased to approximately $60.9 million for the three months ended March 31, 2000 as compared to $47.6 million for the three months ended March 31, 1999. This significant increase in interest expense is attributable to the substantial increase in our outstanding debt obligations since the first quarter of 1999.

     Interest Income. Interest income increased to approximately $23.5 million for the three months ended March 31, 2000 as compared to $15.1 million for the three months ended March 31, 1999. This increase was due to the interest earned through our short-term investment of the proceeds received from our financing activities.

     Foreign Currency Loss. We recognized foreign currency losses of $15.2 million in the three months ended March 31, 2000 as compared to losses of $8.1 million in the three months ended March 31, 1999. This increase is primarily due to the impact of foreign currency fluctuations on our unhedged debt obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The telecommunications industry is capital intensive. In order for us to successfully compete, we will require substantial capital to continue to develop our telecommunications networks, implement our e*Business strategy and meet the funding requirements of our operations, including losses from operations, as well as to provide capital for our acquisition and business development initiatives. We currently expect that we will incur additional capital expenditure outlays through December 31, 2000 of between $700 million and $800 million (including capital lease obligations), to implement our current strategic capital expenditure plan, including the transatlantic capacity participation discussed below.

     We are participating in the construction and operation of the FLAG Atlantic-1 transoceanic cable through our 50% interest in the FLAG Atlantic Limited joint venture. We have agreed pursuant to the terms of the joint venture to (1) invest $100 million for our interest in the venture, which is to be paid in October 2000 and (2) purchase capacity on the fiber cable for $200 million, of which $160 million is due as of March 31, 2000 and is subject to quarterly funding of $20 million.

     We are currently evaluating entering into, through a wholly-owned subsidiary, a new credit facility (the "New Credit Facility") with one or more institutional lenders in an aggregate amount of up to E500 million in the second quarter of 2000. The New Credit Facility would be used for the development of our network.

     We believe that our existing cash balances and projected internally generated funds, should be sufficient to fund our currently identified capital expenditures, at least through December 31, 2000, including capital expenditures and payments on the long-term fiber lease arrangements on our network. However, it is possible that we will seek additional financing in the future. Additionally, as our business strategy evolves, we continuously evaluate the optimal capital structure to ensure that it meets our overall corporate strategy.

     The actual amount and timing of our future capital requirements may differ materially from our estimates. In particular, the accuracy of our estimates is subject to changes and fluctuations in our revenues, operating costs and development expenses, which can be affected by our ability to (1) effectively and efficiently manage the expansion of our network and operations and the build-out of our City Enterprise Network infrastructure in our targeted metropolitan markets, (2) implement our strategy to become a leading provider of e-business services in Europe, (3) effectively and efficiently manage the build-out of the FLAG Atlantic-1 transatlantic cable through our participation in the FLAG Atlantic Limited joint venture, (4) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate our network, construct our City Enterprise Network infrastructure and implement data and Web-hosting capability in London, Amsterdam, Frankfurt, Paris, other European cities and the U.S., (5) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (6) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. Our revenues and costs are also dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources otherwise prove to be insufficient, we will need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses.

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $872.4 million and $1.1 billion as of March 31, 2000 and December 31, 1999, respectively. We had restricted cash of $298.4 million and $312.1 million as of March 31, 2000 and December 31, 1999, respectively. The restricted cash relates to cash held in escrow that is primarily related to our future funding requirements for the FLAG Atlantic Limited joint venture and for bank guarantees issued in connection with leases in the ordinary course of business.

     We used cash of $31.5 million and $126.3 million for our operating activities for the three months ended March 31, 2000 and 1999, respectively. We also used cash of $148.1 million and $28.1 million for our investing activities in the three months ended March 31, 2000 and 1999, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

     Substantially all of our operations and therefore our consolidated financial results are subject to fluctuations in currency exchange rates. Our operations transact their business in the following significant foreign currencies: Euro, British Pound Sterling, and the Russian Ruble. For those operating companies that transact their business in currencies that are not readily convertible, we attempt to minimize our exposure by indexing our invoices and collections to the applicable dollar/foreign currency exchange rate to the extent our costs (including interest expense, capital expenditures and equity) are incurred in U.S. Dollars. Although we are attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, we have experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. Dollar. Furthermore, certain of our operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. Dollar. We may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. We continuously evaluate the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate these exposures. We have designed and implemented reporting processes to monitor the potential exposure on an ongoing basis and we will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

IMPACT OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where we have operations, established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro" (E). These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     We have significant operations within the European Union including many of the countries that have adopted the Euro. We continue to evaluate the impact the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have material adverse affect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union as we have always operated as a pan-European business with transparent pricing in ECU for the majority of our customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes since December 31, 1999.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 9, 2000, the Superior Court of the State of Delaware in and for New Castle County entered summary judgment for, and dismissed breach of contract and tortious interference claims filed against, the Company and its subsidiaries, GTS-Hungaro and GTS-Hungary, which are named as defendants in an action captioned USH Ventures and USH Telecom, L.L.C. v. Global TeleSystems Group, Inc. and GTS-Hungaro, Inc., Civil Action No. 97C-08-86. It is possible that plaintiffs in the litigation may seek to appeal the court's summary judgment order.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION               DESCRIPTION
      -----------               -----------
           27             -- Financial Data
                          Schedule

     B. Reports on Form 8-K

DATE OF REPORT                                   SUBJECT OF REPORT
--------------                                   -----------------
    January 31, 2000        FLAG Atlantic Limited bank credit facility.
    February 8, 2000        Announcement of Fourth Quarter 1999 and Fiscal Year 1999
                            financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            GLOBAL TELESYSTEMS GROUP, INC.
                                            (Registrant)

                                            By:  /s/ JEFFREY H. VON DEYLEN
                                              ----------------------------------
                                                    Jeffrey H. Von Deylen
                                                Senior Vice President, Finance
                                                (Principal Accounting Officer)

Date: May 15, 2000

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           27            -- Financial Data Schedule