Form 10-Q
period 2000-06-30
GLOBAL TELESYSTEMS INC
filed 2000-08-14
CIK 946392

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                       (COMMISSION FILE NUMBER: 0-23717)

                            GLOBAL TELESYSTEMS, INC.
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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 2000 there were 201,961,532 outstanding shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements of Global TeleSystems, Inc. (unaudited)
              Condensed Consolidated Balance Sheets as of June 30, 2000       3
              and December 31, 1999.......................................
              Condensed Consolidated Statements of Operations for the
              Three and Six Months
              Ended June 30, 2000 and 1999................................    4
              Condensed Consolidated Statements of Cash Flows for the Six     5
              Months Ended June 30, 2000 and 1999.........................
              Notes to Condensed Consolidated Financial Statements........    6

Item 2        Management's Discussion and Analysis of Financial Condition    10
              and Results of Operations...................................

Item 3        Quantitative and Qualitative Disclosures About Market          15
              Risk........................................................

PART II.      OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders.........   15

Item 6        Exhibits and Reports on Form 8-K............................   15

Signatures................................................................   16

                          PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            GLOBAL TELESYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                (IN MILLIONS, EXCEPT
                                                                     SHARE DATA)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents, including current restricted
     cash...................................................  $   901.4      $1,341.4
  Accounts receivable, net..................................      262.0         239.0
  Other current assets......................................      137.6         106.5
                                                              ---------      --------
          TOTAL CURRENT ASSETS..............................    1,301.0       1,686.9
Property and equipment, net.................................    1,345.2       1,004.5
Goodwill and intangible assets, net.........................    1,220.4       1,172.9
Other non-current assets....................................      106.5         137.5
                                                              ---------      --------
          TOTAL ASSETS......................................  $ 3,973.1      $4,001.8
                                                              =========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   269.5      $  198.6
  Accrued expenses..........................................      253.4         295.3
  Current portion of debt and capital lease obligations.....       43.7         122.2
  Deferred revenue and other current liabilities............       91.8          86.6
                                                              ---------      --------
          TOTAL CURRENT LIABILITIES.........................      658.4         702.7
Long-term debt and capital lease obligations................    2,485.6       2,430.0
Deferred revenue and other non-current liabilities..........      160.4         123.9
                                                              ---------      --------
          TOTAL LIABILITIES.................................    3,304.4       3,256.6
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................      109.4         114.6
Redeemable preferred stock, $0.0001 par value (10,000,000
  shares authorized; 100,000 shares issued and
  outstanding)..............................................      502.3         502.3
SHAREHOLDERS' EQUITY
Common stock, $0.10 par value (540,000,000 shares
  authorized; 198,803,089 and 184,472,884 shares issued and
  outstanding at June 30, 2000 and December 31, 1999,
  respectively).............................................       19.9          18.4
Additional paid-in capital..................................    1,496.5       1,280.8
Notes receivable due from shareholder.......................      (10.7)        (10.4)
Accumulated deficit.........................................   (1,448.7)     (1,160.5)
                                                              ---------      --------
          TOTAL SHAREHOLDERS' EQUITY........................       57.0         128.3
                                                              ---------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $ 3,973.1      $4,001.8
                                                              =========      ========

     The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues...............................................  $ 259.3    $ 200.3    $ 511.0   $ 371.2
Operating expenses:
  Access and network services..........................    160.8      113.3      315.4     215.8
  Selling, general and administrative..................    114.8       90.8      231.3     169.4
  Depreciation and amortization........................     68.3       48.4      137.8      87.7
  Merger and restructuring costs.......................       --         --         --      63.7
                                                         -------    -------    -------   -------
          Total operating expenses.....................    343.9      252.5      684.5     536.6
Loss from operations...................................    (84.6)     (52.2)    (173.5)   (165.4)
Other income (expense):
  Interest expense.....................................    (57.8)     (49.3)    (118.7)    (96.9)
  Interest income......................................     22.3       15.9       45.8      31.0
  Foreign currency losses..............................    (19.3)      (6.0)     (34.5)    (14.1)
  Other income/(expense)...............................      0.2       (6.4)       1.1     (11.0)
                                                         -------    -------    -------   -------
          Total other expenses.........................    (54.6)     (45.8)    (106.3)    (91.0)
                                                         -------    -------    -------   -------
Loss before income taxes...............................   (139.2)     (98.0)    (279.8)   (256.4)
Income taxes...........................................      4.2        4.2        8.4       8.0
                                                         -------    -------    -------   -------
Net Loss...............................................   (143.4)    (102.2)    (288.2)   (264.4)
                                                         -------    -------    -------   -------
Preferred dividends....................................     (9.0)      (7.6)     (18.1)     (7.6)
                                                         -------    -------    -------   -------
Net loss applicable to common shareholders.............  $(152.4)   $(109.8)   $(306.3)  $(272.0)
                                                         =======    =======    =======   =======
Net loss per common share..............................  $ (0.77)   $ (0.66)   $ (1.58)  $ (1.65)
                                                         =======    =======    =======   =======
Weighted average common shares outstanding.............    197.9      167.6      193.4     164.8
                                                         =======    =======    =======   =======

     The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN MILLIONS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $ (101.9)   $ (212.4)
                                                              --------    --------
INVESTING ACTIVITIES
  Purchases of property and equipment.......................    (366.9)      (76.7)
  Restricted cash...........................................      59.5        14.0
  Acquisitions, net of cash acquired........................        --      (346.1)
  Other investing activities................................      (7.0)      (14.9)
                                                              --------    --------
     NET CASH USED IN INVESTING ACTIVITIES..................    (314.4)     (423.7)
                                                              --------    --------
FINANCING ACTIVITIES
  Repayments of debt and capital lease obligations..........     (76.3)      (43.5)
  Net proceeds from issuance of securities..................       4.6       504.6
  Proceeds from debt, net of debt issue costs...............        --       292.3
                                                              --------    --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES....     (71.7)      753.4
                                                              --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      56.3        30.2
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........    (431.7)      147.5
Cash and cash equivalents at beginning of period............   1,082.9       998.5
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  651.2    $1,146.0
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $  171.2    $   96.3
                                                              ========    ========
  Issuance of common shares or notes for interest in
     business ventures......................................  $   99.7    $  244.1
                                                              ========    ========
  Conversion of debt into common shares.....................  $   79.0    $     --
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Global TeleSystems, Inc. ("GTS" or "the Company"), is a provider of e*Business and borderless broadband services across Europe, serving businesses and carriers in European countries with a range of broadband, Internet/IP and voice services. The Company operates a cross-border fiber-optic network and a Tier-1 IP backbone (GTS Ebone). Also, GTS is the majority owner of Golden Telecom, Inc. ("Golden Telecom"), which offers a variety of fixed-line, data and mobile telecommunications services in Russia, Ukraine and other former Soviet nations.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the operating results for the full year.

     On May 16, 2000, the GTS stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name from Global TeleSystems Group, Inc. to "Global TeleSystems, Inc." Additionally, the GTS stockholders approved an increase in the Company's authorized common stock from 270 million to 540 million shares.

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

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
                                              (IN MILLIONS, EXCEPT EARNINGS PER SHARE)
Net loss (A)................................  $(143.4)   $(102.2)   $(288.2)   $(264.4)
Preferred stock dividends...................     (7.6)     (18.1)      (7.6)
                                              -------    -------    -------    -------
     Net loss available for common
       shareholders (B).....................  $(152.4)   $(109.8)   $(306.3)   $(272.0)
                                              =======    =======    =======    =======
Weighted average outstanding of:
  Common stock shares (C)...................    197.9      167.6      193.4      164.8
Dilutive effect of:
  Common shares issuable upon debt
     conversion.............................     17.0       28.7       17.0       28.7
  Preferred stock...........................     14.5       14.5       14.5       14.5
  Warrants..................................      5.9        7.6        6.7        7.5
  Employee stock options....................      1.2       14.8        7.6       14.0
  Restricted shares, unvested...............      0.1        0.2                   0.1
                                              -------    -------    -------    -------
     Common stock and common stock
       equivalents (D)......................    236.6      233.4      239.3      229.7
Interest on convertible stock, net of taxes
  (E).......................................  $   6.5    $   8.9    $  13.0    $  17.8
                                              -------    -------    -------    -------
Earnings per share:
  Basic (B/C)...............................  $ (0.77)   $ (0.66)   $ (1.58)   $ (1.65)
                                              =======    =======    =======    =======
  Diluted ((A+E)/D).........................  $ (0.58)   $ (0.40)   $ (1.15)   $ (1.07)
                                              =======    =======    =======    =======

4. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for GTS for the three and six months ended June 30, 2000 and 1999:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
                                                           (IN MILLIONS)
Net loss....................................  $(143.4)   $(102.2)   $(288.2)   $(264.4)
Other comprehensive income (loss) Preferred
  Dividends.................................     (9.0)      (7.6)     (18.1)      (7.6)
  Foreign currency translation
     adjustments............................     (5.5)       1.6       28.3       (5.4)
                                              -------    -------    -------    -------
Comprehensive loss..........................  $(157.9)   $(108.2)   $(278.0)   $(277.4)
                                              =======    =======    =======    =======

5. MERGER AND RESTRUCTURING COSTS

     During 1999, the Company recorded $142.5 million in charges to earnings attributable to merger and restructuring costs. Of the $142.5 million, $63.7 million, $19.8 million and $59.0 million were recorded in the first quarter, third quarter and fourth quarter of 1999, respectively.

     The $63.7 million first quarter charge was attributable to the transactional and other costs associated with the acquisition and integration of Global TeleSystems (Europe) Ltd. (formerly Esprit Telecom Group plc). Of the $63.7 million, $1.0 million remains as an accrual, at June 30, 2000, for additional transactional costs to be paid.

     The $19.8 million third quarter charge was a result of the Company's decision that the allocation of sufficient resources to support certain cellular ventures in Russia was not consistent with the Company's strategic plans. Accordingly, the Company decided to abandon certain cellular ventures and decided to cease to provide any further financial assistance to these ventures other than the assumption of certain debt obligations. Golden Telecom, a subsidiary of the Company, which holds these cellular ventures, is seeking to sell its ownership interests in these assets in furtherance of the plan of abandonment. Of the $19.8 million, $6.5 million remains as an accrual, at June 30, 2000, for cash payments that the Company expects to incur as part of the plan of abandonment.

     The $59.0 million fourth quarter charge reflects a charge of $40.1 million for the integration and rationalization of the Company's switched-voice assets as well as $18.9 million for certain employee-related reorganization costs. These charges were principally a result of the acquisitions and organizational consolidations that the Company effected in 1999. Of the $59.0 million, $24.1 million remains as an accrual, at June 30, 2000, for additional cash payments that the Company expects to incur as part of its plan of restructuring.

6. SEGMENT INFORMATION

     Based on the Company's organizational structure, the Company operates in two reportable segments: Europe and Golden Telecom. The Company's reportable segments represent business units that primarily offer similar products and services to communications carriers, Internet service providers and other high-usage customers; however, the business units are managed separately due to the geographic dispersion of their operations.

     The Company's product and service offering includes the provision of broadband, internet, data and voice services to its customers.

     Information about the Company's segments is as follows:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------    -------------------
                                                        2000       1999        2000       1999
                                                      --------   --------    --------   --------
                                                                    (IN MILLIONS)
Revenue:
  Europe...........................................   $  232.4   $  177.1    $  459.8   $  323.8
  Golden Telecom...................................       26.9       23.2        51.2       47.4
                                                      --------   --------    --------   --------
          Total Revenue............................      259.3      200.3       511.0      371.2
Income (loss) from operations:
  Europe...........................................      (81.2)     (48.4)     (166.6)    (161.1)
  Golden Telecom...................................       (3.4)      (3.8)       (6.9)      (4.3)
                                                      --------   --------    --------   --------
          Total loss from operations...............      (84.6)     (52.2)     (173.5)    (165.4)
Unallocated other income / (expense):
  Interest, net....................................      (35.5)     (33.4)      (72.9)     (65.9)
  Other expenses, net..............................      (19.1)     (12.4)      (33.4)     (25.1)
                                                      --------   --------    --------   --------
     Loss before income taxes......................   $ (139.2)  $  (98.0)   $ (279.8)  $ (256.4)
Assets:
  Europe...........................................                          $3,615.6   $3,261.9
  Golden Telecom...................................                             357.5      222.4
                                                                             --------   --------
          Total assets.............................                          $3,973.1   $3,484.3
                                                                             ========   ========

7. SUPPLEMENTAL INFORMATION

     Due to the significance of the Company's activities that are transacted in the Euro (?) foreign currency, the Company believes that it is appropriate to provide supplemental Euro reporting currency financial results. Further, the Company continues to believe that the US Dollar is the appropriate reporting currency for its SEC reported consolidated financial statements and disclosures.

     Accordingly, the following table reflects the Company's financial results, for the periods presented, with the Euro as the reporting currency as compared to the US Dollar:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------    -------------------
                                                        2000       1999        2000       1999
                                                      --------   --------    --------   --------
                                                                    (IN MILLIONS)
Revenues...........................................      277.3      189.5       532.3      343.3
Operating expenses:
  Access and network services......................      172.0      107.2       328.6      199.5
  Selling, general and administrative..............      122.8       85.9       240.8      156.6
  Depreciation and amortization....................       73.0       45.8       143.4       81.2
  Merger and restructuring costs...................         --         --          --       57.3
                                                      --------   --------    --------   --------
          Total operating expenses.................      367.8      238.9       712.8      494.6
Loss from operations...............................      (90.5)     (49.4)     (180.5)    (151.3)
                                                      ========   ========    ========   ========

8. SUBSEQUENT EVENTS

  Line of Credit Facility

     On July 17, 2000, the Company announced that one of its subsidiaries had executed an eight (8) year, US $550 million, multi-currency, line of credit facility. The line of credit facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business.

     Under the terms of the agreement, US $275 million will become available upon satisfaction of certain customary conditions, such as the execution of various security agreements, with the remainder of the US $550 million becoming available once certain additional conditions have been satisfied.

  Purchase of Minority Interest in GTS Europe B.V.

     On July 26, 2000, the Company exchanged 3,166,528 of its common shares for 3,283 of Global TeleSystems Europe B.V's., formerly Hermes Europe Railtel B.V. ("GTS Europe B.V.") common shares, pursuant to an exchange agreement that the Company had entered into, on October 15, 1999, with the minority interest holders of GTS Europe B.V., including grantees of GTS Europe B.V.'s stock options. Upon the completion of this exchange, the Company, as of July 26, 2000, owns 100% of the outstanding common shares of GTS Europe B.V.; however, the remaining 318 options of GTS Europe B.V. will become exercisable into GTS Europe B.V. common shares in September 2000. Further, pursuant to the October 15, 1999 exchange agreement, the Company is obligated to exchange its common shares for the GTS Europe B.V. shares that will be issued upon the exercise of the 318 options.

     This exchange of GTS common shares was based on the fair market value of GTS Europe B.V. as of the date of the exchange, and the transaction will result in excess purchase price over the fair value of assets acquired of approximately $37.2 million, which will be recorded in the third quarter of 2000.

  Third Quarter 2000 Restructuring Initiative

     On August 1, 2000, the Board of Directors of the Company formally approved management's plan of restructuring its business operations. This plan of restructuring is focused on separating the Company's non-core business from its core strategic businesses and streamlining operations, including headcount reductions/redeployment, reductions of its corporate headquarters location, the centralization of finance and billing operations and sales office consolidation. These actions are expected to result in the reduction by the end of 2000 of approximately 400 positions from the Company's staffing levels. The Company expects that it will record a one-time charge of between $15 million to $20 million for employee severance and lease termination costs in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 2000 and 1999 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs and (iii) changes in the Company's competitive environment contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

OVERVIEW

     The Company's goal is to become Europe's premier independent e*business services provider and to maintain and enhance its position as a leading pan-European provider of broadband, Internet, data and voice services to communications carriers, Internet service providers and other high-usage customers. In order to achieve this goal, the Company will build on the strengths of its pan-European broadband fiber optic network, its pan-European IP backbone and its position as a leading supplier of communications services to businesses. The key elements of its strategy for achieving these goals are as follows:

     - Expand its services portfolio to support the communications and e-business activities of its customers;

     - Leverage its distribution network to further penetrate its existing customer base and reach new customers;

     - Build on its leadership position to penetrate a broadband, data and IP intensive customer base;

     - Continue to invest in the reach and capacity of its fiber optic network;

     - Build infrastructure and extend its network closer to customers by;

        - Expanding and enhancing the transatlantic capacity of the network and

        - Build or deploy data and web-hosting centers to support Web-based services.

        - Build local city networks (CEN) to connect broadband users in major metropolitan cities.

     - Enhance brand name recognition

     As part of the Company's business strategy, the Company expects to continue to expand through additional significant acquisitions and by entering into additional joint ventures and other cooperative business relationships. The Company believes that such opportunities currently exist in Europe and in the United States and the Company is continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to the Company's operations and financial condition.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations as a percentage of revenues:

                                                       THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                         JUNE 30,          JUNE 30,
                                                      --------------    --------------
                                                      2000     1999     2000     1999
                                                      -----    -----    -----    -----
Revenues............................................  100.0%   100.0%   100.0%   100.0%
Access and network services.........................   62.0     56.6     61.7     58.2
Selling, general and administrative.................   44.3     45.3     45.3     45.6
Depreciation and amortization.......................   26.3     24.2     27.0     23.6
Merger and restructuring costs......................     --       --       --     17.2
                                                      -----    -----    -----    -----
Loss from operations................................  (32.6)   (26.1)   (34.0)   (44.6)
Interest expense....................................  (22.3)   (24.6)   (23.2)   (26.1)
Interest income.....................................    8.6      7.9      9.0      8.4
Foreign currency losses.............................   (7.5)    (3.0)    (6.8)    (3.8)
Other income/(expense)..............................    0.1     (3.1)     0.2     (3.0)
                                                      -----    -----    -----    -----
Loss before income taxes............................  (53.7)   (48.9)   (54.8)   (69.1)
Income taxes........................................    1.6      2.1      1.6      2.2
                                                      -----    -----    -----    -----
Net loss............................................  (55.3)%  (51.0)%  (56.4)%  (71.3)%
                                                      =====    =====    =====    =====
Preferred dividends.................................   (3.5)    (3.8)    (3.5)    (2.0)
                                                      -----    -----    -----    -----
Net loss applicable to common shareholders..........  (58.8)%  (54.8)%  (59.9)%  (73.3)%
                                                      =====    =====    =====    =====

  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     Revenue. Consolidated revenue increased to $259.3 million, or 29.5%, for the three months ended June 30, 2000 as compared to $200.3 million for the three months ended June 30, 1999. Components of revenue for the three months ended June 30, 2000 were Europe ($232.4 million) and Golden Telecom ($26.9 million). Revenue for the three months ended June 30, 1999 was comprised of Europe ($177.1 million) and Golden Telecom ($23.2 million). The growth in revenue in Europe was due to the increase in customer traffic on the Company's network , which resulted from the Company's increased customer base, the expansion of the network and the acquisitions that were completed in 1999.

     Access and Network Services. Access and network services costs for the three months ended June 30, 2000 increased to $160.8 million or 62.0% of revenues as compared to $113.3 million or 56.6% of revenues for the three months ended June 30, 1999. The increase in access and network services costs as a percentage of revenues in the second quarter of 2000 is attributable to increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. The Company is continuing to incur substantial capital and operating costs related to the implementation of its business strategy, including the expansion of its network with which the Company expects to better serve its customer needs. The Company expects that these investments should increase operating efficiency and reduce the amounts paid to third parties for settlement and interconnect costs, thereby lowering access and network services costs going forward.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2000 increased to $114.8 million or 44.3% of revenues as compared to $90.8 million or 45.3% of revenues for the three months ended June 30, 1999. While selling, general and administrative expenses as a percentage of revenue declined slightly; there was a significant increase in these costs. The dollar increase in selling, general and administrative expenses is attributable to the following: additional expenses related to acquired entities; related costs from the recruitment and hiring of additional staff associated with business growth; an increase in the Company's sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for the Company's increased customer base and the development of the Company's new brand identity. The Company expects that these costs will decrease in future periods as a result of the restructuring measures initiated in the third quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization increased to $68.3 million or 26.3% of revenues for the three months ended June 30, 2000 as compared to $48.4 million or 24.2% of revenues for the three months ended June 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

     Interest Expense. Interest expense increased to approximately $57.8 million for the three months ended June 30, 2000 as compared to $49.3 million for the three months ended June 30, 1999. This increase in interest expense is attributable to the interest associates with the issuance in November 1999 of ?500.9 million aggregate principal amount of senior notes, partially offset by an increase in capitalized interest resulting from the construction of the Company's network.

     Interest Income. Interest income increased to approximately $22.3 million for the three months ended June 30, 2000 as compared to $15.9 million for the three months ended June 30, 1999. This increase was due to the interest earned from the Company's short-term investment of the proceeds received from financing activities.

     Foreign Currency Loss. The Company recognized foreign currency losses of $19.3 million in the three months ended June 30, 2000 as compared to losses of $6.0 million in the three months ended June 30, 1999. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged debt obligations.

  SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     Revenue. Consolidated revenue increased to $511.0 million, or 37.7%, for the six months ended June 30, 2000 as compared to $371.2 million for the six months ended June 30, 1999. Components of revenue for the six months ended June 30, 2000 were Europe ($459.8 million) and Golden Telecom ($51.2 million). Revenue for the six months ended June 30, 1999 was comprised of Europe ($323.8 million) and Golden Telecom ($47.4 million). The growth in revenue in Europe was due to the increase in customer traffic on the Company's network, which resulted from the Company's increase customer base, the expansion of the Company's network and the acquisitions that were completed in 1999.

     Access and Network Services. Access and network services costs for the six months ended June 30, 2000 increased to $315.4 million or 61.7% of revenues as compared to $215.8 million or 58.2% of revenues for the six months ended June 30, 1999. The increase in access and network services costs as a percentage of revenues in the second quarter of 2000 is attributable to increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. The Company's continuing to incur substantial capital and operating costs related to the implementation of its business strategy, including the expansion of its network with which the Company expects to better serve its customer needs. The Company expects that these investments should increase operating efficiency and reduce the amounts paid to third parties for settlement and interconnect costs, thereby lowering access and network services costs going forward.

     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $231.3 million or 45.3% of revenues as compared to $169.4 million or 45.6% of revenues for the six months ended June 30, 1999. While selling, general and administrative expenses as a percentage of revenue remained essentially flat, there was a significant increase in these costs. The significant dollar increase in selling, general and administrative expenses is attributable to the following: additional expenses related to acquired entities; related costs from the recruitment and hiring of additional staff associated with business growth; an increase in the Company's sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for the Company's increased customer base and the development of the Company's new brand identity. The Company expects that these costs will decrease in future periods as a result of the restructuring measures initiated in the third quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization increased to $137.8 million or 27.0% of revenues for the six months ended June 30, 2000 as compared to $87.7 million or 23.6% of revenues for the six months ended June 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

     Merger and Restructuring Costs. In connection with the business combination of GTS (Europe) Ltd. in the first quarter of 1999, the Company recognized a $63.7 million charge to earnings for transaction and integration costs.

     Interest Expense. Interest expense increased to approximately $118.7 million for the six months ended June 30, 2000 as compared to $96.9 million for the six months ended June 30, 1999. This increase in interest expense is attributable to the interest associates with the issuance in November 1999 of ?500.9 million aggregate principal amount of senior notes, partially offset by an increase in capitalized interest resulting from the construction of the Company's network.

     Interest Income. Interest income increased to approximately $45.8 million for the six months ended June 30, 2000 as compared to $31.0 million for the six months ended June 30, 1999. This increase was due to the interest earned from the Company's short-term investment of the proceeds received from the Company's financing activities.

     Foreign Currency Loss. The Company's recognized foreign currency losses of $34.5 million in the six months ended June 30, 2000 as compared to losses of $14.1 million in the six months ended June 30, 1999. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged debt obligations.

  THIRD QUARTER RESTRUCTURING INITIATIVE

     On August 1, 2000, the Board of Directors of the Company formally approved management's plan of restructuring its business operations. This plan of restructuring is focused on separating the Company's non-core business from its core strategic businesses and streamlining operations, including headcount reductions/redeployment, the centralization of finance and billing operations and sales office consolidation. The

Company expects that it will record a one-time charge of between $15 million to $20 million for employee severance and lease termination costs in the third quarter of 2000.

     Further, the Company anticipates that this restructuring plan should yield pro forma cost savings in the range of $25 million to $30 million.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its e*Business strategy and meet the funding requirements of the Company's operations, including losses from operations, as well as to provide capital for the Company's acquisition and business development initiatives. The Company currently expects that it will incur additional capital expenditures, including capital leases, of between $500 million and $700 million through June 30, 2001, to implement its current strategic capital expenditure plan, including the transatlantic capacity participation discussed below.

     The Company is participating in the construction and operation of the FLAG Atlantic-1 transoceanic cable through its 50% interest in the FLAG Atlantic Limited joint venture. The Company has agreed pursuant to the terms of the joint venture to (1) invest $100 million for its interest in the venture, which is to be paid in October 2000 and (2) purchase capacity on the fiber cable for $200 million.

     On July 17, 2000, the Company announced that one of its subsidiaries had executed an eight (8) year, US $550 million, multi-currency, line of credit facility ("the New Credit Facility"). The New Credit Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business.

     The Company believes that its existing cash balances and projected internally generated funds, should be sufficient to fund its currently identified capital expenditures, at least through December 31, 2000, including capital expenditures and payments on the long-term fiber lease arrangements associated with the network. However, it is possible that the Company will seek additional financing in the future. Additionally, as the Company's business strategy evolves, the Company will continuously evaluate its optimal capital structure to ensure that it meets the Company's overall corporate strategy.

     The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) effectively and efficiently manage the expansion of its network and operations and the build-out of its City Enterprise Network infrastructure in the targeted metropolitan markets, (2) implement its strategy to become a leading provider of e*business services in Europe, (3) effectively and efficiently manage the build-out of the FLAG Atlantic-1 transatlantic cable through its participation in the FLAG Atlantic Limited joint venture, (4) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate its network, construct its City Enterprise Network infrastructure and implement data and Web-hosting capability in London, Amsterdam, Frankfurt, Paris, other European cities and the U.S., (5) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (6) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate or consummate acquisitions, the Company's funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses. The Company continues to evaluate its capital program in light of business needs, expansion plans and market conditions for acquiring certain assets. The Company has flexibility in the timing of its capital program as it relates to between $100 million and $150 million for the remainder of the year. This relates to certain activities that have no impact on revenue for approximately the next twenty-four months.

LIQUIDITY ANALYSIS

     The Company had cash and cash equivalents of $651.2 million and $1.1 billion as of June 30, 2000 and December 31, 1999, respectively. The Company had restricted cash of $250.2 million and $312.1 million as of June 30, 2000 and December 31, 1999, respectively. The restricted cash relates to cash held in escrow that is primarily related to the Company's future funding requirements for the FLAG Atlantic Limited joint venture and for bank guarantees issued in connection with leases in the ordinary course of business.

     The Company used cash of $101.9 million and $212.4 million for its operating activities for the six months ended June 30, 2000 and 1999, respectively. The Company also used cash of $314.4 million and $423.7 million for its investing activities in the six months ended June 30, 2000 and 1999, respectively. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, the Company may not be able to meet its debt service obligations or working capital requirements.

     Substantially all of the Company's operations and therefore consolidated financial results are subject to fluctuations in currency exchange rates. The Company's operations transact their business in the following significant currencies: Euro, British Pound Sterling , and the Russian Ruble. For those operating companies that transact business in currencies that are not readily convertible, the Company attempts to minimize its exposure by indexing its invoices and collections to the applicable dollar/foreign currency exchange rate to the extent its costs (including interest expense, capital expenditures and equity) are incurred in U.S. Dollars. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company has experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. Dollar. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. Dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company continuously evaluates the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate these exposures. The Company has designed and implemented reporting processes to monitor the potential exposure on an ongoing basis and the Company will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

IMPACT OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where the Company has operations, established fixed conversion rates between their existing sovereign currencies and a new currency called the 'Euro' (?). These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     The Company has significant operations within the European Union including many of the countries that have adopted the Euro. The Company continues to evaluate the impact the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on the Company's competitive position as a result of price transparency within the European Union as the Company has always operated as a pan-European business with transparent pricing in ECU for the majority of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes since December 31, 1999.

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 16, 2000, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of March 31, 2000. Each of the Company's four nominees for election to its Board of Directors was elected to a term ending at the Company's annual meeting of shareholders to be held in 2003. Four additional proposals were submitted to shareholder for approval and were approved. The votes cast on each such proposal were as follows:

     (1) Approval of the increase in the Company's authorized common stock from 270 million to 540 million shares -- FOR 142,185,035 shares; AGAINST 2,251,047; ABSTAIN 118,805 shares

     (2) Approval of the change in the Company's name -- FOR 144,361,271 shares; AGAINST 89,380; ABSTAIN 104,236 shares

     (3) Approval of the Company's Employee Stock Purchase Plans -- FOR 144,732,540 shares; AGAINST 2,671,329; ABSTAIN 151,018 shares

     (4) Ratification of selection of Ernst & Young, LLP as the Company's independent auditors for 2000 -- FOR 144,400,824 shares; AGAINST 58,779 shares; ABSTAIN 95,284 shares

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

                              DESIGNATION          DESCRIPTION
                              -----------    -----------------------
                                  27         Financial Data Schedule

     B. Reports on Form 8-K

                             DATE OF REPORT       SUBJECT OF REPORT
                             --------------    -----------------------
                                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBAL TELESYSTEMS GROUP, INC.
                                          (Registrant)

                                          By:
                                          --------------------------------------
                                                /s/ JEFFREY H. VON DEYLEN
                                              Name: Jeffrey H. Von Deylen
                                              Title: Senior Vice President,
                                                     Finance (Principal
                                                     Accounting Officer)

Date: August 11, 2000

                                 EXHIBIT INDEX

      DESIGNATION              DESCRIPTION
      -----------              -----------
           27                  Financial Data Schedule