Form 10-Q
period 2000-09-30
GLOBAL TELESYSTEMS INC
filed 2000-11-14
CIK 946392

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At October 31, 2000 there were 203,371,856 outstanding shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1   Financial Statements of Global TeleSystems, Inc. (unaudited)
         Condensed Consolidated Balance Sheets as of September 30,
         2000 and   December 31, 1999................................    3
         Condensed Consolidated Statements of Operations for the
         Three and   Nine Months Ended September 30, 2000 and 1999...    4
         Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999.............    5
         Notes to Condensed Consolidated Financial Statements........    6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13

Item 3   Quantitative and Qualitative Disclosures About Market
         Risk........................................................   21

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K............................   21

Signatures...........................................................   22

                          PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            GLOBAL TELESYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2000               1999
                                                              ---------------    --------------
                                                              (IN MILLIONS, EXCEPT SHARE DATA)
                                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including current restricted
     cash...................................................     $   806.7          $ 1,341.4
  Accounts receivable, net..................................         253.0              239.0
  Other current assets......................................         131.0              106.5
                                                                 ---------          ---------
          TOTAL CURRENT ASSETS..............................       1,190.7            1,686.9
Property and equipment, net.................................       1,429.0            1,004.5
Goodwill and intangible assets, net.........................       1,178.6            1,172.9
Other non-current assets....................................         127.2              137.5
                                                                 ---------          ---------
          TOTAL ASSETS......................................     $ 3,925.5          $ 4,001.8
                                                                 =========          =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................     $   311.5          $   198.6
  Accrued expenses..........................................         258.8              295.3
  Current portion of debt and capital lease obligations.....          48.2              122.2
  Deferred revenue and other current liabilities............          76.6               86.6
                                                                 ---------          ---------
          TOTAL CURRENT LIABILITIES.........................         695.1              702.7
Long-term debt and capital lease obligations................       2,568.0            2,430.0
Deferred revenue and other non-current liabilities..........         175.5              123.9
                                                                 ---------          ---------
          TOTAL LIABILITIES.................................       3,438.6            3,256.6
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................         108.0              114.6
Redeemable preferred stock, $0.0001 par value (10,000,000
  shares authorized; 100,000 shares issued and
  outstanding)..............................................         502.3              502.3

SHAREHOLDERS' EQUITY
Common stock, $0.10 par value (540,000,000 shares
  authorized; 203,679,823 and 184,472,884 shares issued and
  outstanding at September 30, 2000 and December 31, 1999,
  respectively).............................................          20.4               18.4
Additional paid-in capital..................................       1,488.2            1,280.8
Notes receivable due from shareholder.......................            --              (10.4)
Accumulated deficit.........................................      (1,632.0)          (1,160.5)
                                                                 ---------          ---------
          TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY..............        (123.4)             128.3
                                                                 ---------          ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $ 3,925.5          $ 4,001.8
                                                                 =========          =========

   The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                        -------------------   ------------------
                                                          2000       1999       2000      1999
                                                        --------   --------   --------   -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues..............................................  $ 259.8    $ 227.9    $  770.8   $ 599.1
Operating expenses:
  Access and network services.........................    164.2      140.2       479.6     356.1
  Selling, general and administrative.................    105.1       95.9       336.4     265.2
  Depreciation and amortization.......................     70.6       59.2       208.4     146.8
  Merger and restructuring costs......................     26.1       19.8        26.1      83.5
                                                        -------    -------    --------   -------
          Total operating expenses....................    366.0      315.1     1,050.5     851.6
Loss from operations..................................   (106.2)     (87.2)     (279.7)   (252.5)
Other income (expense):
  Interest expense....................................    (58.4)     (51.2)     (177.1)   (148.2)
  Interest income.....................................     18.3       19.6        64.1      50.6
  Foreign currency gains (losses).....................    (31.8)      12.6       (66.3)     (1.6)
  Other income (expense)..............................     (0.1)      (4.0)        1.0     (15.1)
                                                        -------    -------    --------   -------
          Total other expenses........................    (72.0)     (23.0)     (178.3)   (114.3)
                                                        -------    -------    --------   -------
Loss before income taxes..............................   (178.2)    (110.2)     (458.0)   (366.8)
Income taxes..........................................      5.1        2.6        13.5      10.6
                                                        -------    -------    --------   -------
Net Loss..............................................   (183.3)    (112.8)     (471.5)   (377.4)
                                                        -------    -------    --------   -------
Preferred dividends...................................     (9.1)      (9.1)      (27.2)    (16.6)
                                                        -------    -------    --------   -------
Net loss applicable to common shareholders............  $(192.4)   $(121.9)   $ (498.7)  $(394.0)
                                                        =======    =======    ========   =======
Net loss per common share.............................  $ (0.95)   $ (0.70)   $  (2.54)  $ (2.35)
                                                        =======    =======    ========   =======
Weighted average common shares outstanding............    201.9      173.6       196.2     167.8
                                                        =======    =======    ========   =======

   The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $(165.3)   $(203.3)
                                                              -------    -------
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (567.1)    (221.5)
  Restricted cash and other investing activities............     66.9       30.9
  Investments in and advances to ventures, net of
     repayments.............................................     (7.6)     (31.7)
  Acquisitions, net of cash acquired........................       --     (332.2)
                                                              -------    -------
     NET CASH USED IN INVESTING ACTIVITIES..................   (507.8)    (554.5)
                                                              -------    -------
FINANCING ACTIVITIES
  Proceeds from debt, net of debt issue costs...............    172.0      292.3
  Repayments of debt and capital lease obligations..........    (84.8)     (68.1)
  Net proceeds from issuance of securities..................      7.1      507.3
                                                              -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............     94.3      731.5
                                                              -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     63.1        7.7
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (515.7)     (18.6)
Cash and cash equivalents at beginning of period............  1,082.9      998.5
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 567.2    $ 979.9
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $ 170.5    $ 108.0
                                                              =======    =======
  Issuance of common shares or notes for interest in
     business ventures......................................  $ 136.8    $ 229.1
                                                              =======    =======
  Conversion of debt into common shares.....................  $  79.0    $    --
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

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the operating results for the full year.

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

                            GLOBAL TELESYSTEMS, INC.

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

                               EARNINGS PER SHARE

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                 ---------------------   -------------------
                                                   2000        1999        2000       1999
                                                 ---------   ---------   --------   --------
                                                  (IN MILLIONS, EXCEPT EARNINGS PER SHARE)
Net loss(A)....................................   $(183.3)    $(112.8)   $(471.5)   $(377.4)
Preferred stock dividends......................      (9.1)       (9.1)     (27.2)     (16.6)
                                                  -------     -------    -------    -------
     Net loss applicable to common
       shareholders(B).........................   $(192.4)    $(121.9)   $(498.7)   $(394.0)
                                                  =======     =======    =======    =======
Weighted average outstanding of:
  Common stock shares(C).......................     201.8       173.6      196.1      167.8
  Contingently issuable shares -- Restricted
     stock (vested)............................       0.1          --        0.1         --
                                                  -------     -------    -------    -------
                                                    201.9       173.6      196.2      167.8
Dilutive effect of:
  Common shares issuable upon debt
     conversion................................      17.0        27.5       17.0       27.5
  Preferred stock..............................      14.5        14.5       14.5       14.5
  Warrants.....................................       4.0         8.8        6.2        8.8
  Employee stock options.......................       0.4        21.8        1.0       21.8
  Restricted shares, unvested..................       0.1         0.2        0.1        0.2
                                                  -------     -------    -------    -------
     Common stock and common stock
       equivalents(D)..........................     237.9       246.4      235.0      240.6
Interest on convertible stock, net of taxes
  (E)..........................................   $   7.0     $   8.9    $  20.1    $  26.8
                                                  -------     -------    -------    -------
Earnings per share:
  Basic(B/C)...................................   $ (0.95)    $ (0.70)   $ (2.54)   $ (2.35)
                                                  =======     =======    =======    =======
  Diluted ((A+E)/D)............................   $ (0.74)    $ (0.42)   $ (1.92)   $ (1.46)
                                                  =======     =======    =======    =======

4. COMPREHENSIVE LOSS

     The following table reflects the calculation of comprehensive loss for GTS for the three and nine months ended September 30, 2000 and 1999:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2000       1999      2000      1999
                                                 --------   --------   -------   -------
                                                              (IN MILLIONS)
Net loss.......................................  $(183.3)   $(112.8)   $(471.5)  $(377.4)
Other comprehensive loss
  Preferred dividends..........................     (9.1)      (9.1)     (27.2)    (16.6)
  Foreign currency translation adjustments.....    (48.1)     (10.3)     (19.8)    (15.7)
                                                 -------    -------    -------   -------
Comprehensive loss.............................  $(240.5)   $(132.2)   $(518.5)  $(409.7)
                                                 =======    =======    =======   =======

                            GLOBAL TELESYSTEMS, INC.

5. DEBT FINANCING TRANSACTIONS

     On July 14, 2000, a subsidiary of the Company executed an eight year, $550 million, multi-currency bank facility ("the Bank Facility"). The Bank Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business. Of the $550 million committed under the Bank Facility, $275 million is currently available, of which, as of September 30, 2000, the subsidiary has borrowed E200 million, or $175.9 million. The remaining $275 million of commitment will be available when certain licenses and rights of way relating to the Company's network have been transferred to the subsidiary (collectively, the "Conditions Subsequent"). The Company currently expects that the Conditions Subsequent will be completed during the time period required by the lenders under the Bank Facility (nine months from entry into the Bank Facility in the case of licenses and rights of way in France and the United Kingdom and six months from entry into the Bank Facility in the case of licenses and rights of way in other countries), but borrowed funds will have to be repaid and any outstanding bank guarantees discharged, and commitments to lend under the Bank Facility will be reduced to zero, upon the expiration of a 90-day period following each of the above-described six-and nine-month periods (as applicable) if the Conditions Subsequent are not satisfied.

6. EQUITY TRANSACTIONS

     On July 26, 2000, the Company exchanged 3,166,528 of its common shares for 3,283 of Global TeleSystems Europe B.V's., formerly Hermes Europe Railtel B.V. ("GTS Europe B.V.") common shares, pursuant to an exchange agreement that the Company had entered into, on October 15, 1999, with the minority interest holders of GTS Europe B.V., who were grantees of GTS Europe B.V.'s stock options. The July 26, 2000 exchange of GTS common shares was based on the fair market value of GTS Europe B.V. as of the date of the exchange, and the transaction resulted in excess purchase price over the fair value of assets acquired of approximately $37.2 million, which was recorded in July 2000.

     In September 2000, the remaining 318 options of GTS Europe BV were exercised. As a result of this transaction, as of September 2000, the Company owns 99.8% of the outstanding shares of GTS Europe BV. The Company is obligated to exchange its Common Stock for the resulting 318 shares of GTS Europe BV stock in 2001.

7. MERGER AND RESTRUCTURING COSTS

     In August 2000, the Board of Directors of the Company approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. As a result of these initiatives, the Company has recorded a charge of approximately $26.1 million in its third quarter 2000 financial results. The components of the charge include approximately $14.7 million for severance related costs associated with termination of personnel, cancellation of facility leases and anticipated office closure costs in Western Europe and approximately $11.4 million for severance costs under the terms of separation with the Company's former Chairman and Chief Executive Officer and severance and termination costs in connection with consolidation of its headquarters functions, including its Northern Virginia web-hosting center. In addition, the Company has reclassified within its balance sheet the $10.0 million loan amount that was due from its former Chairman and Chief Executive Officer from the equity section to a non-current asset, as the Company expects the amount to be collected under the terms of his separation agreement.

     Of the $26.1 million charge, $18.7 million remains as an accrual, at September 30, 2000, for additional cash payments that the Company expects to incur as a part of its plan of restructuring.

                            GLOBAL TELESYSTEMS, INC.

     During 1999, the Company recorded $142.5 million in charges to earnings attributable to merger and restructuring costs. Of the $142.5 million, $63.7 million, $19.8 million and $59.0 million were recorded in the first quarter, third quarter and fourth quarter of 1999, respectively.

     The $63.7 million first quarter 1999 charge was attributable to the transactional and other costs associated with the acquisition and integration of Global TeleSystems (Europe) Ltd. (formerly Esprit Telecom Group plc). Of the $63.7 million, $0.5 million remains as an accrual, at September 30, 2000, for additional transactional costs to be paid.

     The $19.8 million third quarter 1999 charge was a result of the Company's decision that the allocation of sufficient resources to support certain cellular ventures in Russia was not consistent with the Company's strategic plans. Accordingly, the Company decided to abandon certain cellular ventures and decided to cease to provide any further financial assistance to these ventures other than the assumption of certain debt obligations. Golden Telecom, a subsidiary of the Company, which holds these cellular ventures, is seeking to sell its ownership interests in these assets in furtherance of the plan of abandonment. In September 2000, Golden Telecom entered into an agreement to acquire 18 percent of MCT Corp. in exchange for Golden Telecom's ownership interest in its Russian mobile operations, including the abandoned celluar ventures. Initially, Golden Telecom will acquire 24 percent of the outstanding common stock of MCT which Golden Telecom expects to be subsequently diluted to 18 percent as a result of an equity offering being contemplated by MCT. Golden Telecom expects to close this transaction in the fourth quarter of 2000 subject to regulatory approvals and completion of due diligence. Of the $19.8 million charge, $4.5 million remains as an accrual, at September 30, 2000, for cash payments that the Company expects to incur as part of the plan of abandonment.

     The $59.0 million fourth quarter 1999 charge reflects a charge of $40.1 million for the integration and rationalization of the Company's switched-voice assets as well as $18.9 million for certain employee-related reorganization costs. These charges were incurred principally as a result of the acquisitions and organizational consolidations that the Company effected in 1999. Of the $59.0 million, $23.5 million remains as an accrual, at September 30, 2000, for additional cash payments that the Company expects to incur as part of its plan of restructuring.

8. SEGMENT INFORMATION

     Based on the Company's organizational structure, the Company operated in two reportable segments: Europe and Golden Telecom. The Company's reportable segments represent business units that primarily offer similar products and services to communications carriers, Internet service providers and other high-usage customers; however, the business units are managed separately due to the geographic dispersion of their operations.

     The Company's product and service offering includes the provision of broadband, internet, data and voice services to its customers.

                            GLOBAL TELESYSTEMS, INC.

     Information about the Company's segments is as follows:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
                                                              (IN MILLIONS)
Revenue:
  Europe......................................  $ 230.6    $ 202.8    $  690.7   $  526.6
  Golden Telecom..............................     29.2       25.1        80.1       72.5
                                                -------    -------    --------   --------
Total Revenue.................................    259.8      227.9       770.8      599.1
Income (loss) from operations:
  Europe......................................   (102.1)     (62.9)     (268.8)    (223.9)
  Golden Telecom..............................     (4.1)     (24.3)      (10.9)     (28.6)
                                                -------    -------    --------   --------
Total loss from operations....................   (106.2)     (87.2)     (279.7)    (252.5)
Unallocated other income/(expense):
  Interest, net...............................    (40.1)     (31.6)     (113.0)     (97.6)
  Other income (expenses), net................    (31.9)       8.6       (65.3)     (16.7)
                                                -------    -------    --------   --------
     Loss before income taxes.................  $(178.2)   $(110.2)   $ (458.0)  $ (366.8)
                                                =======    =======    ========   ========
Assets:
  Europe......................................                        $3,559.4   $3,304.9
  Golden Telecom..............................                           366.1      225.9
                                                                      --------   --------
Total assets..................................                        $3,925.5   $3,530.8
                                                                      ========   ========

9. SUPPLEMENTAL INFORMATION

     Due to the significance of the Company's activities that are transacted in the Euro (E) foreign currency, the Company believes that it is appropriate to provide supplemental Euro reporting currency financial results. Further, the Company is currently evaluating whether the Euro (E) foreign currency is a more appropriate reporting currency for its SEC reported consolidated financial statements and disclosures and anticipates that will have completed its analysis by the end of December 31, 2000.

     Accordingly, the following table reflects the Company's financial results, for the periods presented, with the Euro as the reporting currency as compared to the US Dollar:

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------   -----------------
                                                  2000      1999      2000      1999
                                                --------   -------   -------   -------
                                                            (IN MILLIONS)
Revenues......................................  E 286.9    E217.2    E 819.2   E 560.5
Operating expenses:
  Access and network services.................    180.9     133.6      509.5     333.1
  Selling, general and administrative.........    115.6      91.4      356.4     248.0
  Depreciation and amortization...............     77.6      56.4      221.0     137.6
  Merger and restructuring costs..............     29.9      18.9       29.9      76.2
                                                -------    ------    -------   -------
          Total operating expenses............    404.0     300.3    1,116.8     794.9
Loss from operations..........................  E(117.1)   E(83.1)   E(297.6)  E(234.4)
                                                =======    ======    =======   =======

                            GLOBAL TELESYSTEMS, INC.

10. SUBSEQUENT EVENTS

  Agreement to Sell Interest in FLAG Atlantic Joint Venture

     On October 31, 2000, the Company announced that it has reached an agreement whereby it planned to sell its 50% equity interest in FLAG Atlantic Limited to FLAG Telecom while retaining ownership over certain infrastructure, including the dedicated fiber pair on the FLAG Atlantic-1 transatlantic link, previously purchased from the joint venture. FLAG Atlantic Limited is a 50/50 joint venture established by the Company and FLAG Telecom to build FLAG Atlantic-1, a major subsea fiber network connecting the US and Europe. Further, in October 2000, prior to the closing of the Company's sale of its equity interest in Flag Atlantic Limited, the Company made its required $100 million equity contribution into the joint venture.

     The total value of the transaction is $175 million. Under the terms of the agreement, the Company will receive $135 million in cash from FLAG Telecom and will receive infrastructure and subsea capacity valued at $40 million in avoided future costs. Subject to the satisfaction of certain customary conditions precedent, the Company anticipates that it will receive $130 million of the $135 million in cash from Flag Telecom during the fourth quarter 2000, with the remaining $5 million received upon the resolution of certain regulatory matters.

  Organizational Structure Change

     On November 10, 2000, the Board of Directors' approved a plan by which the Company will focus on providing broadband services to traditional carriers, Internet service providers ("ISPs"), application service providers ("ASPs"), other Web-centric entities and data intensive pan-European corporations. The objective of the restructuring is to position the Company as a data services-only provider that the Company expects will generate positive earnings before interest, taxes, depreciation and amortization ("EBITDA").

     As part of this plan, the Company will immediately restructure into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom, Inc. The Company intends to sell the portion of its Business Services and Central Europe units focused on serving small-to-medium-sized enterprises ("SMEs"), and has retained an investment bank, to assist in the sale of these assets.

     These actions are intended to simplify the organization and operations of the Company. As a result of these initiatives, the Company expects that it will incur a charge for severance, shut-down activities, legal and professional fees as well as the write-off of certain intangible assets, including goodwill related to the Business Services businesses. This charge is expected to be in the range of $800 million to $850 million, of which $750 million to $775 million is anticipated to be non-cash, prior to any proceeds that may result from the intended sales transactions. Of this amount, approximately $700 million to $750 million is anticipated to be non-cash related charges for goodwill and other asset write-downs.

  Preferred Stock Dividend

     On November 13, 2000, the Company announced that the Board of Directors had determined that it is in the best interests of the Company and all its shareholders to discontinue at this time the payment of dividends on its 7.25% Cumulative Convertible Preferred Stock (the "Preferred Stock"). The Company's payment of dividends on the Preferred Stock represents a non-cash item to the Company since the Company has previously paid common stock dividends on the Preferred Stock. A market agent has sold the dividended shares of common stock on behalf of a depositary to provide the applicable cash payment to the Preferred Stock holders. The Preferred Stock is represented by Depositary Shares, each representing 1/100 of a share of the Preferred Stock.

                            GLOBAL TELESYSTEMS, INC.

  Consent Solicitation

     On November 13, 2000, the Company commenced soliciting consents from holders of its 9 7/8% Senior Notes due 2005 (the Notes") to amendments of certain provisions of the indenture governing the Notes. The purpose of the consent solicitation is to permit the Company to modify the "Event of Default" provisions of the indenture governing the Notes in order to provide the Company with greater flexibility to, among other things, restructure the operations of its Global TeleSystems (Europe) Limited subsidiary (formerly, Esprit Telecom Group plc) ("Esprit Telecom"), and address the indebtedness represented by Esprit Telecom's publicly traded debt securities and long-term debt owed to the Company by Esprit Telecom. Such additional flexibility is sought to reduce the possibility that actions taken to restructure such operations or address such indebtedness may negatively impact the creditworthiness of the Company, other than Esprit Telecom and its subsidiaries. The amendments sought in the consent solicitation would remove as events of default under the indenture defaults under any indebtedness of, judgments against, and bankruptcy, insolvency and related filings and other events of, Esprit Telecom or any of its direct or indirect subsidiaries. The consent solicitation will expire at 5:00 p.m., New York City time, on November 21, 2000, unless extended by GTS prior to that date. GTS will make a payment equal to 1% of the principal amount of the Notes ($10 in cash for each $1,000 principal amount of Notes) to each holder of Notes whose consent is received and accepted prior to the expiration date. The record date of the consent solicitation is November 17, 2000. GTS will pay this consent payment promptly after the execution of a supplemental indenture (the "Supplemental Indenture") effecting the amendments described above.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 2000 and 1999 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs,
(iii) changes in the Company's competitive environment and (iv) the Company's external funding contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

OVERVIEW

     On November 10, 2000, the Board of Directors' approved a plan by which the Company will focus on providing broadband services to traditional carriers, ISPs, ASPs, other Web-centric entities and data intensive pan-European corporations. The objective of the restructuring is to position the Company as a data services-only provider that the Company expects will generate positive EBITDA.

     As part of this plan, the Company will immediately restructure into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; Central Europe; and Golden Telecom, Inc. The Company intends to sell its SME-focused Business Services and Central Europe units, and has retained an investment bank to assist in the sale of these assets.

     The GTS Broadband Services unit will focus on being the premier provider of broadband network solutions and services in Europe. The unit will expand its services to address the pan-European corporate market, and will continue to provide carriers, ISPs, ASPs and Web-centric customers with managed bandwidth and data products. Expanded services include IP virtual private networks, dedicated hosting, high-capacity direct Internet access as well as a host of new high-end data applications, such as streaming media services. Included in this unit will be the following:

          1. GTS's pan-European fiber optic network;

          2. GTS Ebone, the Company's Tier-1 IP Backbone;

          3. The transatlantic fiber network on FA-1;

          4. GTS's multi-duct, fiber-rich City Enterprise Networks; and

          5. Four existing Western European hosting centers

RESULTS OF OPERATIONS

  Organizational Structure Change

     The financial results for the three and nine month period that is reflected below is not indicative of the financial results of the Company upon the sale of its interest in its SME-focused Business Services and Central Europe units. In addition, as a result of these initiatives, the Company expects that it will incur a charge for severance, shut-down activities, legal and professional fees as well as the write-off of certain intangible assets, including goodwill related to the Business Services businesses. This charge is expected to be in the range of $800 million to $850 million, of which $750 million to $775 million is anticipated to be non-cash, prior to any proceeds that may result from the intended sales transactions.

     The following table sets forth the statement of operations as a percentage of revenues:

                                                    THREE MONTHS         NINE MONTHS
                                                        ENDED               ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                   ---------------     ---------------
                                                   2000      1999      2000      1999
                                                   -----     -----     -----     -----
Revenues.........................................  100.0%    100.0%    100.0%    100.0%
Access and network services......................   63.2      61.5      62.2      59.4
Selling, general and administrative..............   40.5      42.1      43.6      44.3
Depreciation and amortization....................   27.2      25.9      27.0      24.5
Merger and restructuring costs...................   10.0       8.7       3.4      13.9
                                                   -----     -----     -----     -----
Loss from operations.............................  (40.9)    (38.2)    (36.2)    (42.1)
Interest expense.................................  (22.5)    (22.5)    (23.0)    (24.7)
Interest income..................................    7.0       8.6       8.3       8.4
Foreign currency losses..........................  (12.2)      5.5      (8.6)     (0.3)
Other income/(expense)...........................     --      (1.7)      0.1      (2.5)
                                                   -----     -----     -----     -----
Loss before income taxes.........................  (68.6)    (48.3)    (59.4)    (61.2)
Income taxes.....................................    2.0       1.2       1.8       1.8
                                                   -----     -----     -----     -----
Net loss.........................................  (70.6)%   (49.5)%   (61.2)    (63.0)%
                                                   =====     =====     =====     =====
Preferred dividends..............................   (3.5)     (4.0)     (3.5)     (2.8)
                                                   -----     -----     -----     -----
Net loss applicable to common shareholders.......  (74.1)%   (53.5)%   (64.7)%   (65.8)%
                                                   =====     =====     =====     =====

  THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Consolidated revenue increased to $259.8 million, or 14.0%, for the three months ended September 30, 2000 as compared to $227.9 million for the three months ended September 30, 1999. Components of revenue for the three months ended September 30, 2000 were Europe ($230.6 million) and Golden Telecom ($29.2 million). Revenue for the three months ended September 30, 1999 was comprised of Europe ($202.8 million) and Golden Telecom ($25.1 million). The growth in revenue in Europe was due to the increase in customer traffic on the Company's network, which resulted from the Company's increased customer base and the expansion of the network. The Company expects that its revenues will decline as a result of the restructuring measures initiated in 2000.

     Access and Network Services. Access and network services costs for the three months ended September 30, 2000 increased to $164.2 million or 63.2% of revenues as compared to $140.2 million or 61.5% of revenues for the three months ended September 30, 1999. The increase in access and network services costs as a percentage of revenues in the third quarter of 2000 is attributable to increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. The Company is continuing to incur substantial capital and operating costs related to the implementation of its business strategy, including the expansion of its network with which the Company expects to better serve its customer needs. The Company initiated these investments to increase operating efficiency and reduce the amounts paid to third parties for settlement and interconnect costs, thereby lowering access and network services costs going forward. In addition, the Company expects that its access and network services costs will decline as a result of the restructuring measures initiated in 2000.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2000 increased to $105.1 million or 40.5% of revenues as compared to $95.9 million or 42.1% of revenues for the three months ended September 30, 1999. While selling, general and administrative expenses as a percentage of revenue declined slightly; there was a significant increase in these costs. The dollar increase in selling, general and administrative expenses is attributable to the following: additional expenses related to acquired entities; an increase in the Company's sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for the Company's increased customer base and the development of the Company's new brand identity. The Company expects that these costs will decrease in future periods as a result of the restructuring measures initiated in 2000.

     Depreciation and Amortization. Depreciation and amortization increased to $70.6 million or 27.2% of revenues for the three months ended September 30, 2000 as compared to $59.2 million or 25.9% of revenues for the three months ended September 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years.

     Merger and Restructuring Costs. In August 2000, the Board of Directors of the Company approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. As a result of these initiatives, the Company has recorded a charge of approximately $26.1 million in its third quarter 2000 financial results. The components of the charge include approximately $14.7 million for severance related costs associated with termination of personnel, cancellation of facility leases and anticipated office closure costs in Western Europe and approximately $11.4 million for severance costs under the terms of separation with the Company's former Chairman and Chief Executive Officer and severance and termination costs in connection with consolidation of its headquarters functions, including its Northern Virginia web-hosting center.

     For the three months ended September 1999, the Company recognized an $18.5 million charge to earnings as a result of the abandonment of certain of the Company's cellular ventures in Russia. In addition, the Company also recognized a $1.3 million charge to earnings in the third quarter of 1999, which is associated with cancellation fees that were attributable to certain transmission capacity that will not be required in future periods.

     Interest Expense. Interest expense increased to approximately $58.4 million for the three months ended September 30, 2000 as compared to $51.2 million for the three months ended September 30, 1999. This increase in interest expense is attributable to the interest associated with the issuance in November 1999 of E500.0 million aggregate principal amount of senior notes, partially offset by an increase in capitalized interest resulting from the construction of the Company's network.

     Interest Income. Interest income decreased to approximately $18.3 million for the three months ended September 30, 2000 as compared to $19.6 million for the three months ended September 30, 1999. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

     Foreign Currency Loss. The Company recognized foreign currency losses of $31.8 million in the three months ended September 30, 2000 as compared to gains of $12.6 million in the three months ended September 30, 1999. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged debt obligations.

  NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Consolidated revenue increased to $770.8 million, or 28.7%, for the nine months ended September 30, 2000 as compared to $599.1 million for the nine months ended September 30, 1999. Components of revenue for the nine months ended September 30, 2000 were Europe ($690.7 million) and Golden Telecom ($80.1 million). Revenue for the nine months ended September 30, 1999 was comprised of Europe ($526.6 million) and Golden Telecom ($72.5 million). The growth in revenue in Europe was due to the increase in customer traffic on the Company's network, which resulted from the Company's increase customer base, the expansion of the Company's network and the acquisitions that were completed in 1999. The Company expects that its revenues will decline as a result of the restructuring measures initiated in 2000.

     Access and Network Services. Access and network services costs for the nine months ended September 30, 2000 increased to $479.6 million or 62.2% of revenues as compared to $356.1 million or 59.4% of revenues for the nine months ended September 30, 1999. The increase in access and network services costs as a percentage of revenues in the third quarter of 2000 is attributable to increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. The Company is continuing to incur substantial capital and operating costs related to the implementation of its business strategy, including the expansion of its network with which the Company expects to better serve its customer needs. The Company initiated these investments to increase operating efficiency and reduce the amounts paid to third parties for settlement and interconnect costs, thereby lowering access and network services costs going forward. In addition, the Company expects that its access and network services costs will decline as a result of the restructuring measures initiated in 2000.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased to $336.4 million or 43.6% of revenues as compared to $265.2 million or 44.3% of revenues for the nine months ended September 30, 1999. While selling, general and administrative expenses as a percentage of revenue remained essentially flat, there was a significant increase in these costs. The significant dollar increase in selling, general and administrative expenses is attributable to the following: additional expenses related to acquired entities; related costs from the recruitment and hiring of additional staff associated with business growth; an increase in the Company's sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for the Company's increased customer base and the development of the Company's new brand identity. The Company expects that these costs will decrease in future periods as a result of the restructuring measures initiated in 2000.

     Depreciation and Amortization. Depreciation and amortization increased to $208.4 million or 27.0% of revenues for the nine months ended September 30, 2000 as compared to $146.8 million or 24.5% of revenues for the nine months ended September 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities.

     Merger and Restructuring Costs. In August 2000, the Board of Directors of the Company approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. As a result of these initiatives, the Company has recorded a charge of approximately $26.1 million in its third quarter 2000 financial results. The components of the charge include approximately $14.7 million for severance related costs associated with termination of personnel, cancellation of facility leases and anticipated office closure costs in Western Europe and approximately $11.4 million for severance costs under the terms of separation with the Company's former

Chairman and Chief Executive Officer and severance and termination costs in connection with consolidation of its headquarters functions, including its Northern Virginia web-hosting center.

     For the nine months ended September 30, 1999, in connection with the business combination of Global TeleSystems (Europe) Ltd., the Company recognized a $63.7 million charge to earnings for transaction and integration costs. Additionally, as previously discussed the write-off of $19.8 million in merger and restructuring costs is related to the Company's September 1999 decision to abandon certain cellular ventures in Russia.

     Interest Expense. Interest expense increased to approximately $177.1 million for the nine months ended September 30, 2000 as compared to $148.2 million for the nine months ended September 30, 1999. This increase in interest expense is attributable to the interest associated with the issuance in November 1999 of E500.0 million aggregate principal amount of senior notes, partially offset by an increase in capitalized interest resulting from the construction of the Company's network.

     Interest Income. Interest income increased to approximately $64.1 million for the nine months ended September 30, 2000 as compared to $50.6 million for the nine months ended September 30, 1999. This increase was due to the interest earned from the Company's short-term investment of the proceeds received from the Company's financing activities.

     Foreign Currency Loss. The Company's recognized foreign currency losses of $66.3 million in the nine months ended September 30, 2000 as compared to losses of $1.6 million in the nine months ended September 30, 1999. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged debt obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The telecommunications industry is capital intensive. The Company anticipates that its cash capital expenditures will be approximately $800 million for 2000, of which, approximately $567 million has been incurred through the nine months ended September 30, 2000. In addition, prior to our recently announced intentions to focus our activities around our core competency of providing broadband services and to sell our SME-focused Business Services and Central Europe units, the Company's cash capital expenditure program for 2001 was anticipated to be approximately $500 million. Further, as a result of the reorganization measures discussed above, we expect that the cash capital expenditure requirements are likely to decrease as the Company continues to evaluate its capital expenditure program in light of the proposed sale of these business units.

     On July 14, 2000, a subsidiary of the Company executed an eight year, $550 million, multi-currency bank credit facility ("the Bank Facility"). The Bank Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business. Of the $550 million committed under the Bank Facility, $275 million is currently available, of which, as of September 30, 2000, the subsidiary has borrowed E200 million, or $175.9 million. The remaining $275 million of commitment will be available when certain licenses and rights of way relating to the Company's network have been transferred to the subsidiary (collectively, the "Conditions Subsequent"). The Company currently expects that the Conditions Subsequent will be completed during the time period required by the lenders under the Bank Facility (nine months from entry into the Bank Facility in the case of licenses and rights of way in France and the United Kingdom and six months from entry into the Bank Facility in the case of licenses and rights of way in other countries), but borrowed funds will have to be repaid and any outstanding bank guarantees discharged, and commitments to lend under the Bank Facility will be reduced to zero, upon the expiration of a 90-day period following each of the above-described six- and nine-month periods (as applicable) if the Conditions Subsequent are not satisfied.

     Based on the Company's current existing cash balances, projected internally generated funds, and the Company's recently announced intentions to sell its SME focused Business Services and Central Europe business units, we believe that we will be able to address our funding needs. Further, as the Company's business strategy evolves, the Company will continuously evaluate its optimal capital structure to ensure that it meets the Company's overall corporate strategy.

     The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) effectively and efficiently manage the expansion of its network and operations and the build-out of its City Enterprise Network infrastructure in the targeted metropolitan markets, (2) implement its strategy to become a leading provider of e*business services in Europe, (3) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate its network, construct its City Enterprise Network infrastructure and implement data and Web-hosting capability in London, Amsterdam, Frankfurt, Paris and other European cities, (4) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment, (5) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe and (6) effectively and efficiently manage the recently announced restructuring of the Company's business and its initiatives to sell its SME-focused Business Services and Central Europe business units. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. The Company continues to evaluate its capital program in light of business needs, expansion plans and market conditions for acquiring certain assets.

LIQUIDITY ANALYSIS

     The Company had cash and cash equivalents of $567.2 million and $1.1 billion as of September 30, 2000 and December 31, 1999, respectively. The Company had restricted cash of $239.5 million and $312.1 million as of September 30, 2000 and December 31, 1999, respectively. The restricted cash relates to cash held in escrow that is primarily related to the Company's future funding requirements for the FLAG Atlantic Limited joint venture and for bank guarantees issued in connection with leases in the ordinary course of business. In the fourth quarter of 2000, the Company contributed its $100 million required cash capital contribution into the Flag Atlantic Limited joint venture, which had been reflected as a restricted cash amount in the Company's balance sheet. As a result of the Company's recent sale of its equity interest in Flag Atlantic Limited to Flag Telecom, and subject to the satisfaction of certain customary conditions precedent, the Company expects to receive approximately $130 million of the $135 million from Flag Telecom during the fourth quarter of 2000, with the remaining $5 million received upon the resolution of certain regulatory matters.

     The Company used cash of $165.3 million and $203.3 million for its operating activities for the nine months ended September 30, 2000 and 1999, respectively. The Company also used cash of $507.8 million and $554.5 million for its investing activities in the nine months ended September 30, 2000 and 1999, respectively. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, the Company may not be able to meet its debt service obligations or working capital requirements.

     On November 13, 2000, GTS commenced soliciting consents from holders of its 9 7/8% Senior Notes due 2005 (the "Notes") to amendments of certain provisions of the indenture governing the Notes. The consent solicitation will expire at 5:00 p.m. New York City time on November 21, 2000, unless extended by GTS prior to such date.

     GTS will make a payment equal to 1% of the principal amount of the Notes ($10 in cash for each $1,000 principal amount of Notes) to each holder of Notes whose consent is received and accepted prior to the expiration date. The record date of the consent solicitation is November 17, 2000. GTS will pay this consent payment promptly after the execution of a supplemental indenture (the "Supplemental Indenture") effecting the amendments described below.

     The purpose of the consent solicitation is to permit GTS to modify the "Event of Default" provisions of the indenture governing the Notes in order to provide GTS with greater flexibility to, among other things, restructure the operations of its Global TeleSystems (Europe) Limited subsidiary (formerly, Esprit Telecom Group plc) ("Esprit Telecom") and address the indebtedness represented by Esprit Telecom's publicly traded debt securities and long-term debt owed to GTS by Esprit Telecom. Such additional flexibility is sought to reduce the possibility that actions taken to restructure such operations or address such indebtedness may negatively impact the creditworthiness of the Company, other than Esprit Telecom and its subsidiaries. The amendments sought in the consent solicitation would remove as events of default under the indenture defaults under any indebtedness of, judgments against, and bankruptcy, insolvency and related filings and other events of, Esprit Telecom or any of its direct or indirect subsidiaries.

     Through its Business Services division, the Company offers a portfolio of bundled voice, data and Internet services ("Business Services") to small-to-medium sized enterprises and pan-European companies in 18 European countries. The Business Services division is comprised primarily of Esprit Telecom and its subsidiaries. Esprit Telecom has incurred and is expected to continue to incur net losses, operating losses, negative cash flow from operating activities and losses from operations before interest, income taxes, depreciation and amortization, foreign currency gains (losses), other income (expense) and non-recurring expenses ("EBITDA"). Esprit Telecom could continue to generate net losses even after it begins to generate positive EBITDA. Although Esprit Telecom has experienced revenue growth in each of the last three years, such growth should not be considered to be indicative of future revenue growth, if any. Management expects that Esprit Telecom's existing operations will continue to generate negative cash flows and net losses for at least the next 12 months.

     Esprit Telecom has incurred substantial debt to finance its business. As of September 30, 2000, the amount of such indebtedness represented by Esprit Telecom's publicly traded debt securities consisted of $230 million principal amount of its 11 1/2% Senior Notes due 2007, DM 125 million principal amount of its 11 1/2% Senior Notes due 2007, $150 million principal amount of its 10 7/8% Senior Notes due 2008 and DM 150 million principal amount of its 11% Senior Notes due 2008 and the amount of such indebtedness represented by long-term debt owed to GTS was $104.2 million.

     GTS contributed $87.5 million and $193.8 million to Esprit Telecom in the form of equity during 1999 and in the first nine months of 2000, respectively. There can be no assurances that GTS will continue to fund additional amounts required by Esprit Telecom during the remainder of 2000 or in 2001. If Esprit Telecom's available sources of funds are insufficient to make principal and interest payments on Esprit Telecom's debt, it may need to renegotiate the terms of, or refinance, such debt. If Esprit Telecom fails to make the required payments or to comply with the covenants under such debt, Esprit Telecom will default on those debt obligations. An event of default would permit holders of Esprit Telecom's debt to accelerate the maturity of that debt, which in turn could, absent GTS's receipt of the consents being solicited in the consent solicitation to the proposed amendments to the indenture governing the Notes and execution of the Supplemental Indenture, cause a potential cross-acceleration under such indenture. Such a cross-acceleration could have a material adverse effect on the creditworthiness of the Company and could result in a significant reduction in the value of the Notes.

     GTS believes that the proposed amendments to the indenture governing the Notes will provide it with the flexibility necessary to, among other things, effectively restructure Esprit Telecom's operations and address the indebtedness represented by Esprit Telecom's publicly traded debt securities and long-term debt owed to GTS by Esprit Telecom. GTS is in the process of evaluating the range of alternatives that will be afforded by such flexibility. The range of alternatives may include (a) the disposition (via sale, merger, etc.) of Esprit Telecom and/or the remaining portion of the Company's Business Services operations; (b) a rationaliza-tion/restructuring of Esprit Telecom and the remaining portion of the Company's Business Services operations; (c) the negotiation of modifications to, or restructuring of, the indebtedness represented by Esprit Telecom's publicly traded debt securities and long-term debt owed to GTS by Esprit Telecom and/or
(d) seeking protection for Esprit Telecom under the insolvency laws of the United Kingdom, the United States or any other applicable jurisdiction. There can be no assurance that any such sale, rationalization, restructuring or other efforts will be successful or that Esprit Telecom will be able to continue to fund losses resulting from its operations or service the indebtedness represented by its publicly traded debt securities and long-term debt owed to GTS by Esprit Telecom. GTS currently intends that Esprit Telecom will continue to meet its trade obligations consistent with past practices while GTS addresses its options with regard to Esprit Telecom.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The only significant change since December 31, 1999 is the execution in July 2000 by a subsidiary of the Company of an eight year, $550 million, multi-currency bank facility. Of the $550 million committed under the bank facility, $275 million is currently available, of which, as of September 30, 2000, the subsidiary has borrowed E200 million, or $175.9 million. The bank facility exposes us to changes in interest and foreign exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity -- Corporate."

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.1            Loan Agreement dated 14 July 2000 among Global TeleSystems
                         Europe Holdings B.V. and Bank of America International
                         Limited, Deutsche Bank AG London, Dresdner Bank AG London
                         Branch and the other parties named therein.
         27              Financial Data Schedule

     B. Reports on Form 8-K

  DATE OF REPORT                           SUBJECT OF REPORT
  --------------                           -----------------
August 10, 2000       Announcement of Second Quarter 2000 financial results.
September 19, 2000    Announcement of the resignation of H. Brian Thompson from, and the election of Robert J. Amman to, the positions of
                      Chairman and Chief Executive Officer.
                      US $550 million multi-currency bank facility entered into by an indirect subsidiary, Global TeleSystems Europe Holdings
                      B.V.
                      In connection with the Company's migration of certain
                      functions to Europe, the Company expects to dispose of its web-hosting center that is under construction in Northern
                      Virginia.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            GLOBAL TELESYSTEMS, INC.
                                            (Registrant)

                                            By:  /s/ JEFFREY H. VON DEYLEN
                                              ----------------------------------
                                                    Jeffrey H. Von Deylen
                                                Senior Vice President, Finance
                                                (Principal Accounting Officer)

Date: November 14, 2000

                                 EXHIBIT INDEX

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.1            Loan Agreement dated 14 July 2000 among Global TeleSystems
                         Europe Holdings B.V. and Bank of America International
                         Limited, Deutsche Bank AG London, Dresdner Bank AG London
                         Branch and the other parties named therein.
         27              Financial Data Schedule