Form 10-K
period 2000-12-31
GLOBAL TELESYSTEMS INC
filed 2001-04-13
CIK 946392

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

      [ ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-23717

                            GLOBAL TELESYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-3068423
           (State of incorporation)                (I.R.S. Employer Identification Nos.)

                          4121 WILSON BLVD., 7TH FLOOR
                           ARLINGTON, VIRGINIA 22203
                    (Address of principal executive offices)

                                 (703) 236-3100
                     (703) 258-3401 (AFTER APRIL 15, 2001)
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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of Global TeleSystems, Inc. held by non-affiliates on December 31, 2000 was approximately $148,525,712. On February 28, 2001, there were outstanding approximately 203,869,538 shares of Common Stock of Global TeleSystems, Inc.

              ITEM OF FORM 10-K                     DOCUMENTS INCORPORATED BY REFERENCE
              -----------------                     -----------------------------------
      Part III, Item 10, 11, 12, and 13        Proxy Statement* (excluding therefrom the
                                               subsections entitled "Report of the
                                               Compensation Committee of the Board of
                                               Director" and "Performance Graph")
             Part IV, Item 14(c)               Exhibits

* Refers to the definitive Proxy Statement of Global TeleSystems, Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of Global TeleSystems, Inc. to be held on June 14, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GLOBAL TELESYSTEMS, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
ITEM 1.   Business....................................................     2
ITEM 2.   Properties..................................................    46
ITEM 3.   Legal Proceedings...........................................    46
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    47

                                   PART II

ITEM 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................    47
ITEM 6.   Selected Financial Data.....................................    48
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    49
ITEM 8.   Consolidated Financial Statements and Supplementary
            Information for the Company...............................    62
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    96

                                  PART III

ITEM 10.  Directors and Executive Officers of the Company.............    96
ITEM 11.  Executive Compensation......................................    96
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    96
ITEM 13.  Certain Relationships and Related Transactions..............    96

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    96
SIGNATURES............................................................   103

                                     PART I

ITEM 1. BUSINESS

IMPLEMENTATION OF THE NOVEMBER 2000 RESTRUCTURING AND OTHER RECENT DEVELOPMENTS

     In November 2000, Global TeleSystems, Inc, (the "Company" or "GTS") announced a substantial restructuring (the "Restructuring") of its operations to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete those aspects of the Restructuring, which will fund its operations through the first quarter of 2002, and to access additional capital to fund its operations after the first quarter of 2002, as discussed in greater detail below.

     In connection with the Restructuring, the Company will focus on its core competency of providing broadband services to traditional carriers, Internet service providers, application service providers, other Web-centric entities and data intensive pan-European corporations. The objective of the Restructuring is to position the Company as a data and Internet services-only provider, which business the Company expects will have positive operating results, although there can be no assurance in this regard. As part of the Restructuring, the Company reorganized into four "stand alone" business units -- GTS Broadband Services (which was rebranded "Ebone" in January 2001); GTS Business Services; GTS Central Europe; and Golden Telecom, Inc. ("Golden Telecom") -- and announced that it intended to sell the portion of its Business Services focused on serving small-to-medium-sized enterprises ("SME's") and providing voice and voice-based services. The Business Services units are primarily comprised of the Company's wholly owned subsidiary, Global TeleSystems (Europe) Limited, formerly Esprit Telecom Group plc ("Esprit" or "GTS (Europe) Ltd"). The Company also announced its intention to sell its Central European operations, which provide voice and data services in Hungary, Poland, the Czech Republic, Slovakia and Romania. The Company expects to retain its transborder fiber optic network in that region. The Company engaged Credit Suisse First Boston, an investment bank, to assist in the sale of both the Business Services and Central European businesses.

     In addition, the Company indicated it could sell all or part of its 61.5% interest in Golden Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from the Company in an initial public offering in October 1999. On April 2, 2001, the Company announced that it had entered into an agreement to sell up to its entire equity interest in Golden Telecom. See "-- Agreement to Sell Certain of the Company's Shares in Golden Telecom." While the Company has had certain discussions with third parties concerning the sale of the Central European businesses, these discussions have not resulted at this time in any definitive agreements to purchase any of these assets and there can be no assurance that the Company will conclude any such agreements.

     As a result of the Restructuring initiative, the Company recorded a $988.5 million charge within its statements of operations in the fourth quarter 2000. Of the $988.5 million, $942.5 million represents non-cash items due to the write-off of goodwill and intangibles and fixed assets, due to impairment of the respective assets. The remaining $46.0 million is comprised of transaction related costs (professional advisors), contract termination penalties and severance for personnel.

  AGREEMENT TO SELL CERTAIN OF THE COMPANY'S SHARES IN GOLDEN TELECOM

     On April 2, 2001, the Company entered into an agreement (the "Golden Purchase Agreement") with Alfa Bank Holdings Limited ("Alfa Holdings"), Capital International Global Emerging Markets Private Equity Fund, L.P. ("Capital Global"), Cavendish Nominees Limited ("Cavendish"), and First NIS Regional Fund SICAV ( "First NIS," together with Cavendish, "Barings," and collectively, with Alfa Bank, Capital Global and Cavendish, the "Purchasers") to sell 12,195,122 shares of common stock, par value $0.01 per share (the "Golden Common Stock"), of Golden Telecom owned by the Company. On April 10, 2001, Alfa Holdings assigned its rights and obligations to Alfa Telecom Limited, an affiliate of Alfa Holdings ("Alfa Telecom"), in accordance with its right to make such assignment under the Share Purchase Agreement prior to the closing of the transaction (the "Closing"). At March 31, 2001, the Company owned approximately 61.5%, or 15,056,328 shares, of the outstanding Golden Common Stock. The following summary describes certain of the material terms of the Golden Purchase Agreement and is qualified in its entirety by reference to the Golden Purchase Agreement, which is incorporated by reference as an exhibit to this report.

     Under the Golden Purchase Agreement, the purchase price for the shares of Golden Common Stock is $10.25 per share in cash, or $125,000,000; of which Alfa Telecom is to purchase 10,731,707 shares for $110,000,000; Capital Global has agreed to purchase 487,805 shares for $5,000,000; Cavendish has agreed to purchase 886,927 shares for $9,091,000; and First NIS has agreed to purchase 88,683 shares for $909,000. However, Alfa Telecom will satisfy its obligation to pay the portion of the purchase price payable by it by delivery at the Closing of 50% of such amount in cash and a promissory note (the "Note") in a principal amount equal to 50% of such amount due May 31, 2001. The Note will be secured by a security interest in the shares of Golden Common Stock purchased by Alfa Telecom and a guaranty by Alfa Bank. The Closing is subject to the fulfilment or written waiver of the conditions set forth in the Golden Purchase Agreement, including the expiration (or termination) of any waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

     At the Closing, the Company will enter into separate stock option agreements (the "Stock Option Agreements") with each of Alfa Telecom, Capital Global and Barings (the "Stock Option Parties"). The following paragraphs describe certain of the material terms of the Stock Option Agreements. Pursuant to the Stock Option Agreements, during the 60-day period after Closing, each of the Stock Option Parties (or their designees) will have right to cause the Company to sell to each of them up to the following number of shares allocated as follows: Alfa Telecom -- 2,000,000 shares of Golden Common Stock, Capital Global -- 90,909 shares of Golden Common Stock, and Barings -- 181,818 shares of Golden Common Stock. The purchase price for these shares shall be $11.00 per share in cash. During this 60-day period the Company will agree not to sell such shares to any other party.

     If the Stock Option Parties (or their designees) purchase at least $140 million shares of Golden Common Stock held by the Company either at the Closing or during the 60-day period described above (the "Minimum Purchase Condition"), then for the period from 60 days after the closing until twelve months thereafter (the "Lock-up Period"), the Stock Option Parties (or their designee) will have the right to cause the Company to sell to each of the Stock Option Parties (or their designees) any of the shares of Golden Common Stock which the Company continues to own, at a per share price equal to the greater of (a) $11.00 or (b) 120% of the moving average of the closing price of the Golden Common Stock on the Nasdaq National Market during the 60-trading day period ended on the date immediately before the Stock Option Parties (or their designees) deliver a notice of intention to purchase such additional shares.

     If the Minimum Purchase Condition is fulfilled, during the Lock-up Period the Company will not be permitted to sell the shares of Golden Common Stock owned by it unless the following procedures are followed: the Company must notify the Stock Option Parties of the Company's intent to sell such shares at least 30 days prior to consummating the sale of such shares. The Stock Option Parties will then have

(i) fifteen days after receiving such notice to notify the Company of the Stock Option Parties' decision to purchase a number of the shares which the Company proposes to sell in the following allocations -- Alfa Telecom up to 88%, Capital Global up to 4%, and Barings up to 8% (provided that each of the Stock Option Parties shall have the option to purchase any shares which the other Stock Option Parties do not purchase), and (ii) if the Stock Option Parties have not consummated their purchase of such shares within sixty days after receiving the Company's notice, the Company will be entitled to consummate the sale to the third party.

     If the Minimum Purchase Condition is not fulfilled, the Company will be free to sell the shares of Golden Common Stock held by it. However, for the twelve-month period after the Closing, Alfa Telecom (or its designee) will have the right to cause the Company to sell to Alfa Telecom (or its designee) any of the shares of Golden Common Stock which the Company continues to own and has not sold, at a per share price equal to the greater of (a) $11.00 or (b) 120% of the moving average of the closing price of the Golden Common Stock on the Nasdaq National Market during the 60-trading day period ended on the date immediately before the Stock Option Parties (or their designees) deliver a notice of intention to purchase such shares.

     During the period between six months and twelve months after the Closing, Alfa Telecom will have the right pursuant to its Stock Option Agreement to cause the Company to sell any shares of Golden Common Stock which the Company then owns in an underwritten public offering provided that the Company shall not be required to complete the offering unless the offering price is equal to at least $15.00 per share.

     The Company currently holds two promissory notes dated October 5, 1999 of Golden Telecom evidencing $6.25 million in subordinated debt. The notes bear interest at 14% per annum and are due on October 5, 2006. Golden Telecom is not required to pay accrued interest on the notes until October 5, 2001. Under the Golden Purchase Agreement, as of the Closing the final maturity date of the notes will be changed to one year after the Closing and no payments will be required under such notes until such final maturity date. Other terms and conditions of the notes will remain the same.

     Under the Shareholders Agreement (the "Shareholders Agreement"), to be entered into at the Closing by and among Golden Telecom, the Company, and the Stock Option Parties, the Company will agree to irrevocably and unconditionally assign and transfer to Alfa Telecom, with effect from the Closing, certain registration rights relating to the shares of Golden Common Stock that the Company had prior to the Closing.

     Under the Shareholders Agreement, the Stock Option Parties shall have the right to have up to six members elected to Golden Telecom's Board of Directors and the Company shall have the right to have one member elected to Golden Telecom's Board of Directors. The Company's representation on the Golden Telecom Board of Directors will be reduced to zero Board seats (and the Stock Option Parties shall have the right to jointly appoint the Company's director) upon the first to occur of (i) the Stock Option Parties purchasing at least $150 million of shares of Golden Common Stock from the Company and (ii) such time as the Company shall own shares of Golden Common Stock aggregating fewer than 4% of all of the issued and outstanding shares of Golden Common Stock. Pursuant to the Shareholders Agreement, if any "Event of Default" occurs under the Note, Alfa Telecom will cause the directors designated by it to resign immediately and the Company will have the right to designate such number of directors as will constitute a majority of the Board of Directors of Golden Telecom.

  RESTRUCTURING OF THE COMPANY'S GLOBAL TELESYSTEMS (EUROPE) LTD (ESPRIT) SUBSIDIARY

     As part of the Restructuring, management determined that it must address and resolve the substantial outstanding debt obligations of Esprit, which that subsidiary cannot independently service. Esprit has incurred and, without a restructuring of such obligations, is expected to continue to incur net losses, operating losses, negative cash flow from operating activities, and losses from operations before interest, income taxes, depreciation and amortization, foreign currency gains (losses), other income (expense) and non-recurring expenses ("EBITDA"). For the years ended December 31, 1998, December 31, 1999 and December 31, 2000, Esprit sustained net losses of $106.5 million, $341.4 million and $1,029.9 million, respectively, and negative EBITDA of $37.0 million, $160.6 million and $179.2 million, respectively. Esprit has incurred substantial debt to finance its business. As of December 31, 2000, the amount of such indebtedness consisted of the amounts outstanding under the Esprit Notes, as defined below, and long-term debt owed to GTS in the amount of $104.2 million. Without a restructuring of these debt obligations, management expects that Esprit's existing operations will continue to sustain negative cash flows. In addition, the Company contributed $87.5 million and $287.2 million to Esprit in the form of equity during 1999 and 2000, respectively, and has contributed $12.2 million to Esprit in the form of equity during the first quarter of 2001. Due to Esprit's continuing expected negative cash flows and other demands for the Company's own cash resources, GTS had indicated to Esprit that it will be unable to continue providing funding to Esprit after March 31, 2001, other than on a senior secured basis.

     In order to ensure that certain actions relating to Esprit, including defaults on certain Esprit debt obligations (including its $230,000,000 principal amount 11 1/2% Senior Notes due 2007 ("Esprit US Notes due 2007"), $150,000,000 principal amount 10 7/8% Senior Notes due 2008 ("Esprit US Notes due 2008" and, together with the US Notes due 2007, the "Esprit US Notes"), DM 125,000,000 principal amount 11 1/2% Senior Notes due 2007 ("Esprit DM Notes due 2007") and DM 150,000,000 principal amount 11% Senior Notes due 2008 ("Esprit DM Notes due 2008" and, together with the Esprit DM Notes due 2007, the "Esprit DM Notes"; the Esprit US Notes and the Esprit DM Notes, are hereinafter referred to as the "Esprit Notes") or certain judgment defaults or bankruptcy or insolvency events thereunder did not trigger a default or event of default under the Company's 9.875% Senior Notes due 2005 ("GTS 9.875% Notes"), the Company sought consents from the holders of the GTS 9.875% Notes to amend the indenture for the GTS 9.875% Notes to provide that an event of default under the Esprit Notes or other Esprit debt obligations would not trigger a default or event of default under the GTS 9.875% Notes. In November 2000, the Company paid an aggregate consent fee in the amount of $10.5 million, obtained the requisite consents and such amendments to the indenture for the GTS 9.875% Notes were effected.

     In order to be able to continue to meet its trade obligations consistent with past practices while it addressed its options with regard to its outstanding indebtedness under the Esprit Notes and its long-term debt owed to GTS, on December 15, 2000 Esprit announced that it had elected not to pay scheduled cash interest payments totaling approximately $12.0 million due on December 15, 2000 on the Esprit US Notes due 2008 and Esprit DM Notes due 2008. Upon the expiration of the applicable grace period, this payment default matured into an event of default under the related indentures for the Esprit US Notes due 2008 and the Esprit DM Notes due 2008. If the indebtedness represented by the Esprit US Notes due 2008 and Esprit DM Notes due 2008 were accelerated, this could, in turn, trigger an event of default under the Esprit US Notes due 2007 and Esprit DM Notes due 2007. The Company and Esprit, with the assistance of its financial advisors, Houlihan Lokey Howard & Zukin, entered into negotiations with an unofficial committee (the "Committee") comprised of certain holders of the Esprit Notes with a view toward developing a consensual restructuring plan for Esprit that would maximize the value of Esprit for all interested parties.

     Following negotiations with the Committee and its financial and legal advisors, Esprit and the Company have developed a plan for a reorganization of the Company's European voice services business (as described more fully below and referred to as "GTS Business Services") which comprises a restructuring of the Company's obligations under the Esprit Notes pursuant to a scheme of arrangement under Part XIII of the UK Companies Act of 1985 (the "Scheme") and a restructuring of certain other indebtedness and obligations of Esprit (the "Esprit Restructuring"). Esprit and the other companies comprising the GTS Business Services division, following the Esprit Restructuring (the "Newco Group"), shall continue business operations as a stand-alone business. In connection with such plan, the Company, Esprit and the Committee have entered into an agreement dated as of March 27, 2001 (the "Lock-Up Agreement") pursuant to which the holders of Esprit Notes represented on the Committee have agreed, subject to certain conditions, to support and act in good faith to ensure the implementation of the Scheme. In connection with implementation of the Esprit Restructuring, it is contemplated that the Company, subject to the satisfaction of certain conditions described below, will (1) enter into proposed senior secured credit facilities with Esprit that are intended to provide Esprit and the other companies comprising the GTS Business Services division with interim funding, as described below and (2) sell certain assets to, and purchase certain assets from, subsidiaries of the Company in consideration of the cancellation of intercompany payables owed to and by such subsidiaries, as described below (the "Asset Transfers"). This discussion is a summary of the Lock-Up Agreement and the Summary of

Terms, defined below, and is qualified in its entirety by reference to those documents, which are exhibits to this report.

     In addition, the Committee has agreed to the outline of the Restructuring contained in the Summary of Terms and Conditions attached to the Lock-Up Agreement (the "Summary of Terms"). Under the Summary of Terms, upon the effective date of the Esprit Restructuring (the "Effective Date"), holders of the Esprit Notes, under the terms of the Scheme, will receive ordinary shares ("Newco Stock") of a newly-formed company ("Newco") in exchange for all of their claims under the Esprit Notes. Newco will own 100% of the ordinary shares of Esprit and, after giving effect to the contribution by GTS and/or its subsidiaries of the shares of the other companies comprising the GTS Business Services division, 100% of the equity of such other GTS Business Services companies.

     After giving effect to the Esprit Restructuring, holders of the Esprit Notes will become the beneficial owners of an amount of Newco Stock equal to (a) 90% of the Newco Stock outstanding, less (b) the amount of Newco Stock issued to key employees of GTS Business Services on the Effective Date pursuant to the employee incentive plan. GTS and/or one of its subsidiaries will become the holder of 10% of the Newco Stock. In addition, GTS and/or such subsidiary shall have contractual warrant rights, subject to certain conditions, to purchase additional Newco Stock in an amount equal to 10% of the Newco Stock outstanding on the exercise date of such warrant rights. As a result of the Esprit Restructuring, GTS will cease to have any claim against Esprit in respect of its $104.2 million subordinated long-term loan to Esprit.

     Under the Summary of Terms, GTS will advance interim funding to Esprit and the other companies comprising the GTS Business Services division as of March 31, 2001 under a facility (the "Working Capital Facility") to be made available for the working capital requirements of such GTS Business Services companies or the members of the Newco Group, as the case may be, up to a maximum commitment of E35 million. Funding under the Working Capital Facility will not be used to pay amounts owed by the GTS Business Services companies or the members of the Newco Group, as the case may be, to GTS or any entities in "Ebone" (collectively, "Ebone"), the business unit of GTS relating to the provision of broadband data transmission, for use of such data transmission network. The Working Capital Facility shall be a senior secured credit facility. The commitment under the Working Capital Facility shall be available for the period April 1, 2001 through December 31, 2001. Amounts borrowed under the Working Capital Facility will bear interest at 12 per cent per annum and be secured by a fixed and floating charge on all assets of the loan parties thereunder, including, without limitation, all of the shares in their respective direct subsidiaries. In addition, each loan party under the Working Capital Facility will guarantee the obligations of other loan parties, under the Working Capital Facility. The maturity date of the Working Capital Facility will be December 31, 2003.

     Under the Summary of Terms, GTS will also advance interim funding of up to E20 million to Esprit and the other companies comprising the GTS Business Services division as of March 31, 2001 or the members of the Newco Group, as applicable, in addition to any amounts of indebtedness incurred under the Working Capital Facility, under a facility (the "Ebone Facility" and, together with the Working Capital Facility, the "GTS Facilities") to be made available to pay the costs of transmission services or network capacity to be provided by Ebone on its data transmission network during the period April 1, 2001 through December 31, 2001. The Ebone Facility shall be a senior secured facility. To the extent that, other than for reasons of an increase in the number of circuits and capacity requested and utilized over that ordered prior to March 27, 2001, the cumulative costs of such transmission services and network capacity provided during the period April 1, 2001 through December 31, 2001 exceed E20 million, funds available under the Ebone Facility shall increase dollar for dollar to cover such increased costs.

     Amounts borrowed under the Ebone Facility will bear interest at 12 per cent per annum and be secured by the same collateral as under the Working Capital Facility. In addition, each loan party under the Ebone Facility will guarantee the obligations of other loan parties under the Ebone Facility. From and after the Effective Date, all amounts then or thereafter outstanding under the Ebone Facility will be repaid through the issuance of shares of preferred stock of Newco having a liquidation value based upon the principal amount of the Ebone Facility and accreting and accumulating dividends on a non-cash basis of 12 per cent per annum and all security interests in favor of GTS will be released.

     Under the Summary of Terms, certain subsidiaries of Esprit will transfer to GTS and/or GTS's subsidiaries in the Ebone group, on or before the Effective Date, certain assets and contract rights currently held by such subsidiaries (the "Business Services Transfer Assets"). The Business Services Transfer Assets to be transferred to such Ebone subsidiaries are set forth in Exhibit A to the Summary of Terms and include the ETN Esprit backbone, the city networks in Paris, Berlin and Madrid, all fiber leases, licenses from certain software providers, data contracts, customer contracts, telecommunications equipment, rights relating to certain points-of-presence in the Ebone network, leased office premises, and the company that owns the lease relating to the offices currently occupied by Esprit and GTS at 151 Shaftesbury Avenue, London, England.

     In addition, the Summary of Terms contemplates that GTS shall, or shall cause its subsidiaries (other than Esprit and its subsidiaries) to, transfer to Esprit and/or its subsidiaries, on or before the Effective Date, certain assets and contract rights currently held by such GTS subsidiaries (the "GTS Transfer Assets"). The GTS Transfer Assets to be transferred Esprit and/or its subsidiaries are set forth in Exhibit B to the Summary of Terms and include certain routers and other telecommunications equipment used or acquired for use in connection with the provision of services by Esprit or other GTS Business Services companies.

     On March 28, 2001, Esprit commenced a consent solicitation (the "Consent Solicitation") seeking approval from holders of the Esprit Notes to modify certain provisions in the indentures (the "Esprit Indentures") relating to each series of the Esprit Notes (the "Proposed Amendments") in order to permit the Company to (1) enter into the GTS Facilities and (2) undertake the Asset Transfers. In addition, the consent of holders of the Esprit Notes was sought to terminate Esprit's obligation under the Esprit Indentures to file periodic reports with the Securities and Exchange Commission. Esprit obtained the requisite consents to the Proposed Amendments on April 10, 2001, and on that date Esprit and the trustee for each series of Esprit Notes entered into a Second Supplemental Indenture related to each such series of Esprit Notes, which adopted the Proposed Amendments.

     The obligation of GTS to execute, deliver and provide funding under the GTS Facilities is subject to, among other things, (i) the production of satisfactory loan and security documentation, (ii) the due performance of Esprit's and Newco Group's obligations under the Summary of Terms, including the transfer of the Business Services Transfer Assets and (iii) with respect to financing to be provided on and after June 1, 2001, GTS selling assets or subsidiaries generating sufficient proceeds to allow GTS to provide such financing. All funds advanced by GTS after April 1, 2001 shall be deemed to have been made on a secured basis.

     The Esprit Restructuring to be accomplished pursuant to the Lock-Up Agreement is planned to be effected through the Scheme. Pursuant to this procedure, the agreement is conditioned upon at least 75% of the face value of the Esprit Notes, and 50% of the number of holders of the Esprit Notes who participate in the process (either in person or by proxy), voting in favor of the Scheme and the High Court (the "Court") of England and Wales approving the Scheme. Once agreed by these requisite majorities and approved by the Court, all holders of the Esprit Notes will be bound by the terms of the Scheme, but the Scheme will not affect the rights of other creditors of Esprit. The parties expect to file the Scheme with the appropriate reviewing authorities during the second quarter of 2001. As of April 11, 2001, holders representing approximately 70% of the aggregate principal amount of the Esprit Notes had signed the Lock-Up Agreement.

     Notwithstanding the percentage of the aggregate principal amount of the Esprit Notes represented by holders of the Esprit Notes that have signed the Lock-Up Agreement, there can be no assurance that the Scheme will be approved by the requisite votes of holders of the Esprit Notes or sanctioned by the Court or that the consummation of the Esprit Restructuring will occur in the timeframe contemplated by Lock-up Agreement, or at all. If the Scheme is not approved and the Esprit Restructuring is not consummated, such failure could have a material adverse effect on the Restructuring and the Company. In addition, in the event the Company and Esprit are unsuccessful in obtaining approval of the Scheme or completing the Esprit Restructuring, Esprit may be required to cease operations, could seek protection under applicable bankruptcy laws, initiate administration proceedings or be put into receivership and be compelled to liquidate, and the Company may be required to defend against the claims of Esprit creditors.

  AMENDED BANK FACILITY

     On July 14, 2000, an indirect subsidiary of the Company, Global TeleSystems Europe Holdings B.V. (the "Borrower") entered into a $550 million multi-currency bank facility with Bank of America International Limited, Deutsche Bank AG London and Dresdner AG London Branch (the "Bank Facility"). The Bank Facility had a term of eight years -- the first four years as a revolving facility and the remaining four years as a term facility with declining availability and required amortization of outstanding loans. The outstanding borrowings under the Bank Facility were E100 million and E200 million as of December 31, 2000 and March 31, 2001, respectively.

     On account of the Restructuring, the Borrower and the lenders under the Bank Facility commenced negotiations to amend the Bank Facility. In April 2001, the Borrower and the lenders under the Bank Facility entered into an agreement (the "Supplemental Agreement"), to amend and restate the Bank Facility (the "Amended Bank Facility"), to permit the Restructuring and to reduce the maximum amount available for borrowings to E300 million pending the negotiation of a new longer term facility. The following is a summary of the Supplemental Agreement and the Amended Bank Facility and is qualified in its entirety by reference to the Supplemental Agreement and the Amended Bank Facility, which are exhibits to this report.

     The Supplemental Agreement and the Amended Bank Facility together, among other things:

          (1) provide that the funds available under the Amended Bank Facility are limited to the lesser of (A) a range of funding, based on the Borrower's business plan, from E180 million to E300 million from April 2001 through January 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple;

          (2) provide that the Amended Bank Facility is available on a revolving basis until March 31, 2002, with an optional additional twelve-month term subject to payment of a term-out fee to the lenders;

          (3) allow the Company to retain E35 million to fund the Working Capital Facility under the Esprit Restructuring and undertake the asset transfers associated with the Esprit Restructuring;

          (4) replace financial covenants under the Bank Facility with covenants requiring minimum consolidated revenues, minimum consolidated net operating cash flow and maximum cumulative consolidated capital expenditure;

          (5) require the Company to (a) use reasonable endeavors to transfer all of its shares in Golden Telecom to the Borrower as soon as possible and cause the Borrower to grant security in favor of the lenders over all such shares and over any promissory note or guarantee provided by Alfa Holdings in connection with its or its affiliates' obligations under the Golden Purchase Agreement (each to the extent possible under the Golden Purchase Agreement or by obtaining Alfa Holdings' consent) and to lend a portion of the proceeds of the sale of the Golden Telecom shares to the Borrower (b) cause (i) the current parent of the Central European division to grant security over its shares in the Delaware holding companies of the Central European unit in favor of the lenders, (ii) the shares of the companies comprising the Central European division to be transferred to a new subsidiary of the Company and the shares of such new company to be transferred to the Borrower and (iii) the Borrower to grant security over the shares of such new company in favor of the Banks; and

          (6) require the Company to apply (a) E50 million of the sale proceeds of the shares in Golden Telecom in prepayment of loans outstanding under the Amended Bank Facility (to be payable in two equal installments by May 31, 2001 if the Closing occurs prior to that date, or payable in a single payment at the Closing if the Closing occurs on or after May 31, 2001); and
     (b) the proceeds of any sale of the Central European division to prepayment of the Amended Bank Facility and the cancellation of commitments provided that (i) if such proceeds received on or before September 30, 2001 (x) exceed E25 million, the amount of such excess shall not be applied to the cancellation of commitments and (y) do not exceed E25 million, the commitments will be reduced by all such proceeds received up to E50 million;

          (7) require if the Company issues new shares, any proceeds of such issuance in excess of $50 million and the proceeds of any other raising of funds by the Company or any of its subsidiaries (other than the Borrower and its Subsidiaries or the Central Europe division), to be applied to the prepayment and cancellation of the Amended Bank Facility, provided that the parties have agreed to work together in good faith to endeavor to identify, discuss, and implement changes to the Supplemental Agreement and Amended Bank Facility necessary or appropriate to obtain such investment;

          (8) require the Company and Borrower to hold their cash in an account in the name of the Borrower, which account is pledged to the lenders, with certain exceptions, including (a) $50 million in proceeds from the financing described in (7) above, (b) E35 million in respect of the Working Capital Facility, (c) approximately $35 million and E32 million in restricted cash held in support of third party obligations, (d) aggregate cash balances of the Company and the Borrower not to exceed E7.5 million, and (e) $10 million in an account in the Company's name subject to a pledge to the lenders;

          (9) restrict the Company and its subsidiaries from entering into joint ventures and partnerships and from making acquisitions, other than, among other things, certain acquisitions and other transactions for consideration consisting of the issuance of shares of the Company, provided that the total liabilities of the Company and its subsidiaries in respect of such transactions does not exceed $25 million; and

          (10) prohibit payments by the Borrower and its subsidiaries to other subsidiaries of the Company and GTS Europe B.V., other than (a) payments to GTS Europe B.V. to an account pledged in favor of the lenders, (b) disposals relating to the Asset Transfers, (c) certain transactions relating to Golden Telecom and the Central European division and (d) provided no default has occurred under the Amended Facility, payment of E6,400,000 to the Company in respect of the cash outflows during April 2001 and, in respect of each month thereafter, the amount required to meet cash outflows of the Company during such month up to certain agreed amounts, including amounts payable by the Company on behalf of the Borrower and its subsidiaries.

     Effectiveness of the Supplemental Agreement and Amended Bank Facility is subject to the transfer of certain directly owned GTS subsidiaries to the Borrower described above, the delivery of legal opinions and other documentation and the satisfaction of certain customary conditions precedent. The Company and the Borrower are in the process of completing the legal documentation needed to satisfy these conditions precedent, which is expected to be finalized shortly.

     The Company believes that, combined with internally generated cash and the proceeds of asset sales, the terms of the Supplemental Agreement and the Amended Bank Facility should provide adequate funding to allow the Company and the Borrower to meet their business plans through March 31, 2002. The Amended Bank Facility provides that the parties intend to work with each other in good faith towards the objective of closing a refinancing of the Amended Bank Facility in full as soon as reasonably practical.

  OTHER POSSIBLE DELEVERAGING INITIATIVES

     The Company is also considering undertaking other actions in order to reduce the amount of indebtedness on its balance sheet. Among the measures that the Company may undertake are purchases, in private negotiated transactions, of its outstanding convertible securities, including its 5 3/4% Convertible Subordinated Debentures due 2010 and the Depositary Shares representing shares of its 7 1/4% Cumulative Convertible Preferred Stock. Such purchases may take the form of exchanges of newly issued shares of common stock of the Company for convertible securities surrendered by the holder. Any such transactions will be made in compliance with applicable securities laws, the provisions of the instruments governing such convertible securities, the indenture governing the Company's 9 7/8% Senior Notes, and the Amended Bank Facility.

     If the Company is not successful in (1) increasing its available cash resources through asset sales, including pursuant to the Golden Purchase Agreement, or other means in the second quarter of 2001 and the balance of the year, (2) completing the Esprit Restructuring and (3) satisfying the financial covenant and other conditions to borrowing under the Amended Bank Facility, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a substantial curtailment of capital and other expenditures, a sale of assets (in addition to those assets the Company is trying to sell as part of the Restructuring), a sale of the Company, halting certain operations of the Company, or seeking the protection of applicable bankruptcy or insolvency laws for units of the Company or the Company as a whole. Any person considering an investment in any of the Company's securities or the securities of its subsidiaries is urged to consider these risks. All of the statements set forth in this report are qualified by reference to these considerations, as well as the matters addressed under "-- Certain Considerations Generally Applicable to Our Company."

BUSINESS OVERVIEW AND STRATEGY

     We are Europe's premier independent broadband network services provider. Our goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

     - our pan-European broadband fiber optic network, which extends approximately 21,000 kilometers, connects 56 cities in 20 countries, and is the largest such operational network in Europe;

     - our pan-European Tier 1 Internet Protocol ("IP") backbone, which carries approximately 5% of the total Internet traffic, 25% of all European Internet traffic and is the first European IP network to operate at 10 gigabits per second; and

     - our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers.

The key elements of our strategy for achieving this goal are as follows:

  FOCUS OUR ACTIVITIES ON OUR CORE EXPERTISE IN OPTICAL AND IP NETWORKING

     We intend to capitalize on the market downturn by focusing our aggressive sales and marketing activities on the services offered on our leading broadband optical and IP-based network and hosting center infrastructure. Our depth of experience in operating one of the largest and most technologically advanced network infrastructures in Europe is of great value to those companies that offer application and other advanced services that require broadband infrastructure. During 2001, we plan to expand our service portfolio through our own and partner-initiated service platforms which add value in the IP-based communications market with minimal additional capital expenditure.

     Our basic service portfolio is available in each country in Europe in which we operate. We intend to continue to develop and market managed networking services such as Managed Bandwidth and Managed Intranet Services to our service provider, enterprise and media customers. We will market more advanced, value-added services to our customers as their communications needs evolve from basic Internet connectivity to full utilization IP-based communication services, such as corporate intranets and virtual private networks.

  BUILD ON OUR LEADERSHIP POSITION IN THE CARRIERS' CARRIER MARKET TO PENETRATE A BROADER BANDWIDTH INTENSIVE CUSTOMER BASE

     Since we began offering service on our fiber optic network in November 1996, we have developed a significant customer base comprised of telecommunications carriers, Internet service providers Internet-centric and other bandwidth-intensive customers. We serve over 200 of the leading telecommunication and data customers in Europe and North America. As a result of being first in the market, we have gained significant experience in developing service innovations and tailoring our service offerings to meet our customers' rapidly evolving needs. We intend to build on our success in delivering broadband service to carriers by increasingly focusing on emerging bandwidth- and Internet-intensive companies. These types of customers include broadband multimedia providers, content providers, such as motion picture studios and broadcasters, and emerging data transmission providers, such as wireless operators. By providing scalable, secure, high quality services to our customers, we seek to establish ourselves as their strategic communications partner.

  EXPLOIT THE REACH AND CAPACITY OF OUR FIBER OPTIC NETWORK

     We will continue to invest in our network to expand its geographic reach and capacity in order to ensure that we can accommodate our customers' future capacity requirements. As of December 31, 2000, our network extended approximately 21,000 kilometers across Europe. This network is almost entirely based on advanced dense wave division multiplexing technology with a minimum of 100 gigabits per second multiplexors installed on all routes. In the core of the network connecting London, Amsterdam, Paris, Frankfurt and Brussels a second system upgradeable to 96 wavelengths of 10 gigabits per second has been implemented to satisfy demand beyond 100 gigabits per second. Second fiber pairs supporting dense wave division multiplexing at 96 x 10 gigabits per second will be brought into service on other routes configured at 100 gigabits per second as required. Where dense wave division multiplexing has been installed for the first time on new high density routes (Copenhagen-Oslo-Stockholm and London-Manchester-Edinburgh-Dublin), 80 or 96 x 10 gigabits per second systems are initially being installed.

     In particular, the following features also demonstrate the diversity, strength and competitive advantages of our network:

     - City Enterprise Networks. In order to offer true end-to-end transmission services to our carrier, business and other bandwidth-intensive customers, we have built, and intend to build additional, intracity fiber networks, or City Enterprise Networks, in major European cities. We currently operate nine such networks in Amsterdam, Frankfurt, Milan, Paris, Budapest, Prague, Berlin, Geneva and Stockholm. In addition, during 2001, we expect to complete the deployment of City Enterprise Networks in five additional cities (Dusseldorf, London, Madrid, Vienna and Zurich). Each City Enterprise Network is designed to connect, within a city, its major Internet and telecommunications transmission centers, including points of presence on our network, telehouses, Internet exchange points and, where economically feasible, our existing customers' points of presence in that city. Such networks allow us to reach our customers without relying on third-party local access providers. We expect to improve service quality and realize higher margins as we manage more traffic end-to-end over our network.

     - Substantial transatlantic capacity. We believe that a large portion of our market growth will come in the form of IP-based data services. We currently lease transatlantic capacity from third parties. Because a majority of IP traffic originates in the United States, we have invested in our own transatlantic capacity infrastructure through the acquisition of a dedicated fiber pair on the FLAG Atlantic-1 transatlantic fiber optic link. By owning this fiber pair, we will acquire capacity of 80 gigabits per second upgradeable up to a maximum of 400 gigabits per second of fully protected capacity from the New York City area directly to our European network. We believe that owning a large volume of transatlantic capacity to and from the United States will enhance our competitive low cost position in Europe while extending our network to the U.S. at favorable prices. We expect the FLAG Atlantic-1 link to be operational by mid-2001.

     - Data and Web-hosting centers to support Web-based services. We have deployed and intend to continue to develop data- and Web-hosting centers on our network near key public Internet exchange points to strengthen our portfolio of Web-based services. This provides us with the necessary facilities to undertake secure co-location, data- and Web-hosting services and facilitates our ability to offer a range of communication services. We have established data- and Web-hosting capability in, Bracknell (UK), London, Amsterdam, Frankfurt and Paris. We intend to offer data- and Web-hosting capability through existing facilities in up to five additional cities by the end of 2001. These centers are a natural extension of our strategy to meet the end-to-end needs of the Web- and media-centric content and application providers who are leading the rapid growth of the Internet- and multimedia-related segments of our target markets. In addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their business activities and provide peering arrangements.

  CAPITALIZE ON THE "EBONE" BRAND NAME

     In the first quarter of 2001, we re-branded our Broadband Services unit under the name "Ebone." The Company acquired Ebone in 1998. Originating in 1991, Ebone is the largest European Internet backbone and provides access to more than 150 ISP's across Europe. Through the re-branding program the Company is seeking to expand our market share, increase customer loyalty and capitalize on Ebone's reputation for quality and expertise.

OUR EUROPEAN OPERATIONS

  OVERVIEW

     AS DISCUSSED UNDER "-- IMPLEMENTATION OF THE NOVEMBER 2000 RESTRUCTURING AND OTHER RECENT DEVELOPMENTS," THE COMPANY IS IN THE COURSE OF RE-FOCUSING ITS OPERATIONS ON PROVIDING DATA AND INTERNET-RELATED SERVICES AND SELLING OR OTHERWISE DISPOSING OF ITS BUSINESS SERVICES UNIT, CENTRAL EUROPEAN OPERATIONS AND ITS INTEREST IN GOLDEN TELECOM. ACCORDINGLY, WHILE WE MAY CURRENTLY OFFER VOICE AND ENHANCED VOICE TELEPHONY SERVICES AND INTERNATIONAL SWITCHING AND TRANSIT SERVICES TO THE "WHOLESALE" MARKET, IT IS THE COMPANY'S INTENTION TO DISCONTINUE OFFERING THESE SERVICES WHEN THE RESTRUCTURING HAS BEEN COMPLETED. THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS SHOULD BE READ IN THAT LIGHT.

     We are one of the leading European providers of managed bandwidth and related communications services to carriers, Internet service providers and other bandwidth-intensive customers. We have the largest centrally managed fiber optic network in Europe and a Tier 1 Internet backbone network. We offer a portfolio of bundled voice, data and Internet services to small-to-medium sized enterprises and pan-European companies in 20 European countries.

     We seek to capitalize on the increasing demand in Europe for communication services and products, in which businesses utilize data networks to perform key business communications processes. We believe that a wide variety of businesses, both large and small, will increasingly consume bandwidth to communicate, improve operating efficiencies and transact commerce in secure, reliable and cost-effective ways. We currently provide these customers with a range of voice and data services, including, in selected European countries, dedicated Internet access and virtual private network services. As we develop and expand our suite of services to include, among others, Web-hosting, co-location, messaging and remote access services and we complete the Restructuring, we expect to realize substantially all of our revenue from businesses that purchase managed bandwidth and backbone transmission services from us and that rely on bandwidth-intensive, IP-based applications to communicate with customers, suppliers and employees.

     We began providing broadband carrier services in November 1996 and are recognized as a pioneer in fiber optic network deployment and service development. We have established long-term contracts with these customers. We provide mission-critical value-added services to these customers and increasingly seek to establish ourselves as their strategic partner. This integration into our customers' operations often provides us with the opportunity to introduce and implement additional services, which enable us to further penetrate our customer base.

     Customers of our broadband services include:

     - European incumbent telecommunications operators

     - Alternative carriers

     - Voice resellers

     - International carriers

     - Internet service providers

     - Medium and large trans-European multinational enterprises

     We believe that the trend toward substantial increases in the volume of data traffic is being driven by the rapid growth of the Internet and bandwidth-intensive applications that require scalable, high-quality, cost-effective network services. In addition, we believe that our customers will increasingly demand Internet-or IP-based services, such as Internet access, Web-hosting and data management services, in order to participate in the expected growth of data communication and the Internet. In order to reinforce our leadership position, we will continue to add new services on our network and sell our services in additional markets throughout Europe.

  BROADBAND SERVICES

     We have developed a broad range of services that vary in technology (synchronous digital hierarchy, dense wavelength division multiplexing, IP), configuration (point-to-point, ring, virtual network services), quality requirements, and geographical reach (domestic, pan-European, transatlantic services). Service innovation and the ability to package and price services flexibly allow us to effectively serve the needs of our customers.

     Our network services have the following competitive advantages:

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

     - Cost-reduction through advanced technology. We have substantially reduced our unit cost by increasing the available capacity on a fiber pair and deploying advanced dense wavelength division multiplexing technology.

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

     We tailor our services to meet the diverse requirements of various customer segments which require managed bandwidth services from two categories of platforms:

     - Optical Services. We offer 2.5 gigabits per second and 10 gigabits per second managed wavelength services, primarily to telecommunications, network and Internet service provider customers. As the leader in managed optical services in Europe, we expect this service to continue to be central to our service offerings.

     - International Private Leased Circuits via Synchronous Digital Hierarchy platforms. We offer point-to-point managed bandwidth services in speeds ranging from 2 megabits per second to 2.5 gigabits per second. These services can be tailored via protected and unprotected network paths to provide the proper cost and reliability factors demanded by various customer segments. These services are expected to continue to grow in demand from telecommunication, network and Internet service providers as well as Enterprise customers.

     IP-based Services. The current and future growth of the Internet has a significant impact on the network service provider business. In addition to increasing the amount of data that is being transported across borders, the Internet influences the transport technologies, the traffic patterns and the segments that require carrier-like services.

     We offer to Internet service providers, value added network service providers, multimedia application providers and Web-hosting companies a carrier-grade Internet platform. We provide general purpose, congestion free access to the worldwide Internet and low delay, high performance access to the European domain of the worldwide Internet. In addition, we are using optical IP technology to offer in Europe real-time IP performance that is needed by IP operators and by voice, fax and video over IP providers.

     We offer Internet connectivity for both the wholesale and retail markets in speeds from 2 megabits per second to 2.5 gigabits per second, and co-location services on this network through our hosting centers. During 2001 we expect to expand our portfolio of services through our own and partner-initiated service platforms to add value in the IP market.

     We will actively market these new services to our existing customer base and to other European companies that view the Internet as critical to their expansion plans. Specifically, we plan to extend our data-and Web-hosting services to enable customers in developing market segments such as media and enterprise customers to distribute applications from our data- and Web-hosting centers.

  BUSINESS SERVICES TO BE DIVESTED OR DISCONTINUED

     THE OPERATIONS OFFERING THE FOLLOWING SERVICES WILL BE DIVESTED OR DISCONTINUED BY THE COMPANY AS PART OF THE RESTRUCTURING.

     Voice Services

     We currently offer national and international direct and indirect access services for voice communications as well as enhanced voice services.

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

     Enhanced Voice Services. On a more limited basis, the Company has also other voice services, including pre- and post-paid calling cards, national and international toll-free service, conferencing services, and pre-paid mobile phone services.

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

  SALES AND MARKETING

     Network Services

     The term of a typical customer agreement for our broadband services currently ranges from six months to ten years. Our customer agrees to purchase, and we agree to provide, transmission services. In general our customer agrees to pay certain nonrecurring charges up-front and recurring charges on an annual basis, payable in twelve monthly installments. If a customer terminates a service order prior to the end of the contract term, the customer is generally required to pay us a cancellation charge equal to three months of service for each of the twelve months remaining in the contract term. We typically guarantee transmission services to a specified service level. If such levels are not met or we fail to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable in respect of the relevant link. Our low cost basis is due to, among other things, our network's use of advanced fiber optic cable and electronic equipment permitting high capacity transmission over longer distances between regeneration/amplifier facilities than legacy networks.

     Our enterprise customers typically choose contract terms not in excess of 3 years. These customers consume Internet and Managed Network Services from Ebone to meet their network-related needs. The role of the network service provider is typically crucial in the ability of these businesses to meet their own growth and revenue plan, so our contracts offer strict Service Level Agreements against a credit charge.

     Marketing activities consist of building the service portfolio for the segments in which we operate and providing leads and other sales-related activity to the sales force in each of our countries. The sales organization in each country is focused exclusively on customers and customer-related activity, with all other administrative and market activities run centrally. We have sales offices in Austria, Belgium, the Czech Republic, Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Slovakia, Spain, Sweden, Switzerland and the United Kingdom.

OUR NETWORK INFRASTRUCTURE

  OVERVIEW

     Our network infrastructure consists of our pan-European fiber optic network, our City Enterprise Networks, in the dedicated fiber pair we have purchased on the FLAG Atlantic-1 transatlantic fiber optic cable, our data-and Web-hosting centers and our operations system and support functions. In Europe, our network has 65 carrier points of presence in 47 cities, and 56 IP nodes in 40 cities. The fiber optic network spans approximately 21,000 kilometers and 17 countries. In addition, nine intra-city fiber networks are currently operational.

  NETWORK DESIGN

     The design of our pan-European network is based on a layered architecture which separates the physical layer, the optical layer, the transmission layer, and the data (IP) layer of our network with standard interfaces and protocols in order to optimize design and operation and provide flexibility for introducing new technologies, new applications and new services.

     Physical Layer. The physical layer of our pan-European fiber optic network is based on a mesh of dark fiber routes interconnecting cities on our network via at least two or three physically diverse paths for maximum resilience against fiber or facilities failures.

     Optical Layer. The optical layer of our pan-European fiber optic network represents the core of our network and is based on dense wavelength division multiplexing. This layer supports the provision of optical services directly to customers at 2.5 gigabits per second and provides for the operation of multiple synchronous digital hierarchy and/or IP systems to run concurrently on a single fiber pair in a highly cost efficient manner. The optical layer of our network is based largely on Ciena 40 x 2.5 gigabits per second and 96 x 10 gigabits per second. wavelength systems with a capacity of 100 gigabits per second on a fiber pair using dense wavelength division multiplexing technology. Dense wavelength division multiplexing, or DWDM, is a technology that allows transmission of multiple waves of light over a single fiber optic strand, thereby increasing network capacity. By using current dense wavelength division multiplexing technology, we are able to derive up to 96 wavelengths per fiber optic pair, each wavelength with a capacity of 10 gigabits per second, for a total capacity of 960 gigabits per second over a single fiber optic pair.

     Transmission Layer. We are using synchronous digital hierarchy (SDH) time division multiplexing equipment to consolidate, groom and add or drop low and high order traffic coming from our various network components and to support the provision of synchronous digital hierarchy leased line services to customers at data transmission rates ranging from 2 megabits per second to 622 megabits per second. The synchronous digital hierarchy layer of our pan-European fiber optic network runs via dense wavelength division multiplexing channels in our network with a multilayered architecture consisting of multiple synchronous digital hierarchy rings optimized for different traffic characteristics.

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

     Internet Protocol Layer. Backbone links interconnect core pan-European fiber optic network nodes at data transmission rates of 2.5 gigabits per second, providing high quality, seamless Internet protocol connections throughout Europe. Core network routers are deployed in a redundant configuration to ensure maximum reliability. Since we design and operate directly both the optical network layer and the Internet protocol layer, a further optimization of the resulting network architecture is achieved. The Internet application implemented on top of the gigabit Internet protocol platform places us among the prominent Tier 1 Internet service providers in Europe, with direct connections to the other major European Internet backbone providers. For a direct interconnection with major U.S. Internet backbones, two network nodes are deployed in the United States, with high speed connections to the European gigabit backbone. The high performance core IP network is designed to support a flexible introduction of IP-based value added services at the edge of our network.

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

  Network Capacity

     Our pan-European fiber optic network includes Ciena 40 x 2.5 gigabits per second dense wavelength division multiplexing systems on a substantial majority of our routes. In addition, a second 96 x 10 gigabits per second capable system is installed on routes interconnecting London, Amsterdam, Frankfurt, Dusseldorf, Paris and Brussels, the cities which comprise the core of our network.

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

  City Enterprise Networks

     We currently operate nine City Enterprise Networks in Amsterdam, Frankfurt, Milan, Paris, Budapest, Prague, Berlin, Geneva and Stockholm. We expect to complete the deployment of intracity fiber networks in the following five additional cities during 2001: Dusseldorf, London, Madrid, Vienna and Zurich.

     Each City Enterprise Network will be designed to connect, within a city, its major telecommunications transmission centers, including points of presence on our pan-European fiber optic network, our data and Web-hosting centers, our other points of presence in such city, telehouses, Internet exchange points and, where economically feasible, our existing customers' points of presence in that city.

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

  The Transatlantic Expansion of our Fiber Optic Network

     We currently provide connectivity from Europe to the United States through capacity leased from third parties. On October 13, 1999, we announced that we had committed to purchase one dedicated fiber pair on FLAG Atlantic-1, the world's first transatlantic dual cable system designed to carry voice, high speed data and video traffic at data transmission rates of up to 2.4 terabits per second. By owning this fiber pair, we will acquire capacity of 80 gigabits per second upgradeable to a maximum capacity of 400 gigabits per second of fully protected capacity (or 800 gigabits per second of unprotected capacity) from the New York City area directly to our network in Europe. This supply of capacity will allow us to accommodate the growing volume of transatlantic traffic at a competitive low cost base. We expect to commence service on our fiber pair on FLAG Atlantic-1 by mid-2001.

  Data- and Web-Hosting Centers

     Our strategy is to expand our Internet services portfolio by deploying data and Web-hosting centers on our network near key public Internet exchange points. This will establish the necessary facilities to undertake data and Web-hosting services and facilitate the provision of IP-based services. These centers will allow us to meet the end-to-end needs of the providers of Web and media-centric content and applications who are leading the rapid growth of the Internet and multimedia related segments of our target markets in Europe. Thus, in addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their Internet-related activities and provide peering arrangements.

     During 2000, we established data and Web-hosting capability in Bracknell
(UK), London, Frankfurt, Paris and Amsterdam. We intend to deploy data and webhosting capacity through existing facilities in up to five additional cities by the end of 2001. These facilities will be specifically designed to offer high speed access to our network and provide co-location, dedicated and shared data- and Web-hosting services.

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

     Increasing Internet demand is driving Internet service providers to co-locate their servers and IP routers closer to their customers, thereby improving their network reach and performance. Data-and Web-hosting centers directly connecting Web servers to an IP backbone remove the bottlenecks associated with traditional hosting facilities. In addition, increasing demand for Web content is driving Web-centric companies to locate servers at those facilities to ensure superior Internet connectivity. Our data- and Web-hosting centers will offer seamless and scalable Internet connectivity for emerging Internet service providers and Web-centric companies, offering a direct connection to our pan-European seamless network at bandwidths of initially 2.5 gigabits per second, with upgrades up to 10 gigabits per second. We believe that offering data- and Web-hosting services will provide opportunities to cross-sell services on our fiber optic network, thereby improving customer retention and enabling us to address new target segments.

  Operations, Systems and Support

     Our operations, systems and support functions consist of two main areas: customer care and billing and network operating services and systems. In performing our operations functions, we work with particular companies and sub-contractors that we believe are committed to maintaining our industry-leading service offerings.

     We seek to provide premium customer care throughout our business. Our customer care and billing system provides us with extensive customer information, which is critical to customer retention and account growth.

COMPETITION

     The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still dominant incumbent telecommunications operators which own and operate fully built networks and infrastructure, as well as new market entrants.

     The markets for managed bandwidth services, local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the Internet services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors have compelled us to lower our prices or modify our service offerings to remain competitive. Since the first quarter of 2000, the market capitalization of many start-up telecommunications companies has declined and access to the capital markets, including venture capital, has been difficult, except for the dominant incumbent, formerly state-owned operators and those new entrants that investors believe have a viable plan to attain profitability. Many of the start-ups may downsize, fail, be acquired or consolidate. The resulting shakeout may result in fewer competitors, but remaining competitors, including the incumbent operators, will be providers that may have greater financial and other resources than the Company to withstand an economic downturn.

     For our broadband, data and Internet services customers, we compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc, Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Many of these entities have begun to construct or are operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, provide transatlantic connectivity, in competition with our network and our existing and planned City Enterprise Networks.

OUR OPERATIONS IN CENTRAL EUROPE

     AS INDICATED UNDER "-- IMPLEMENTATION OF THE NOVEMBER 2000 RESTRUCTURING AND OTHER RECENT DEVELOPMENTS," WE ARE SEEKING TO DIVEST OUR CENTRAL EUROPEAN OPERATIONS., THE COMPANY EXPECTS TO RETAIN ITS TRANSBORDER FIBER OPTIC NETWORK IN THIS REGION.

     We are a leading alternative provider of data, Internet access and voice services in the Czech Republic, Hungary, Poland, Romania and Slovakia. Our core business in the region is derived from providing IP transit, managed bandwidth, data communications and corporate voice-based services to customers based in the region. We provide these services on a diverse set of infrastructure assets including City Enterprise Networks, which we operate in Prague and Budapest, VSATs deployed in the Czech Republic, Hungary and Romania, a national microwave network in Hungary, and leased and owned dark fiber, which we expect will connect our City Enterprise Networks to our pan-European fiber optic network by the third quarter of 2001.

     As part of our divestiture process, the Company expects to retain its transborder fiber optic network within this region; however, the national and city networks and in-country customers would remain with the Central European business. Further, we contemplate that the Central European business will continue to provide broadband services to its customers, upon its divestiture, through the means of a proposed distributor agreement between the Company and the Central European business.

OUR OPERATIONS IN RUSSIA AND OTHER COUNTRIES OF THE CIS - GOLDEN TELECOM

     THE FOLLOWING DISCUSSION OF GOLDEN TELECOM'S OPERATIONS SHOULD BE READ IN LIGHT OF THE RESTRUCTURING AND THE AGREEMENT THE COMPANY HAS CONCLUDED TO SELL UP TO ITS ENTIRE EQUITY INTEREST IN GOLDEN TELECOM. SEE "-- IMPLEMENTATION OF THE NOVEMBER 2000 RESTRUCTURING AND OTHER RECENT DEVELOPMENTS -- AGREEMENT TO SELL THE CERTAIN OF COMPANY'S SHARES IN GOLDEN TELECOM."

     Through our majority owned subsidiary, Golden Telecom, Inc., we provide telecommunications services to business customers and telecommunications operators in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia and other countries of the CIS. The services that Golden Telecom provides include international long distance services, domestic long distance services, high speed data transmission, Internet access and local access services. Dedicated and leased capacity supplements our own infrastructure, allowing us to bypass the severely congested and poorly maintained local, domestic and long distance circuits of the Russian and Ukrainian carriers.

     Golden Telecom seeks to integrate and co-market the service offerings of its subsidiaries, utilizing TeleRoss as the long distance and local access provider as well as the data communications and Internet access network for business applications and on-line services, with Sovintel as the international gateway. This integrated marketing approach enables Golden Telecom to provide comprehensive telecommunications solutions to multinational corporations operating throughout Russia and other independent countries of the CIS. In addition, in February 2000, Golden Telecom entered into a fifteen-year lease with Sonera Corporation for broadband fiber optic capacity from Moscow to Stockholm. This link provides Golden Telecom and its customers with access to complementary broadband and data networks in Europe and beyond, including our network.

HISTORICAL OVERVIEW

     We were founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. We incorporated as a for-profit corporation in 1986, and reincorporated in Delaware in 1993 and changed our name to Global TeleSystems, Inc. in February 1995. Our principal business office is located at 4121 Wilson Boulevard, 7th floor, Arlington, Virginia 22203, United States, and our telephone number is (703) 236-3100 and (703) 258-3401 after April 15, 2001.

     From our inception until 1998, we focused on (1) providing telecommunications services in emerging markets, particularly in Russia and Central Europe and (2) establishing and developing Global TeleSystems Europe B.V. ("GTS Europe B.V."), formerly known as Hermes Europe Railtel B.V., our subsidiary which deployed the first high speed fiber optic network across Western Europe and provides a range of bandwidth and IP services to traditional and emerging communications companies.

     After our initial public offering in February 1998, we adapted our strategy to address the effects of the economic crisis in emerging markets, particularly Russia, the emergence of the Internet Protocol as a widely accepted transport protocol and the deregulation of the provision of telecommunications services to end-users in Western Europe. We sought to build on the success of our pan-European fiber optic network by developing a plan to provide telecommunications services directly to businesses and other end-users. Accordingly, in late 1998 and in 1999, we acquired four companies that provided such services to businesses and other high usage customers in Western Europe:
GTS (Europe) Ltd., NetSource, Omnicom and InTouch. In addition, in order to position ourselves as a Tier-1 Internet service provider in Europe and target the higher growth European Internet market, we acquired Ebone in 1998.

     On September 30, 1999, we contributed all of our Russian and CIS operations to a newly formed subsidiary, Golden Telecom, Inc., which effected an initial public offering of its common stock on October 5, 1999. We currently own approximately 61.5% of the common stock of Golden Telecom.

     On February 18, 2000, GTS completed its acquisition of Netcom Internet Limited ("Netcom"). Netcom was an Internet service provider in the United Kingdom, which provides dedicated and dial-up Internet access, Web-hosting, server co-location, Internet protocol virtual private networks and other services.

     In November 2000, the Company's management determined to implement the Restructuring, which will result in the disposition or discontinuance of the business services operations of the former Esprit, NetSource, Omnicom and InTouch. See "-- Implementation of the November 2000 Restructuring and Other Recent Developments."

LICENSES AND REGULATORY ISSUES

OVERVIEW OF EU TELECOMMUNICATIONS LAW AND POLICY

     UPON COMPLETION OF THE RESTRUCTURING AND THE ESPRIT RESTRUCTURING, THE PORTIONS OF THE REGULATORY DISCUSSION BELOW, WHICH PERTAIN TO REGULATION OF VOICE OR ENHANCED VOICE AND TELEPHONY SERVICES AND GOLDEN TELECOM, WILL NO LONGER BE APPLICABLE TO THE COMPANY'S OPERATIONS. SEE "-- IMPLEMENTATION OF THE NOVEMBER 2000 RESTRUCTURING AND OTHER RECENT DEVELOPMENTS."

     The EU has progressively liberalized its telecommunications markets over the past decade. In 1990, the EU adopted two measures: the Open Network Provision Framework Directive and the Services Directive. These two directives set forth basic rules for access to public telephone networks and required the liberalization of the provision of all telecommunications services within the EU except for certain "reserved services," including voice telephony.

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

     As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services and deploy our network. Local laws and regulations and the interpretation of such laws and regulations differ significantly among the jurisdictions in which we operate. For a discussion of the regulatory risks we face, see "-- Certain Considerations Generally Applicable to Our
Company -- Risks associated with regulatory matters."

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

     France. The French telecommunications market was fully liberalized in January 1998. We have licenses to build and operate our network, including City Enterprises Networks, and provide managed bandwidth and related services in France. We also have licenses that permit us to provide public telephony services in France. In addition, we have been granted one of seven available one digit carrier selection code by the French regulatory authority. In exchange for the grant of the one digit code, certain network deployment obligations have been imposed on us. We are now in the process of building out a national network in France. The licenses are valid for a 15 year period from the date of issue. See Item 3 -- "Legal Proceedings."

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

     Luxembourg. The telecommunications market of Luxembourg was fully liberalized in July 1998. We have licenses to build and operate our network and provide managed bandwidth in Luxembourg. The licenses are valid for 30 years from the date of issue.

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

     United Kingdom. Since the elimination in 1991 of the UK telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of the UK regulatory authority to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The United Kingdom telecommunications market is liberalized beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. We have been granted licenses to build and operate our network, including City Enterprise Networks, and provide our services throughout the United Kingdom.

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

     Under the Act Relating to the Landing and Operation of Submarine Cables in the United States of May 27, 1921, all submarine cable systems that connect to the United States must obtain a landing license granted by the President of the United States. Presidential authority for such licenses has been delegated to the FCC. The owner of the FLAG Atlantic-1 cable, on which we have purchased capacity, has obtained its license to land and operate a private fiber optic submarine cable extending between the United States and the United Kingdom and France.

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

GOLDEN TELECOM

     THE FOLLOWING DISCUSSION OF REGULATION OF GOLDEN TELECOM'S OPERATIONS SHOULD BE READ IN LIGHT OF THE RESTRUCTURING AND THE AGREEMENT THE COMPANY HAS CONCLUDED TO SELL UP TO ITS ENTIRE EQUITY INTEREST IN GOLDEN TELECOM. SEE
"-- IMPLEMENTATION OF THE NOVEMBER 2000 RESTRUCTURING AND OTHER RECENT DEVELOPMENTS -- AGREEMENT TO SELL THE CERTAIN OF COMPANY'S SHARES IN GOLDEN TELECOM."

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

     Telecommunications laws and regulations in Ukraine, while relatively less developed and less comprehensive, are similar in many respects to those of Russia, but are subject to greater risks and uncertainties. Regulations currently prohibit foreign entities from directly owning more than 49% of any telecommunications operating company. Our Ukrainian joint venture agreements provide Golden Telecom with the option of purchasing an additional 1% of the cellular network if these rules are liberalized. The Ukrainian government has imposed substantial frequency permit fees in connection with providing GSM service in Ukraine, and Golden Telecom (Ukraine) has paid a one-time $2.9 million frequency license fee on Golden Telecom (Ukraine)'s license. We cannot assure you that additional fees will not be imposed in the future upon the reissuance and/or renewal of such license or for the continued use of assigned frequencies, nor that the increase in fees will not be implemented again. Ukrainian international operators are also required to make yearly investments into PTSN as a condition of their international licenses. For a comprehensive discussion of these regulatory risks, see also "Certain Considerations Generally Applicable to Our Company -- Certain Considerations Related to Golden Telecom."

  Employees

     On December 31, 2000, we had approximately 2,930 employees, excluding approximately 944 persons employed by Golden Telecom. At that date, approximately 1,300 employees were part of the Business Services division and approximately 530 persons were employed by the Central Europe division.

CERTAIN CONSIDERATIONS GENERALLY APPLICABLE TO OUR COMPANY

     Consummation of the Restructuring is important to the Company's future viability

     The Company intends to complete the Restructuring so that it can focus its resources on its core competency of providing data and Internet services, eliminate any exposure or possible adverse effects which might result from defaulting on the Esprit Notes and raise additional funds from asset sales of non-strategic assets to fund its working capital needs. Failure to accomplish some or all of these objectives could endanger the Company's future viability.

     Based on the Company's current existing cash balances, projected internally generated funds, the Company's recent agreements to divest its voice-focused Business Services business, the sale of a majority of its shares in Golden Telecom and available borrowings under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements through the first quarter of 2002. To address its longer-term funding needs, the Company is in the process of potentially divesting its Central European business operations and is seeking to refinance its indebtedness under the Amended Bank Facility (through a long term facility or otherwise), exploring opportunities to reduce its outstanding debt obligations and seeking additional funding, including through the issuance of new equity or debt securities. If the Company cannot raise additional capital through these steps or otherwise, however, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a substantial curtailment of capital and other expenditures, a sale of assets (in addition to those assets the Company is trying to sell as part of the Restructuring), a sale of the Company, halting certain operations of the Company, or seeking the protection of applicable bankruptcy laws for units of the Company or the Company as a whole.

     As a result of questions concerning our liquidity, our customers and vendors may decide not to do business with us

     Due to concerns regarding our liquidity, customers and vendors may choose to conduct business with us on terms that are less favorable than those customarily extended by them, or not to conduct business with us entirely. Such actions could have a material adverse effect on our business, financial condition and prospects.

     Access to funds under the Amended Bank Facility will depend on our ability to meet conditions to borrowing

     Available funds under the Amended Bank Facility are limited to E300 million pending the negotiation of a new long term facility. Funds under the Amended Bank Facility constitute a substantial portion of the funding that we are relying upon to fund our business plan, including capital expenditures, for the next twelve months. Effectiveness of the Supplemental Agreement and the Amended Bank Facility is subject to the satisfaction of certain conditions precedent, which we expect to complete and which we are in the process of satisfying. Furthermore, availability of funds under the Amended Bank Facility will depend upon our ability to comply with the financial covenants and other conditions to borrowing under the Amended Bank Facility. Although we believe we will be able to satisfy such covenants and conditions, there can be no assurance that we will be able to do so. Failure to comply with such covenants would also result in a default under the Amended Bank Facility, which could have a material adverse effect on our financial condition.

     Our Common Stock may be delisted

     During 2000, the market price for our common stock declined by more than 90%. Although we have taken measures, such as the Restructuring, which are intended to enhance the market price of the common stock, there can be no assurance that the market price will recover to its former levels. We have received a notice dated January 19, 2001 from The New York Stock Exchange ("NYSE") that our common stock failed to maintain the required closing price of $1.00 over a period of 30 consecutive trading days. As a result, the NYSE notified the Company that (i) we must bring the average closing share price back above $1.00 for the 30-trading day period ending on the later of our next annual meeting date or six months following receipt of the notification from the NYSE and (ii) if at the expiration of such period, a $1.00 average closing price has not been obtained, the NYSE may commence suspension and/or delisting procedures. If necessary, we may take a number of steps to help ensure that the closing stock price remains above $1.00 during the relevant time period. However, there can be no assurance that these steps will be successful. In that event, the Company could seek to have its common shares listed in the Nasdaq Small-Cap Issues market or on the Over-the-Counter Bulletin Board market. In that event, trading in shares of our common stock could decrease substantially or could cease altogether, and the market price of common stock would decline further. In addition, if the price of the Company's common stock were to decline to approximately $0.49 for a period of thirty consecutive trading days, the Company would be in jeopardy of not complying with an additional NYSE listing standard, which requires the Company to maintain a market capitalization of at least $100 million.

     We may be unable to meet our substantial debt obligations

     We have incurred substantial debt and may incur substantial additional debt to implement our business plans. Our ability to make principal and interest payments on our debt, even if Esprit Restructuring is completed, will depend upon, among other things, our future operating performance. Our future operating performance depends on a variety of factors, many of which are beyond our control. Because of this uncertainty, we cannot assure you that we will generate sufficient cash flow to make payments on our debt. Insufficient future cash flow could further impair our ability to raise additional equity or debt financing. Our cash flow could also be insufficient to make principal and interest payments on our debt. If this occurs, we may be required to renegotiate the terms of, or to refinance, our long-term debt. We cannot assure you that we would be able to refinance or renegotiate the terms of our debt when required.

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

     If we fail to make the required payments or to comply with our debt covenants, we will default on our debt. A default would permit our debtholders to accelerate the maturity of the debt, which in turn could cause defaults under our other debt. See "-- Implementation of the November 2000 Restructuring and Other Recent Developments'

     Covenants in our debt agreements restrict our operations

     The covenants in our currently outstanding debt and the currently outstanding debt of our subsidiaries may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities and to effect the Restructuring. Among other things, these covenants place limitations as to:

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

     We may continue to have substantial net losses indefinitely which may make it difficult to fund our operations

     We have historically sustained substantial operating and net losses. As a result of the Restructuring, we are planning to reduce substantially our operating expenses and the amount of our outstanding debt obligations and re-focus on our broadband operations, which we believe have stronger prospects for profitability. If we do not become profitable in the future, the value of our common stock may continue to fall and we could have difficulty obtaining funds to continue our operations. We expect to continue incurring significant operating losses during the next several years while we expand our operations, infrastructure, service offerings and customer base in our target markets. In particular, we expect to have negative operating cash flow for the 2001 fiscal year.

     Substantial additional capital is required to expand our network

     We will require significant amounts of capital to implement our business plan. We anticipate that we will incur between $225 million to $275 million in cash capital expenditures in 2001 to expand the reach and capacity of our network, construct additional intracity fiber networks, deploy additional data- and Web-hosting centers in our target metropolitan markets, and to fund our remaining payments associated with the dedicated fiber pair that we have purchased on the FLAG Atlantic-1 transatlantic fiber link. The cash capital expenditure amounts disclosed above excludes the cash capital expenditure requirements for our Golden Telecom, Central European and Business Services businesses that we are in the process of divesting. However, the actual amount and timing of our future capital requirements may differ from our estimates. Thus, financing may be needed to expand the reach and capacity of our network, to construct additional intracity fiber networks, deploy additional data- and Web-hosting centers, to purchase equipment to upgrade the capacity of the dedicated fiber pair we have purchased on the FLAG Atlantic-1 transatlantic fiber link and for general working capital purposes. We cannot assure you that such additional financing will be available on terms acceptable to us or at all. If we fail to obtain this financing, we might have to delay or abandon our plans for expanding the reach and capacity of our network, constructing additional intracity fiber networks, deploying additional data- and Web-hosting centers, and purchasing equipment to upgrade the capacity of the dedicated fiber pair that we have purchased on the FLAG Atlantic-1 transatlantic fiber link, and we may be compelled to sell certain of these assets. Delaying or abandoning these plans or selling such assets could have a material adverse effect on our business and financial condition.

     Competitors with greater resources may adversely affect our revenues

     The markets for managed bandwidth services, local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant incumbent telecommunications operators as well as new market entrants. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the IP services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors have forced us, and may continue to force us, to lower our prices or modify our service offerings to remain competitive. In particular, during 2000, we experienced price erosion of approximately 55% for our broadband services. While we expect price erosion to slow somewhat in 2001, we cannot assure you that we will be able to effectively market our expanded service offerings, keep prices at a profitable level or attract and retain customers. While the downturn in the market may cause certain competitors to downsize, merge or consolidate with other companies or cease to operate, we anticipate continued pricing reductions by our competitors, and, accordingly, expect the prices for our bandwidth and other data services to continue to decrease for the foreseeable future. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources. To the extent that customers perceive that the Company's survival is in question, we may be unable to attract new customers and to retain existing customers. These trends could have a material adverse effect on our business, financial condition and results of operations.

     Competition for customers of our broadband and Internet services

     With respect to our broadband and Internet services, we compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc, Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Some of these entities are already operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, provide transatlantic connectivity. These existing and future networks do or will compete with our network, our Internet-related service offerings and our intracity fiber networks. While the downturn in the market may cause certain competitors to downsize, merge or consolidate with other companies or cease to operate, we continue to expect to encounter strong and vigorous competition.

     We incurred a significant charge for bad debt in 2000 and adverse market conditions may continue

     During the fourth quarter of 2000, we recorded a bad debt reserve of approximately $24.7 million for customer bad debts, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." We created this reserve as a result of our experience of several defaults by start-up or emerging telecommunications providers, which were our customers, and the general tightening of the credit markets. Although we believe this reserve is adequate, we expect adverse market and economic conditions to persist for the foreseeable future. As a result, we may experience late collections and may be compelled to create additional reserves for bad debt.

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

     We may experience a potential lack of customer demand

     Although we have been delivering services to a number of customers and have experienced demand for services in the past, we cannot assure you that customer demand for services over our network will continue to grow. Further, we cannot assure you that there will be enough customer demand to realize the anticipated cash flow, operating efficiencies and cost benefits of our network, even after the Restructuring is completed..

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

     Our actual costs and revenues may vary from what we expect them to be

     Our revenues and the costs of expanding the reach and capacity of our network, constructing additional intracity fiber networks, deploying additional data- and Web-hosting centers, and purchasing equipment to upgrade the transmission capacity of the dedicated fiber pair we have purchased on the FLAG Atlantic-1 transatlantic fiber link and operating our business depend upon a variety of factors, including our ability to:

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

     Due to the uncertainty of these factors, our actual costs and revenues may vary from what we expect them to be and our future capital requirements might increase. Accordingly, we cannot assure you that the amount of funds required to enhance our network and construct additional City Enterprise Networks and deploying additional data- and Web-hosting centers will not be greater than anticipated.

     We may encounter delays in implementing key elements of our business strategy

     Our ability to achieve our strategic objectives will depend in large part on the successful, timely and cost-effective realization of numerous elements of our business plan, including:

     - Implementation of the Restructuring, including the sale of additional non-strategic assets;

     - Our plan to develop and offer seamless connectivity between Europe and the United States;

     - Our plan to complete additional intracity fiber networks in up to five major European cities by the end of 2001;

     - Our plan to deploy, through existing facilities, additional data- and Web-hosting capacity in up to five major European cities by the end of 2001;

     - The execution of agreements with various parties regarding, among other things, rights-of-way, lease of dark fiber and development and maintenance of infrastructure and equipment;

     - The timely performance by third parties of their contractual obligations to engineer, design and construct the infrastructure underlying our additional intracity fiber networks, the extension of our network and the FLAG Atlantic-1 transatlantic cable; and

     - Activation of full capacity on the FLAG Atlantic-1 transatlantic cable which could be delayed or prevented if the FLAG fails to comply with interest coverage and other financial ratios in the credit facility it has entered into to finance construction of the cable.

     We cannot assure you that we will successfully execute these elements of our business plan. In addition, any delays in realizing these elements of our strategy would materially and adversely affect the timely or successful realization of our business plan.

     We believe that our cost estimates and the build-out schedules for our additional intracity fiber networks and data and Web-hosting centers are reasonable with respect to these projects. However, the actual costs or time required to complete the plans could substantially exceed current estimates. Any significant delay or increase in the costs to develop such plans could have a material adverse effect on our operations.

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

     Our business will suffer if we lose key personnel or fail to attract and retain other qualified personnel

     Our operations are managed by a small number of key executive officers. The loss of any of these officers could have a negative effect on our business. The loss of senior management or the failure to recruit additional qualified personnel in the future could significantly impede our financial plans, network development, marketing and other objectives. Although we have designed incentive and compensation programs to retain key employees and have entered into employment agreements with certain executive officers, we cannot assure you as to the continued availability of qualified key executive officers. In addition, certain executive office could leave the employ of the Company upon the completion of the Restructuring.

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

     We will lose tax benefits if we are unable to use our net operating loss carryforwards

     As of December 31, 2000, we had net operating loss carry forwards for U.S. federal tax purposes of approximately $288.6 million expiring in 2004 through 2020. We cannot assure you that U.S. tax authorities will allow us to apply these loss carryforwards, in part or full, to reduce taxes on our future income. Because of the change in ownership provisions of the Tax Reform Act of 1986, our ability to use the tax benefits from our net operating loss carryforwards may be subject to an annual limit.

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

  Risks associated with regulatory matters

  Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets

     Because we plan to provide an expanded array of telecommunications services in Europe, we will become subject to significant additional regulation at the EU, national and local levels. In particular, we must obtain and renew agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities to expand the geographic reach of the network. We must also apply for permits and other regulatory approvals from government and local authorities to construct our additional intracity fiber networks. In addition, we are dependent on FLAG Telecom applying for and obtaining the permits and other regulatory approvals required to build and operate the FLAG Atlantic-1 transatlantic cable link. We cannot assure you that FLAG Telecom will be able to obtain or maintain the necessary lease agreements, regulatory approvals, rights and permits on a timely basis or that we will not be adversely affected by regulatory developments, which could have a material adverse effect on these planned businesses. Delays in receiving regulatory approvals, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from expanding the geographic reach of our network and our service offering.

  We may be liable for information disseminated through our network in EU member states

     The law relating to the regulation and liability of Internet service providers in relation to information carried or disseminated is developing.

     In June 2000, the European Parliament and the Council adopted a Directive on certain legal aspects of information society services, in particular electronic commerce, in the Internal market ('Directive on electronic commerce'). Member States are required to bring into force laws, regulations and administrative provisions necessary to comply with this Directive before January 17, 2002.

     The Directive on electronic commerce applies to us and other service providers established in the EU and aims to establish a consistent legal framework for electronic commerce within the EU.

     The directive includes provisions which limit the liability (other than for prohibitory injunctions) of "intermediaries" (such as Internet service providers and carriers that transmit or host information provided by third party users of the service) in respect of certain access, caching and hosting services provided by them, subject to compliance with certain conditions. The limitations potentially limit civil and criminal liability for all types of illegal activities initiated by third parties on-line (for example, copyright piracy, unfair competition practices, misleading advertising, copyright infringements, defamation, trademark infringements). If an intermediary fails to qualify for such limitations, the nature and scope of its liability will be established on the basis of member states' existing legislation that may not provide us with the same protections from liability.

     Notwithstanding the adoption of the Directive of electronic commerce, the imposition upon Internet and Web-hosting service providers of potential liability for material carried on or disseminated through their systems could require us to implement measures to reduce our exposure to liability. Such measures may require that we spend substantial resources or discontinue some of our service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

  There may be restrictions on our ability to carry certain traffic through our network in EU member states

     In October 1999, the EU adopted a directive on data protection that establishes minimum levels of protection for personal information and imposes limits on the collection, processing, storage and dissemination of such data without the subject's consent. The directive is being implemented in EU member states in various stages. Certain functions that our carrier customers and we perform (such as storage of routing and billing information) are subject to the directive. The directive forbids the transfer of personal information collected in the EU to countries that lack "adequate" privacy protection.

     The US approach to privacy was found by the European Commission to be inadequate for the purposes of the Directive, putting at risk trans-Atlantic data flows. However, in July 2000, the European Commission adopted a Decision determining that an arrangement put in place by the US Department of Commerce, known as the "safe harbor," provides adequate protection for personal data transferred from the EU. Under the "safe harbor" arrangement, which became effective in November 2000, US companies can voluntarily adhere to a set of data protection principles recognized by the Commission as providing adequate protection, and thus, meet the requirements of the Directive regarding transfer of data from the EU to the US. The Company is currently examining the "safe harbor" arrangements which may be available to it.

  Fluctuations in foreign currencies may have an adverse impact on our financial results and may make it more costly for us to pay our U.S. dollar-denominated debt

     Although we have reported our results in U.S. dollars, a substantial portion of our sales and some of our costs, assets and liabilities are denominated in Euros, pounds sterling and other currencies. Changes in foreign currency exchange rates can reduce the value of our assets and revenues and increase our liabilities and costs. The weakening of the Euro against the U.S. dollar during 2000 has had the effect of decreasing reported revenues denominated in such currency when translated into U.S. dollars.

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

  Substantial resales of our common stock may depress our stock price

     We cannot predict what effect future sales of our common stock or the availability of our common stock for sale would have on the market price for our common stock. Sales of large numbers of shares of our common stock in the public market pursuant to effective registration statements under the Securities Act, or the perception that sales could occur, may have an adverse effect on the market price for our common stock. We have filed, and the SEC has declared effective, five registration statements covering the resale of our common stock. Approximately 61 million shares are subject to resale under these registration statements. Additionally, three registration statements on Form S-8 cover the resale of shares of common stock issued to employees, officers and directors under our employee benefit plans.

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

CERTAIN CONSIDERATIONS RELATED TO GOLDEN TELECOM

     Golden Telecom generates substantially all its revenues from operations in Russia, Ukraine and other countries of the Commonwealth of Independent States. All companies operating in the Commonwealth of Independent States, including Golden Telecom, face significant political, economic, regulatory, legal and tax risks, as described below. HOWEVER, THE COMPANY HAS ENTERED INTO AN AGREEMENT TO SELL UP TO ITS ENTIRE EQUITY INTEREST IN GOLDEN TELECOM. SEE "-- IMPLEMENTATION OF THE NOVEMBER 2000 RESTRUCTURING AND OTHER RECENT DEVELOPMENTS -- AGREEMENT TO SELL CERTAIN OF THE COMPANY'S SHARES IN GOLDEN TELECOM." The following considerations should be read in that light.

  Continuing political instability in the countries where Golden Telecom operates could depress foreign and local investment and spending, which could adversely affect its results of operations

     Since the dissolution of the Soviet Union in December 1991, Russia, Ukraine and the other countries where Golden Telecom operates have been undergoing significant political and economic transformation, the result of which is a generally unstable political climate characterized by frequent changes in governments, political gridlock in the legislative process, widespread corruption among government officials and a significant rise in organized crime and other criminal activity.

     This political and economic instability in Russia, Ukraine and the other countries where Golden Telecom operates could disrupt the direction and the pace of political and economic development. Such a disruption could discourage foreign and local investment and spending, in which case demand for Golden Telecom's services could decrease and its results of operations could deteriorate.

  The lack of clear jurisdictional boundaries between central, regional, and local authorities in Russia create a volatile operating environment

     The relatively new constitutional system adopted by Russia in 1993 does not specifically delineate jurisdictional divisions between central, regional and local authorities and during the past several years, regional and local authorities have acquired a measure of autonomy. Since assuming power, President Putin has attempted to reassert central control over Russia's numerous and diverse regions. To the extent that regional and local authorities resist any realignment of power, President Putin's assertion of central authority may lead to tensions or even destabilizing conflict between federal authorities in Moscow and powerful political and financial figures in the regions. In this environment, businesses that operate in Russia's regions are subject to sometimes inconsistent and conflicting demands from central, regional and local authorities, especially in areas concerning state revenue collection. Further, local and regional interpretation of regulations governing the telecommunications industry may conflict with federal interpretation of the same regulations. The lack of clearly delineated jurisdictional boundaries creates an uncertain and volatile operating environment wherein it can be very difficult to implement a consistent operational strategy.

  Political and economic instability in Russia and Ukraine could continue to adversely affect the demand for Golden Telecom's services and its ability to collect on its invoices

     After August 1998, the Russian and Ukrainian economies entered into an economic downturn that was exacerbated by political instability. Although the political situation in Russia may have recently stabilized somewhat as demonstrated by the December 1999 Duma elections, the resignation of former President Yeltsin, and the election of President Putin, if the political situations in the countries in which Golden Telecom operates, especially Ukraine, do not stabilize and if their economies do not strengthen, Golden Telecom expects that demand for its services will remain depressed. The failure and subsequent stagnation of the Russian and Ukrainian economies has also weakened the financial condition and the results of operations of many of Golden Telecom's customers. As a result, some of these customers were unable to pay Golden Telecom's invoices or maintain their telecommunication services, and Golden Telecom's revenues suffered accordingly.

     Demand for Golden Telecom's services has recovered since the August 1998 Russian financial crisis and recent trends indicate that it has surpassed pre-crisis traffic levels for some of its services, however demand for Golden Telecom's services could again become depressed if the Russian and Ukrainian political and economic situations deteriorate.

  The Russian monetary and currency control system could adversely affect Golden Telecom's ability to convert rubles to hard currency and manage cash flows

     The Russian government's default on its obligations to make payments on its internal debt in August 1998 triggered a substantial decline in the value of the ruble and the bankruptcy of a number of prominent Russian banks and businesses. As a result, the value of the ruble against the US dollar fell significantly, and this decline has negatively affected, and continues to affect, Golden Telecom's financial performance. Golden Telecom's consolidated and non-consolidated entities recorded an aggregate $13.1 million pre-tax charge in the third quarter of 1998, $5.3 million in fiscal year 1999, and $2.0 million in fiscal year 2000. These charges related primarily to foreign currency exchange losses for ruble-denominated net monetary assets. Continued decline in the value of the ruble would negatively affect Golden Telecom's results of operations and could require Golden Telecom to record another significant pre-tax charge.

  Fluctuations in the global economy may adversely affect Russia's economy and Golden Telecom's business

     Russia's economy is vulnerable to market downturns, volatile currency fluctuations and economic recessions in other parts of the world. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely effect the Russian economy. Additionally, because Russia produces and exports large amounts commodities in the world market for hard currency, the Russian economy is especially vulnerable to world oil prices and other commodity prices and a steep decline in world commodity prices could disrupt the Russian economy or cause significant state budgetary shortfalls. These developments could severely limit Golden Telecom's access to capital and could adversely affect the purchasing power of its customer base. A dramatic decline in world oil prices could cause severe budgetary shortfalls leading to increased social and political instability.

  Reorganizations of the Russian and Ukrainian telecommunications industries may increase competition

     Russia

     The Russian government has structured the telecommunications industry so that one entity, Svyazinvest, controls Rostelecom, Golden Telecom's partner in Sovintel, one of Golden Telecom's largest units, and most of Golden Telecom's other principal wire-line joint venture partners. During the last several quarters the Russian business press has reported that Rostelecom may be merged with Svyazinvest. This reorganization could make it more difficult for Golden Telecom to attract and retain customers because its business relationships with our joint venture partners, which make up a major component of its business strategy in Russia, may suffer.

     Ukraine

     In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government has reorganized the state telecommunications sector so that Ukrtelekom, the state telecommunications operator, holds all the government's interests in the telecommunications industry. Furthermore, the Ukrainian government has reached an agreement with the foreign partners of Utel, its joint venture, which provides international and domestic long distance services, to buy out their interests in the company. When the buy out is completed, it is expected that Utel will merge with Ukrtelekom.

     The emergence of a single powerful Ukrainian telecommunications provider could make it more difficult for Golden Telecom to attract and retain customers because:

     - A single Ukrainian operator with political connections would be more able to influence the Ukrainian government to create favorable market conditions for itself and cause unfavorable conditions for us;

     - The new company is likely to become a stronger competitor;

     - Our ability to negotiate reasonable interconnection rates may suffer; and

     - Any subsequent privatization of Ukrtelekom may bring in strong management and resources from a major Western telecommunications operator, increasing its competitive strengths.

  Russian and Ukrainian telecommunications policies could restrict Golden Telecom's operations

     Russian and Ukrainian telecommunications regulations govern the procurement and continuing validity of Golden Telecom's licenses and the terms and conditions under which it provides services. Adverse changes to these regulations may make it prohibitively expensive for Golden Telecom to provide services or otherwise frustrate the implementation of our business plans causing a material adverse effect on its results of operations.

     Russia's parliament recently adopted legislation, which, if implemented, could restrict foreign ownership of telecommunications operators if necessary to protect the social order and national security. In addition, the Minister of Communications has publicly stated that he will review the efficacy of wholly owned foreign subsidiaries operating in the telecommunications industry. Any change to current government regulations or policies that negatively affects Golden Telecom's ownership structure or its licenses or ability to obtain licenses in the future would restrict its operations in Russia.

     Ukrainian regulatory authorities have established mandatory tariff guidelines for fixed operator services. The national carrier, Ukrtelekom and its joint venture, Utel, charge settlement fees in excess of the mandatory guidelines. In addition, the mandatory guidelines set tariffs in local currency units and the guidelines do not adjust to reflect the creeping devaluation of the local currency. Consequently, Golden Telecom's pricing structure in Golden Telecom BTS may, from time to time, exceed the limits established in the mandatory guidelines. Any enforcement action undertaken in regard to the pricing guidelines by Ukrainian authority could result in fines or in the suspension or revocation of our Ukrainian licenses.

     Until August 2000, Ukrainian legislation prohibited the establishment and operation of telecommunications ventures in which foreign investors own more than 49%. Golden Telecom does not believe that this prohibition extended to indirect investment by a foreign entity through a wholly owned Ukrainian subsidiary. Golden Telecom's investments in Golden Telecom (Ukraine) are made both directly through a foreign company and indirectly through a wholly owned Ukrainian subsidiary. This direct and indirect investment in Golden Telecom (Ukraine) totals 69%. Golden Telecom (Ukraine), in turn, recently acquired 99% of Sovam Teleport Ukraine. If Ukrainian authorities determine that the prohibition against foreign participation extended to indirect holdings, Golden Telecom would have been in violation of this legislation. Similarly, if Ukrainian authorities reenact the prohibitive legislation against foreign ownership of telecommunications ventures, Golden Telecom could be found to be in violation of the prohibition. The consequences of any historical or future violation are unpredictable and may include fines, license suspension or revocation, or an order to divest a portion of its holdings.

  Golden Telecom's operating licenses may not authorize it to provide all of the services that it offers

     The licensing and regulatory regime in Russia and the markets where Golden Telecom operates frequently do not keep pace with the technological advances in the telecommunications industry. Thus there exists a great deal of ambiguity in regard to the interpretation of licenses and the application of rules and regulations in regard to new services enabled by technological developments in telecommunications infrastructure and software. Although Golden Telecom's operating companies possess a wide range of licenses issued by the Russian Ministry of Communications, it is possible that the technical means by which Golden Telecom delivers some of its service offerings, or the service offerings themselves, may be subject to licensing requirements or restrictions and that Golden Telecom's existing licenses do not satisfy these requirements or that it is in violation of these restrictions. In the event that regulatory authorities determine that Golden Telecom is offering services without the requisite license or that it is delivering services in violation of its existing licenses, one or more of Golden Telecom's operating licenses could be suspended or revoked or it could be subject to fines and penalties. The suspension or revocation of a significant license or the levying of substantial fines could cause a deterioration in Golden Telecom's financial results.

  Russian Anti-Trust Policies may limit Golden Telecom's ability to expand its businesses and to establish market rates for its service offerings

     Recently the Russian Ministry for Anti-Monopoly Policy (MAP), the state agency responsible for establishing and enforcing the state's anti-trust policies, adopted a policy position whereby each licensed telecommunications operator, including Golden Telecom's operating companies, may be classified as a "monopolist." In the event that the MAP policy is enacted and enforced, Golden Telecom's operating companies may be subject to increased state regulation, including the regulation of its pricing structures. Since Golden Telecom's product offerings are frequently priced at a premium in comparison with the state-owned incumbent offerings, it is possible that Golden Telecom could be required to reduce its tariffs. Any state imposed re-pricing of our product offerings could result in a deterioration of its financial results and decreased operating profits. Similarly, if Golden Telecom's operating companies in Russia are classified as monopolists, Golden Telecom's merger and acquisition activities will be subjected to increased scrutiny and MAP may prohibit any mergers or acquisitions proposed by the operating companies. Any such prohibitions will frustrate

Golden Telecom's ability to implement its growth strategy and to combine its operations to achieve cost and other synergies.

  Special fees and taxes levied against telecommunications operators could adversely affect our results of operations

     In May 1999, the Cabinet of Ministers of Ukraine passed a resolution which would, if it had been enforced, effectively increased Golden Telecom's monthly frequency use fees from $25,000 per month to $250,000 per month. However, this resolution was suspended prior to implementation. Still, from time to time, Ukrainian government officials seek to offset budgetary shortfalls by increasing levies extracted from the cellular phone industry. For example, in 1999 the Ukrainian parliament passed legislation introducing a 6% "pension tax" on cellular calls. This cost is passed along to Golden Telecom's Ukrainian customers and may affect the ability of some of our customers to subscribe to Golden Telecom's services. The enactment of other similar industry-specific legislation may have a material adverse effect on demand for Golden Telecom's services and on its results of operations. Similarly, the results of its operations could deteriorate if the government introduces any new frequency fees substantially in excess of the amounts previously budgeted for frequency fees.

  The presence of and the fight against organized crime may adversely affect Golden Telecom's operations

     When customers fail to make full payment for services rendered after several requests for payment, it is Golden Telecom's policy to terminate their services until full payment is received. Golden Telecom believes that some of these customers, particularly those with links to organized crime, may physically endanger its employees or damage its properties, especially those in remote regions of Russia where police protection may be limited. So long as organized crime in Russia and Ukraine remains pervasive, Golden Telecom believes that its employees may be subjected to threats of violence, its property may be damaged, and it may be subject to threats of extortion.

     Growing social and political pressure for the government to eliminate corruption and organized crime could precipitate extraordinary government security measures that could increase Golden Telecom's costs, lead to more restrictive and comprehensive government regulatory oversight of its businesses and otherwise adversely affect its operations.

  Russian and Ukrainian legislation may not adequately protect against expropriation and nationalization

     The governments of Russia and Ukraine have enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that Golden Telecom's property is expropriated or nationalized, legislation provides for fair compensation. However, there can be no assurance that such protections would be enforced. This uncertainty is due to several factors, including:

     - the lack of state budgetary resources;

     - the lack of an independent judiciary and sufficient mechanisms to enforce judgments; and

     - widespread corruption among government officials.

     Expropriation or nationalization of our business would obviously be detrimental to Golden Telecom's operations.

  Broad discretion of Russian and Ukrainian regulators results in inconsistent legislation and unpredictable enforcement

     The dispersion of regulatory powers among a number of government agencies in Russia and Ukraine has resulted in inconsistent or contradictory regulations and unpredictable enforcement. This situation has made it difficult for Golden Telecom to comply with all laws and regulations that appear to apply to it and has resulted in unpredictable regulatory enforcement. For example, pursuant to the Russian Communications Law, Minsvyaz, the Ministry of Communications, has authority to regulate and control the development of the communications industry in Russia. However, there is additional legislation that recognizes and defines the roles of other regulatory organs and jurisdictional boundaries are unclear.

     The Russian Communications Law requires any entity that offers any communications service to obtain the appropriate license in accordance with the Communications Law and other applicable licensing regulations. A similar licensing regime exists in Ukraine. However, neither the Communications Law nor applicable regulations in Russia or Ukraine provide clear guidelines for the issuance or extension of a license, and state agencies exercise broad discretion when determining whether to approve a license application, as well as the terms and conditions of any license. Similarly, Golden Telecom's licenses may not be renewed on the same terms and conditions as preexisting licenses. Such broad discretion in the issuance of licenses may result in arbitrary decision making and may also give rise to opportunities for corruption.

     The Ukrainian regulatory agency requires that the terms of international licenses include provisions requiring licensees to pay unspecified annual amounts into local network development. The required amount of investment has yet to be defined but may be substantial, and Golden Telecom cannot predict whether failure to comply will lead to the revocation of its license or whether the financial burden associated with compliance may be so burdensome as to cause a deterioration in its financial results.

  Golden Telecom may be unable to enforce our rights due to confusion in the laws and legal structures of the countries where it operates

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

  Golden Telecom's Russian and Ukrainian tax burdens may be significantly greater than currently anticipated

     Russia

     It is possible that Golden Telecom's Russian taxes may be greater than the estimated amount that it has expensed to date and paid or accrued on its balance sheets. Because of the need for additional sources of budgetary finance, Russian tax authorities are aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Foreign companies are often forced to negotiate their tax bills with tax inspectors who demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in the tax law, could have a material adverse effect on Golden Telecom's future results of operations or cash flows in a particular period. Under Russian accounting and tax norms, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian-registered entity in Golden Telecom's group pays its own Russian taxes and Golden Telecom cannot offset the profits or losses in any single entity against the profits and losses in any other entity. Golden Telecom's overall effective tax rates may increase or its financial results may worsen as it expands its operations and if Golden Telecom is unable to implement an effective corporate structure that minimizes the effect of these accounting and tax norms.

     Ukraine

     Like the situation in Russia, Ukrainian tax law is unpredictable. The constitution prohibits retroactive legislation, and the tax code requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, Golden Telecom is currently allowed to deduct losses in hryvna, the Ukrainian currency, on hard currency borrowings. This allowance resulted in a significant tax benefit in 1998. Recent decisions by the tax authorities, however, make it unclear as to whether this tax benefit will continue to be available. If this tax benefit is removed, Golden Telecom will be subject to significantly higher tax liability in the event of the continued devaluation of the hryvna.

  The implementation of Russia's new Tax Code may increase our effective tax burden and adversely affect our results of operations

     Russia introduced the first part of its new Tax Code in 1999. The second part of the Tax Code entered into effect as of January 1, 2001. Under the new code, the corporate profits tax rate applicable to the corporate entities through which Golden Telecom conducts the majority of its operations will be increased from 30% of gross profit to 35% of gross profit, calculated in accordance with Russian accounting standards. It is expected that this increase in the tax rate will be offset, at least partially, by a reduction in various revenue-based taxes and by a reduction in the level of tax collected for various social funds. There can be no assurance that the new Tax Code will not result in a greater tax burden for Golden Telecom's Russian operations or that its tax planning to date will not be frustrated by the new code, either of which could cause a material adverse effect in Golden Telecom's operating results and cash flows.

     Tax authorities are beginning to implement the new code but during the transition period and until appropriate regulations consistent with the new code are promulgated, there is likely to a period of confusion and ambiguity as tax inspectors and taxpayers become acquainted with the new code and the regulations that will guide its implementation and interpretation. Aggressive tax collectors may exploit any ambiguities in an attempt to collect additional tax revenue. In addition, as Russian tax legislation becomes increasingly sophisticated and as issues connected with capital flight remain unresolved, state bodies may introduce new legislation designed to minimize tax-avoidance schemes, such as transfer pricing, that have been abused in the past by Russian-registered companies. Additionally, Russian legislators may attempt to collect revenue generated from outside of Russia, but with a strong nexus to Russian nationals or Russian-registered entities, by introducing into the Tax Code concepts such as "controlled foreign company." As a result of these measures, Golden Telecom's tax burden could increase and its financial results may suffer.

  Golden Telecom may be at a competitive disadvantage because of restrictions in the Foreign Corrupt Practices Act

     It is widely reported that Russia, Ukraine, and the other markets where Golden Telecom operates are plagued with widespread corruption and criminal activity. It is alleged that high levels of corruption exist among governmental officials and among quasi-commercial enterprises in which the state has a controlling ownership interest. Commercial bribery is likewise believed to be widespread.

     The anti-bribery restrictions of the US Foreign Corrupt Practices Act make it illegal for Golden Telecom to give anything of value to foreign officials in order to obtain or retain any business or other advantage. Some of Golden Telecom's current and potential competitors are not subject to these anti-bribery restrictions. As a result, Golden Telecom may be subject to competitive disadvantages to the extent that its competitors are able to secure business, licenses or other preferential treatment by making payments to corrupt government officials or commercial purchasing agents. Golden Telecom believes that bribery is commonplace in Russia and the other countries of the Commonwealth of Independent States where it operates, and there can be no assurance that Golden Telecom will be able to compete effectively with companies that are free from such limitations.

  Golden Telecom is in a highly competitive industry and its competitors may be more successful in attracting and retaining customers

     The market for Golden Telecom's products and services is highly competitive and it expects that competition, especially in underdeveloped markets, will continue to intensify. As Golden Telecom expands the scope of its offerings, it will compete directly with a greater number of competitors providing business services in the same markets. Negative competitive developments could have a material adverse effect on Golden Telecom's business.

  Golden Telecom relies on a small number of major customers for a substantial portion of its revenues

     Revenues from Golden Telecom's five largest customers represented approximately 32% of its revenue for the year ended December 31, 2000 and approximately 37% of its consolidated revenues for the year ended December 31, 1999. Accordingly, the loss of business from any of its key customers, or a reduction in tariffs charged to these customers could have a material adverse effect on its financial condition and results of operations.

     Vimpelcom, a Moscow cellular provider and Golden Telecom's largest customer, has its prices regularly reviewed in the light of market conditions, which generally leads to a reduction in the fees paid. Revenues from Vimpelcom and its affiliates represented approximately 16% of Golden Telecom's consolidated revenues for the year ended December 31, 2000 and approximately 21% of its consolidated revenues for the year ended December 31, 1999. Golden Telecom agreed to reductions in Vimpelcom's fees through 1999 and 2000 and may agree to further reductions hereafter. Further negotiations may lead to a significant additional reduction in payments by Vimpelcom and may have a material adverse effect on Golden Telecom's consolidated revenues.

  Falling prices for Golden Telecom's services may lead to a decline in revenues

     Prices for international and domestic long distance calls, as well as Internet access and wireless services, have fallen substantially over the last few years in most of Golden Telecom's current and potential markets. Golden Telecom expects that the prices for its services will continue to decrease for the foreseeable future as competitive pressures increase. These reductions are attributable, in part, to increased competition and the creeping devaluation of the ruble. Unlike Golden Telecom, most local Russian carriers do not link their prices to the dollar/ruble exchange rate, so as the ruble devalues, their prices become relatively cheaper than our prices. In order to compete with these local operators, Golden Telecom expects that it will continue to lower its tariffs, which may result in declining margins.

  Golden Telecom must manage its growth, including the integration of recently acquired companies, successfully in order to achieve its desired results

     Golden Telecom has experienced significant growth in personnel in the short and medium term as the result of acquisitions and it expects such growth to continue. As the number of its employees grows, Golden Telecom will become increasingly difficult and more costly to manage our personnel. As part of Golden Telecom's business strategy, it has completed several acquisitions, including its recent acquisitions of Glasnet, Nevalink, Fintek, KIS, Referat.ru, Absolute Games, InfoArt, and the Agama family of assets, and it expects to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

     - the difficulty of assimilating the operations and personnel of the acquired companies;

     - the potential disruption of ongoing business and distraction of management;

     - the difficulty of incorporating acquired technology or content and rights into Golden Telecom' products and media properties and unanticipated expenses related to such integration;

     - the potential negative impact on reported earnings;

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     - the contingent liabilities associated with acquired businesses, especially in the markets where Golden Telecom operates.

     Golden Telecom may not be successful in addressing these risks or any other problems encountered in connection with its completed and future acquisitions and its operating results may suffer as a result of any failure to integrate these businesses with existing operations.

  Golden Telecom competes with established competitors who may have greater resources than it does

     Golden Telecom's competitors include incumbent Russian and Ukrainian operators and other large international telecommunications providers doing business in the Commonwealth of Independent States. Its competitors may have substantially greater resources, closer ties to governmental authorities and longer operating histories. These advantages may give them a competitive edge over alternative providers like Golden Telecom. This competition may result in a loss of customers, falling prices and a decline in revenues.

     Golden Telecom competes with large established national carriers, some of which are powerful companies with political connections, as well as joint ventures of large international operators doing business in Russia and Ukraine. Such ventures include Global One and Combelga in Russia and Ukrtelecom and Utel in Ukraine. Other competitors are alliances among telecommunications companies, companies that own equipment and networks, companies that purchase and resell the services of other carriers, Internet service providers and other providers of bundled services. Golden Telecom may also face increasing competition from wireless telephone companies and satellite companies. Many of these competitors, including the Russian incumbent operators, have established customer bases and extensive brand name recognition and possess greater financial, management and other resources. Golden Telecom's results of operation would suffer if it is unable to keep up with the increasing levels of competition in the countries where it operates.

  Government interaction with our partners could have adverse spillover effects on us

     The interactions between government authorities and Golden Telecom's past or current partners may create problems. For example, Golden Telecom is aware that Russian authorities were reviewing the activities of its former partners in GTS-Vox, the holding company which owned Golden Telecom's interest in TCM, prior to TCM's merger into our wholly owned subsidiary, TeleRoss. Certain of Golden Telecom's employees were requested by Russian governmental authorities to provide information as part of those inquiries. The authorities' inquiries have raised issues about the formation of TCM and the sale of our partners' interest in GTS-Vox to Golden Telecom, including issues concerning Russian antimonopoly and securities filings and the commercial relationship between TCM and the local telephone network in Moscow. GTS has also received inquiries apparently regarding these matters from U.S. authorities in connection with a U.S. grand jury investigation.

     Golden Telecom's involvement in the authorities' review of its former partners' activities could result in a diversion of management's time and resources or the deterioration in Golden Telecom's relationship with its partners. The review could lead to the imposition of administrative fines or other penalties and forfeitures of assets, including the loss of Golden Telecom's ownership interest in the assets that constituted TCM prior to its merger into TeleRoss. If Golden Telecom were to lose its ownership interest in the assets that constituted TCM, it would have a material adverse impact on its operations.

  Failure to lease sufficient and reliable transmission capacity at reasonable costs could cause Golden Telecom to incur losses

     Historically, Golden Telecom has leased a substantial portion of its network transmission capacity under agreements which generally have twelve- to thirty-six-month fixed terms. In addition to this capacity, Golden Telecom recently leased significant additional international capacity which it intends to utilize for data transmission under long-term lease agreements which may be extended up to fifteen years. If Golden Telecom's lease arrangements deteriorate or terminate and it is unable to enter into new arrangements or if the entities from whom Golden Telecom leases such capacity are unable to perform their obligations under such arrangements, Golden Telecom's cost structure, service quality and network coverage could be adversely affected.

     Golden Telecom currently relies on Rostelecom, the exclusive supplier of international switched voice channels in Russia, to lease transmission capacity to it, and Golden Telecom relies on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Any changes in regulation or policies that restrict Golden Telecom from leasing adequate capacity could have an adverse effect on its business. Local telecommunications operators may, for business reasons or otherwise, resist giving Golden Telecom access to the last mile.

ITEM 2. PROPERTIES

     We lease office space to serve as sales office and/or administrative facilities, including our approximately 35,000 square-foot corporate headquarters in Arlington, Virginia with a ten-year lease expiring October 2009. As part of our Restructuring, we have subleased approximately one-half of this space. We maintain our operational headquarters in London in an approximately 52,000 square-foot facility under a twenty-one year lease expiring December 2020.

     As part of the Restructuring, we have undertaken efforts to assign or sublet a lease, which expires in May 2010, by one of the Company's subsidiaries of a 54,000 square foot facility in Chantilly Virginia. The facility was intended to house a Web-hosting and network operations center. Further, in connection with this Restructuring, we have plans to shut down several sales offices and other facilities to reduce our operating costs.

     We own substantially all of the telecommunications equipment required for our business; however, we lease a substantial part of our fiber optic cable on a long-term basis. The installed fiber optic cable is laid under the various rights-of-way held by us. Other fixed assets are located at various leased locations in geographic areas that we serve.

     GTS (Europe) Ltd. leases its principal executive offices, located in Reading, United Kingdom, under long-term leases, which expire 2008. The leases contain a tenant only option to cancel in March 2003. In addition, it leases property at each of the locations where it maintains sales offices.

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

     In addition to the offices in Belgium, GTS Europe B.V. has leased office space in Dublin, Ireland, which expires on October 2, 2022, in London, United Kingdom, which expires in August 2002, in Frankfurt, Germany, which expires in March 2004 and Madrid, Spain, which expires in January 2004. GTS Europe B.V. and our various subsidiaries related to our Business Services operations lease various offices on a short-term basis for regional sales and service personnel.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims and proceedings in the ordinary course of our business. In addition, we are involved in the following claims, proceedings and inquiries:

     On March 26, 1999, we opposed the annual license fee for 1998 imposed by the French regulator as, among other things, contrary to Article 11 of EC Directive 97/13 which requires license fees to cover only the administrative cost of managing the license. On September 23, 1999, the French regulator informed us that they rejected our position. On November 24, 1999, we filed a complaint before the French administrative tribunal opposing the license fee. On February 25, 2000, we filed a similar complaint, on the same terms, before the French administrative tribunal opposing the license fee for 1999. Under French law, we would not be required to pay these license fee and the French regulator does not have the right to terminate our license until such time as a ruling by the French administrative tribunal is issued. If our claim is rejected in a final non-appealable judgment, we will be required to pay our license fee in France. We do not believe that the outcome of this litigation will have a material adverse effect upon our financial condition.

     We and certain of our and Golden Telecom's employees have been requested by Russian and U.S. governmental authorities to provide information apparently in connection with inquiries into the activities of the former owners of GTS Vox, which formerly owned Golden Telecom's interests in TCM. Their review has raised issues about the formation of TCM and the sale of the interest in GTS-Vox to us. We have cooperated and intend to continue to cooperate with any legitimate governmental inquiries.

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

                                                               HIGH     LOW
                                                              ------   ------
2000:
  Quarter ending March 31, 2000.............................  $34.00   $20.50
  Quarter ending June 30, 2000..............................   22.25     9.94
  Quarter ending September 30, 2000.........................   12.50     3.31
  Quarter ending December 31, 2000..........................    4.44     0.38
1999:
  Quarter ending March 31, 1999.............................  $33.31   $24.43
  Quarter ending June 30, 1999..............................   45.75    27.17
  Quarter ending September 30, 1999.........................   38.93    19.38
  Quarter ending December 31, 1999..........................   36.13    19.81

     As of December 31, 2000, there were approximately 345 holders of record of our common stock.

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

     During the year ended December 31, 2000 we issued securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows:

     During the first and second quarters of 2000, the Company issued a total of 4,135,920 shares of its common stock as consideration for the acquisition of Netcom Internet Limited. The excess of the purchase price paid over the fair value of assets acquired has been calculated at approximately $105.3 million. The 4,135,920 shares of the Company's common stock were issued pursuant to exemptions from registration available under Section 4(2) of, and Regulation S under, the Securities Act.

     On July 26, 2000, the Company exchanged 3,166,528 of its common shares for 3,283 of GTS Europe B.V.'s common shares, pursuant to an exchange agreement that the Company had entered into, on October 15, 1999, with the minority interest holders of GTS Europe B.V., who were grantees of GTS Europe B.V.'s stock options. The July 26, 2000 exchange of GTS common shares was based on the fair market value of GTS Europe B.V. as of the date of the exchange, and the transaction resulted in excess purchase price over the fair value of assets acquired of approximately $37.2 million, which was recorded in July 2000. The 3,166,528 shares of the Company's common stock were issued pursuant to exemptions from registration available under Section 4(2) of, and Regulation S under, the Securities Act. As a result of this transaction, as of December 2000, the Company owns 99.8% of the outstanding shares of GTS Europe B.V.

     On May 16, 2000 the Company's stockholders approved an increase in the Company's authorized common stock from 270 million to 540 million shares. On July 21, 1999, the Company effected a two-for-one split of its common stock through the distribution of a stock dividend. All shares and per share amounts in this Report have been restated to reflect the stock split.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected historical financial data of the Company as of and for the five years ended December 31, 2000. The historical financial data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 has been derived from the historical financial statements of the Company, whose financial statements have been audited by Ernst & Young, independent auditors, as indicated in their report included elsewhere herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

     The selected financial data presents the restatement of the Company's historical financial statements for 1998 and prior periods to reflect the business combination with GTS (Europe) Ltd., which was accounted for as a pooling of interests.

                                                            YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                 2000        1999       1998      1997      1996
                                               ---------   --------   --------   -------   ------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues...................................  $ 1,023.5   $  852.2   $  372.4   $ 121.4   $ 62.5
  Operating loss.............................   (1,442.0)    (433.7)    (143.7)    (91.4)   (55.4)
  Loss before extraordinary loss.............   (1,615.3)    (616.7)    (243.1)   (134.8)   (76.2)
  Extraordinary loss.........................         --         --      (12.7)       --       --
  Net loss...................................   (1,615.3)    (616.7)    (255.8)   (134.8)   (76.2)
  Preferred Dividends........................      (36.3)     (25.7)        --        --       --
  Net loss applicable to common
     shareholders............................   (1,651.6)    (642.4)    (255.8)   (134.8)   (76.2)
  Loss per common share:
  Loss per common share before extraordinary
     loss....................................      (8.34)     (3.76)     (1.70)    (1.37)   (1.01)
  Extraordinary loss per share...............         --         --      (0.09)       --       --
  Net loss per common share..................      (8.34)     (3.76)     (1.79)    (1.37)   (1.01)
  Deficiencies of earnings available to cover
     fixed charges(1)........................   (1,682.7)    (648.6)    (240.2)   (132.3)   (74.8)
OTHER DATA:
  EBITDA(2)..................................  $  (115.8)  $  (75.3)  $  (61.6)  $ (70.3)  $(45.6)
  Net cash used in operating activities......     (243.1)    (330.8)    (120.9)    (52.3)   (42.8)
  Net cash used in investing activities......     (593.6)    (917.0)    (455.9)   (117.6)   (86.4)
  Net cash provided by financing
     activities..............................       81.0    1,352.3    1,032.4     468.4    179.0
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents..................  $   363.8   $1,082.9   $  998.5   $ 358.4   $ 67.9
  Property and equipment, net................    1,424.5    1,004.5      643.0     260.0     47.0
  Total assets...............................    2,833.8    4,001.8    2,614.6     876.6    275.1
  Total debt and capital leases..............    2,595.2    2,552.2    1,792.3     645.7     89.3
  Redeemable preferred stock.................      511.4      502.3         --        --       --
  Shareholders' (deficit) equity.............   (1,292.6)     128.3      349.9      71.6    128.3

---------------
(1) Because of our historic losses, we have experienced a deficiency of earnings available to cover fixed charges throughout our existence. The deficiency of earnings available to cover fixed charges has been computed by taking our "adjusted loss from continuing operations" minus "fixed charges." Adjusted loss from continuing operations consists of loss from continuing operations before income taxes plus fixed charges and minus capitalized interest. Fixed charges consist of interest on all indebtedness, amortization of discount on all indebtedness and preferred stock dividends.

(2) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization, non-cash stock compensation, foreign currency gains (losses), other income (expense) and non-recurring expenses. EBITDA is a measure of a company's performance commonly used in the telecommunications industry, but should not be construed as an alternative to net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") as an indicator of operating performance or as an alternative to cash from operating activities determined in accordance with GAAP as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the Company's financial condition and results of operations for the three years ended December 31, 2000. This information should be read in conjunction with Item 6 -- "Selected Financial Data," Item 8 -- "Consolidated Financial Statements and Supplementary Information for the Company" and the other information contained in this report.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report including, without limitation, those concerning (i) prospects for completing the Restructuring and the Esprit Restructuring, (ii) our financial prospects following the Restructuring, (iii) future revenues and costs, including capital expenditures, (iv) heightened competition, (iv) economic conditions, (v) rapid technological and market change and (vi) implementation of the Company's business strategy, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward- looking statements.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's Restructuring and business plan; the political, economic and legal aspects of the markets in which the Company operates; competition; and the Company's need for additional substantial financing. These and other factors are discussed under Item 1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments" and "-- Certain Considerations Generally Applicable to Our Company," in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report.

     The factors described in this Report could cause actual results or outcomes to differ materially from those expressed in any of the Company's forward-looking statements made by or on the Company's behalf, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

NOVEMBER 2000 RESTRUCTURING

     In November 2000, the Company announced the Restructuring of its operations to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete those aspects of the Restructuring, which will fund its operations through the first quarter of 2002, and to access additional capital to fund its operations after the first quarter of 2002, as discussed in greater detail under Item
1 -- "Business -- Implementation of the November 200 Restructuring and Other Recent Developments."

     In connection with the Restructuring, the Company will focus on its core competency of providing broadband services to traditional carriers, Internet service providers, application service providers, other Web-centric entities and data intensive pan-European corporations. The objective of the Restructuring is to position the Company as a data and Internet services-only provider, which the Company expects will have positive operating results, although there can be no assurance in this regard. As part of the Restructuring, the Company reorganized into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom. Among other things, the objective of separating itself into these four business units was to enable the Company to sell its investment interest in its Business Services and Central Europe. In addition, the Company indicated it could sell all or part of its 62% interest in Golden Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from the Company in an initial public offering, which occurred in October 1999.

     As a result of the Restructuring initiative, the Company recorded a $988.5 million charge within its statements of operations in the fourth quarter 2000. Of the $988.5 million, $942.5 million represents non-cash items due to the write-off of goodwill and intangibles and fixed assets, due to impairment of the respective assets. The remaining $46.0 million is comprised of transaction related costs (professional advisors), contract termination penalties and severance for personnel. In determining the write down amounts for the goodwill and intangibles, the Company utilized third party fair value appraisals and discounted cash flow analysis. Further, in determining the write-down amount for its fixed assets, the Company utilized discounted cash flows analysis and considered fair values that could be achieved in the market for the sale of its assets; however, due to the significant downturn in the financial markets for telecommunication providers the re-sale market for used telecommunication equipment has also become less favorable to the Company.

     During the first and second quarters of 2001, the Company made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position. On April 2, 2001, the Company announced that it had entered into an agreement to sell up to its entire equity interest in Golden Telecom. The Company expects to realize at least $125 million in proceeds from this sale. See Item 1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Agreement to Sell Certain of the Company's Shares in Golden Telecom." While the Company has had certain discussions with third parties concerning the sale of the Central European businesses, these discussions have not resulted at this time in any definitive agreements to purchase any of these assets and there can be no assurance that the Company will conclude any such agreements.

     Furthermore, on March 28, 2001, the Company announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc ("GTS (Europe) Ltd or "Esprit"), under which the obligation to repay approximately $500 million of senior debt owed to the noteholders will be exchanged for a 90 percent ownership interest in a new business unit comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement by the U.K. courts. GTS will indirectly own the remaining 10% of this new company and has agreed, upon certain conditions, to provide up to E35 million in senior secured financing for working capital and up to E20 million in senior secured debt financing (subject to increase in certain circumstances) (which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit) to be used by this new company to purchase backbone transmission services from the Company. On March 28, 2001, Esprit commenced a consent solicitation to obtain approvals from its noteholders to allow the Company's senior secured financing to proceed. Esprit obtained the required consents on April 10, 2001, and on that date it entered into supplemental indentures relating to its senior debt, which will allow such senior secured financing to proceed. The parties expect to file the scheme of arrangement with the appropriate reviewing authorities during the second quarter of 2001. See Item 1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Restructuring of the Company's Global TeleSystems (Europe) Limited (Esprit) Subsidiary."

     On July 14, 2000, Global TeleSystems Europe Holdings, B.V., an indirect subsidiary of the Company, entered into a $550 million loan agreement with Bank of America International Limited, Deutsche Bank AG London and Dresdner AG London Branch. As a result of the Restructuring, the parties determined that changes to the agreement should be made and agreed to negotiate an amended long-term credit facility. In April 2001, the parties entered into an interim amended facility while a definitive longer-term credit facility is negotiated. The amended facility provides a E300 million revolving credit facility through March 2002, at which time the facility converts into a one-year term loan. See Item
1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Amended Bank Facility."

BUSINESS STRATEGY

     As a result of the Restructuring, the Company will focus on enhancing and building on its position as the premier provider of broadband network solutions and services in Europe. The unit will expand its services to address the data and Internet needs of the pan-European corporate market, and will continue to provide carriers, ISPs, ASPs and Web-centric customers with managed bandwidth and data products. Expanded services include IP virtual private networks, dedicated hosting, high-capacity direct Internet access as well as a host of new high-end data applications, such as streaming media services.

     The Company's goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

     - our pan-European broadband fiber optic network, which extends approximately 21,000 kilometers, connects 56 cities in 20 countries, and is the largest such operational network in Europe;

     - our pan-European Tier 1 Internet Protocol backbone, which carries approximately 5% of the total Internet traffic, 25% of all European Internet traffic and is the first European IP network to operate at 10 gigabits per second; and

     - our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers.

The key elements of our strategy for achieving this goal are as follows:

     - Focus our activities on our core expertise in optical and IP networking;

     - Build on our leadership position in the carriers' carrier market to penetrate a broader bandwidth intensive customer base;

     - Exploit the reach and capacity of our fiber optic network; and

     - Capitalize on the "Ebone" brand name, which we adopted in January 2001 as the brand for our broadband unit.

GTS (EUROPE) LTD. -- BUSINESS COMBINATION

     The following discussion of the Company's results of operations and liquidity and capital resource requirements reflect the restatement of the Company's financial results for 1998 and prior periods as a result of the business combination with Global TeleSystems (Europe) Limited ("GTS (Europe) Ltd.") which was accounted for as a pooling of interests.

RESULTS OF OPERATIONS

  Organizational Structure Change

     THE FINANCIAL RESULTS FOR THE YEARS ENDED THAT IS REFLECTED BELOW IS NOT INDICATIVE OF THE FINANCIAL RESULTS OF THE COMPANY AS A RESULT OF THE RESTRUCTURING, INCLUDING THE CONTEMPLATED SALE OR DIVESTITURE OF ITS INTEREST IN ITS BUSINESS SERVICES AND CENTRAL EUROPE BUSINESSES AND GOLDEN TELECOM.

     The following table sets forth the statement of operations as a percentage of revenues:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              2000        1999        1998
                                                            --------     -------     -------
Revenues..................................................    100.0%      100.0%      100.0%
  Access and network services.............................     63.0        61.5        63.9
  Selling, general and administrative.....................     48.8        47.7        53.5
  Depreciation and amortization...........................     30.0        25.0        21.1
  Business disposition, merger and restructuring related
    charges...............................................     99.1        16.7          --
                                                             ------       -----       -----
  Loss from operations....................................   (140.9)      (50.9)      (38.5)
  Other expense:
  Interest, net...........................................    (16.2)      (15.8)      (19.1)
  Other expense...........................................     (0.1)       (3.6)       (5.5)
                                                             ------       -----       -----
  Net loss before income taxes and extraordinary loss.....   (157.2)      (70.3)      (63.1)
  Income taxes............................................      0.6         2.1         2.1
                                                             ------       -----       -----
  Net loss before extraordinary loss......................   (157.8)      (72.4)      (65.2)
  Extraordinary loss -- debt refinancing..................       --          --        (3.4)
                                                             ------       -----       -----
  Net loss................................................   (157.8)%     (72.4)%     (68.6)%
                                                             ======       =====       =====
  Preferred dividend......................................      3.5         3.0          --
                                                             ------       -----       -----
  Net loss applicable to common shareholders..............   (161.3)%     (75.4)%     (68.6)%
                                                             ======       =====       =====

  Year Ended December 31, 2000 Compared To The Year Ended December 31, 1999

     The Company reported a net loss of $1,615.3 million for the year ended December 31, 2000, compared to a net loss of $616.7 million in the same period of the prior year.

     Revenue. Consolidated revenue increased to $1,023.5 million for the year ended December 31, 2000 as compared to $852.2 million for the year ended December 31, 1999. Significant components of revenue for the year ended December 31, 2000 were Business Services ($524.0 million), Ebone ($378.6 million), Central Europe ($59.6 million) and Golden Telecom ($113.1 million). Revenue for the year ended December 31, 1999 was primarily comprised of Business Services ($428.8 million), Ebone ($304.4 million), Central Europe ($29.9 million) and Golden Telecom ($97.9 million). The growth in Business Services revenue was due to an increase in customers, an increase in voice traffic on the Company's network and acquisitions that were completed during 1999. The growth in Ebone revenue was due to an increase in customers and acquisitions that were completed during 2000, offset by price reductions in excess of 50% during 2000. Central Europe revenue increased significantly during 2000 due to the build out of business in the region. The Company expects that its revenues will decline as a result of the restructuring measures initiated in 2000, primarily related to the sale of Business Services, Golden Telecom and the potential sale of Central Europe.

     Access and Network Services. Access and network costs consist of costs associated with providing telecommunications services through the Company's network and the costs of leased capacity. During 2000 these costs increased to $644.5 million or 63.0% of revenues as compared to $523.7 million or 61.5% of revenues for 1999. The increase in access and network services costs as a percentage of revenues in 2000 is attributable to increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. In addition, the Company expects that these access and network services costs will slowly decline as a result of the restructuring measures initiated in 2000, as the Company disposes of Business Services, a lower margin voice business unit.

     Selling, General and Administrative. Selling, general and administrative expenses for 2000 increased to $499.0 million or 48.8% of revenues as compared to $406.9 million or 47.7% of revenues for 1999. The increase in selling, general and administrative expenses in 2000 is attributable to the following: additional expenses related to acquired entities; an increase in the Company's sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for the Company's increased customer base; the development of the Company's new brand identity and increased charges to bad debt expense as a result of the failure of several customers as well as increased risk in the telecom sector. The Company expects that selling, general and administrative expenses will decrease in future periods as a result of the restructuring measures initiated in 2000.

     Depreciation and Amortization. Depreciation and amortization increased to $307.4 million or 30.0% of revenues for the year ended December 31, 2000 as compared to $212.8 million or 25.0% of revenues for the year ended December 31, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation and amortization will decrease in future periods as a result of the restructuring measures initiated in 2000 and the resulting write-down of long-lived assets and goodwill.

     Business Disposition, Merger and Restructuring Related Charges. In 2000, the Company recorded $1,014.6 million in charges to earnings attributable to business disposition and restructuring related costs. Of the $1,014.6 million, $988.5 million and $26.1 million were recorded in the fourth and third quarter respectively. The $988.5 million fourth quarter 2000 charge was attributable to the Board of Directors approval, in November 2000, of management's plan to restructure the Company so that its primary focus is to provide broadband services to traditional carriers, Internet service providers ("ISPs"), application service providers ("ASPs"), other Web-centric entities and data intensive pan-European corporations. The components of the $988.5 million charge include $955.1 million associated with our business disposition initiatives and $33.4 million for the restructuring of our Ebone business.

     Of the $955.1 million charge for our business disposition initiatives, $922.2 million represents non-cash items related to the write-off of impaired goodwill and intangibles of $697.5 million and fixed assets of $224.7 million. The remaining $32.9 million represents cash items for transaction related costs (professional advisors) and severance for personnel.

     Of the $33.4 million for the restructuring of our Ebone business, $20.3 million represents non-cash items related to the write-off of impaired fixed assets with the remaining $13.1 million representing cash items that are principally for contract terminations for excess local access transmission capacity and facilities.

     The $26.1 million charge was attributable to the Board of Directors approval in August 2000 of management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. The components of the charge include approximately $14.7 million for severance related costs associated with termination of personnel, cancellation of facility leases and anticipated office closure costs in Western Europe and approximately $11.4 million for severance costs under the terms of separation with the Company's former Chairman and Chief Executive Officer and severance and termination costs in connection with consolidation of the its headquarters functions, including its Northern Virginia web-hosting center.

     During 1999, the Company recorded a $142.5 million charge to earnings attributable to merger and restructuring costs. Of the $142.5 million, $63.7 million, $19.8 million and $59.0 million was recorded in the first quarter, third quarter and fourth quarter of 1999, respectively.

     The $63.7 million first quarter charge was attributable to the transactional costs associated with the acquisition and integration of GTS (Europe) Ltd. The $19.8 million third quarter charge was a result of the

Company's September 1999 decision to abandon certain cellular ventures in Russia and to cease to provide any further financial assistance to these ventures other than the assumption of certain debt obligations. The $59.0 million fourth quarter charge reflects a charge of $40.1 million for the integration and rationalization of the Company's switched-voice assets as well as $18.9 million for certain employee reorganization and severance costs. These charges were principally a result of the acquisitions and organizational consolidations that the Company effected in 1999.

     Interest Expense. Interest expense increased to approximately $236.3 million in 2000 from $208.9 million in 1999. This significant increase in interest expense is attributable to the interest associated with the issuance in November 1999 of E500 million aggregate principle amount of senior notes, partially offset by an increase in capitalized interest resulting from the construction of the Company's network. The Company had outstanding debt obligations of $2.6 billion at December 31, 2000 and 1999.

     Interest Income. Interest income for 2000 decreased to $70.9 million from $74.3 million in 1999. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the year.

     Foreign Currency Loss. The Company recognized foreign currency losses of $31.7 million in 2000 as compared to $8.9 million in 1999. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged debt obligations.

  Year Ended December 31, 1999 Compared To The Year Ended December 31, 1998

     The Company reported a net loss of $616.7 million for the year ended December 31, 1999, compared to a net loss of $255.8 million in the same period of the prior year.

     Revenue. Consolidated revenue increased to $852.2 million for the year ended December 31, 1999 as compared to $372.4 million for the year ended December 31, 1998. Significant components of revenue for the year ended December 31, 1999 were Business Services ($428.8 million), Ebone ($304.4 million), Central Europe ($29.9 million) and Golden Telecom ($97.9 million). Revenue for the year ended December 31, 1998 was primarily comprised of Business Services ($182.5 million), Ebone ($85.2 million), Central Europe ($18.9 million) and Golden Telecom ($86.1 million). The growth in revenue in Business Services, Ebone and Central Europe was primarily attributable to the increase in the Company's customer base, the expansion of the Company's network and the resulting increased traffic in all of its operations and acquisitions completed during the year. Additional contributors to the revenue growth in 1999 are as follows: within Golden Telecom, the Company followed the consolidation method of accounting for certain business ventures, whereas in the first half of 1998, these business ventures were accounted for following the equity method of accounting.

     Access and Network Services. Access and network costs consist of costs associated with providing telecommunications services through our network and the costs of leased capacity. During 1999 these costs increased to $523.7 million or 61.5% of revenues as compared to $238.1 million or 63.9% of revenues for 1998. The slight decrease in these costs as a percentage of revenues in 1999 is attributable to the growth in the Company's customer revenue that was partially offset by increased settlement and interconnect costs paid to third parties and direct network operating and maintenance costs. The Company is continuing to incur substantial capital and operating costs related to the implementation of its business strategy, including the expansion its network with which the Company expects to better serve its customer needs. The Company expects that these investments will increase its operating efficiency thereby lowering its unit costs going forward.

     Selling, General and Administrative. Selling, general and administrative expenses for 1999 increased to $406.9 million or 47.7% of revenues as compared to $199.2 million or 53.5% of revenues for 1998. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to the growth in the Company's revenue base and its efforts to integrate the Company's business operations and eliminate redundant costs. The increase in selling, general and administrative expenses in 1999 is attributable to the following: additional expenses related to acquired entities; increases in payroll, related costs from the recruitment and hiring of additional staff associated with business growth; an increase in the Company's sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for the Company's increased customer base and the development of the Company's new brand identity. The Company expects to establish sales offices in additional European cities, which involves incurring substantial start-up costs. However, the Company expects to improve its effectiveness and leverage these expenses as a percentage of revenue.

     Depreciation and Amortization. Depreciation and amortization increased to $212.8 million or 25.0% of revenues for the year ended December 31, 1999 as compared to $78.8 million or 21.1% of revenues for the year ended December 31, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as its network expansion efforts continue.

     Merger and Restructuring Costs. During 1999, the Company recorded a $142.5 million charge to earnings attributable to merger and restructuring costs. Of the $142.5 million, $63.7 million, $19.8 million and $59.0 million was recorded in the first quarter, third quarter and fourth quarter of 1999, respectively.

     The $63.7 million first quarter charge was attributable to the transactional costs associated with the acquisition and integration of GTS (Europe) Ltd. The $19.8 million third quarter charge was a result of the Company's September 1999 decision to abandon certain cellular ventures in Russia and to cease to provide any further financial assistance to these ventures other than the assumption of certain debt obligations. The $59.0 million fourth quarter charge reflects a charge of $40.1 million for the integration and rationalization of the Company's switched-voice assets as well as $18.9 million for certain employee reorganization and severance costs. These charges were principally a result of the acquisitions and organizational consolidations that the Company effected in 1999.

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

     Interest Expense. Interest expense increased to approximately $208.9 million in 1999 from $131.0 million in 1998. This significant increase in interest expense is attributable to the substantial increase in the Company's outstanding debt obligations during 1999, (see "Liquidity and Capital Resources" below), partially offset by an increase in capitalized interest resulting from the construction of the Company's network. The Company had outstanding debt obligations of $2.6 billion and $1.8 billion at December 31, 1999 and 1998, respectively.

     Interest Income. Interest income for 1999 increased to $74.3 million from $60.0 million in 1998. This increase was due to the interest earned through the Company's short-term investment of the proceeds received from its financing activities.

     Foreign Currency Loss. The Company recognized foreign currency losses of $8.9 million in 1999 as compared to $23.2 million in 1998. The losses in 1999 are primarily attributable to the impact of foreign currency fluctuations on the Company's unhedged debt obligations. The losses in 1998 were attributable to the devaluation of the Russian ruble and losses on several forward exchange contracts and the weakening of the U.S. dollar versus European currencies in the third and fourth quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur between $225 million to $275 million in cash capital expenditures in 2001 to implement our business plan, including the transatlantic capacity participation discussed below. The cash capital expenditure amounts disclosed above excludes the cash capital expenditure requirements for our Golden Telecom, Central European and Business Services businesses that we are in the process of divesting. The Company anticipates that the 2001 cash capital expenditures for the Golden Telecom, Central European and Business Services businesses will in aggregate approximate $75 million.

     During the fourth quarter 2000, in connection with the Restructuring and in view of the substantial deterioration of the capital markets, the Company initiated measures to bolster its liquidity position. On October 31, 2000, the Company announced that it has reached an agreement to sell its 50% equity interest in FLAG Atlantic Limited to FLAG Telecom while retaining ownership over certain infrastructure, including the dedicated fiber pair on the FLAG Atlantic-1 transatlantic link, previously purchased from the joint venture. FLAG Atlantic Limited was a 50/50 joint venture established by the Company and FLAG Telecom to build FLAG Atlantic-1, a major subsea fiber network connecting the US and Europe. Further, in October 2000, prior to the closing of the Company's sale of its equity interest in FLAG Atlantic Limited, the Company made its required $100 million equity contribution into the joint venture.

     Under the terms of the sale agreement, the Company received $130 million in cash from FLAG Telecom in the fourth quarter with the balance of the purchase price, $5 million, to be received upon the resolution of certain regulatory matters. The Company currently anticipates that it will receive the remaining $5 million of consideration in the second quarter of 2001.

     On April 2, 2001, the Company announced that it had entered into an agreement to sell up to its entire equity interest in Golden Telecom. The Company expects to realize at least $125 million in proceeds from this sale. See
Item 1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Agreement to Sell Certain of the Company's Shares in Golden Telecom."

     On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend the bank facility entered into July 2000 while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. Effectiveness of the amended bank facility is subject to the satisfaction of certain conditions precedent which the subsidiary is in the process of completing. As of March 31, 2001, the borrower had drawndown E200 million of these funds. The borrower will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from E180 million to E300 million from April 2001 through January 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. See Item 1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Amended Bank Facility" and Item 8 -- "Consolidated Financial Statements and Supplementary Information for the Company" Footnote 2 thereto, "Management Plans and Subsequent Events."

     In addition, in connection with the Esprit Restructuring, the Company expects that the Esprit Notes will be exchanged for a ninety percent ownership interest in a new business unit comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement by the U.K. courts. The Company's obligation to fund Esprit and this new business unit will be limited to borrowings under two senior secured loan facilities. See Item 1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Restructuring of the Company's Global TeleSystems (Europe) Limited (Esprit) Subsidiary."

     The Company is also considering undertaking other actions in order to reduce the amount of indebtedness on its balance sheet. Among the measures that the Company may undertake are purchases, in private negotiated transactions, of its outstanding convertible securities, including its 5 3/4% Convertible Subordinated Debentures due 2010 and the Depositary Shares representing shares of its 7 1/4% Cumulative Convertible Preferred Stock. Such purchases may take the form of exchanges of newly issued shares of common stock of the Company for convertible securities surrendered by the holder. Any such transactions will be made in compliance with applicable securities laws, the provisions of the instruments governing such convertible securities, the indenture governing the Company's 9 7/8% Senior Notes, and the Amended Bank Facility.

     Based on the Company's current existing cash balances, projected internally generated funds, the Company's recent agreement under the Esprit Restructuring to divest its voice focused Business Services business, the contemplated sale of up to all of its shares in Golden Telecom and available borrowings under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements into first quarter 2002. To address its longer term funding needs, the Company is in the process of potentially divesting of its Central European business operations and is seeking to refinance its indebtedness under the Amended Bank Facility (through a long term facility or otherwise), exploring opportunities to reduce its outstanding debt obligations and seeking additional funding, including through the issuance of new equity or debt securities. There can be no assurance that these objectives will be met. Further, as the Company's business strategy evolves, the Company will continuously evaluate its optimal capital structure to ensure that it meets the Company's overall corporate strategy.

     The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) consummate the Restructuring, including the Esprit Restructuring, (2) meet the financial covenants and other conditions to borrowing under the Amended Bank Facility, (3) effectively and efficiently manage the expansion of the Ebone network and operations and the build-out of its City Enterprise Network infrastructure in the targeted metropolitan markets, (4) implement its strategy to become a leading provider of data and IP to corporate businesses, (5) limit, to the extent possible, price erosion for broadband services, (6) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe, (7) effectively and efficiently manage the recently announced sale of up to the Company's entire equity interest in Golden Telecom, (8) effectively and efficiently manage the planned sale of our Central Europe business and (9) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate, its funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. The Company continues to evaluate its capital program in light of business needs, expansion plans and market conditions for acquiring certain assets.

CHANGES IN FINANCIAL CONDITION

     The Company had cash and investments of $363.8 million and $1.1 billion as of December 31, 2000 and 1999, respectively. The Company had restricted cash (current and non-current) of $86.1 million and $312.1 million as of December 31, 2000 and 1999, respectively. The restricted cash at December 31, 2001, primarily related to cash held in escrow for contractual obligations associated with the construction of our network. The restricted cash at December 31, 1999, primarily related to cash held in escrow for contractual obligations associated with the construction of our network, including amounts to be paid to Flag Atlantic Limited for our transatlantic capacity, and amounts held in escrow for debt interest payments.

     In 2000, 1999 and 1998, the Company used cash of $297.4 million, $330.8 million and $120.9 million, respectively, for its operating activities. The significant increase in cash spending for the Company's operations is attributable to the growth of its business operations that has resulted in higher operating cash costs and accounts receivable carrying balances. In addition, at December 31, 2000, the Company had $46.0 million of accrued expenses associated with unpaid liabilities that have resulted from our Restructuring. The Company also used cash of $593.6 million, $917.0 million and $455.9 million for its investing activities in 2000, 1999 and 1998, respectively. Of the $593.6 million of 2000 investing activities, $773.4 million of cash was spent on building the Company's telecommunications networks with the remaining investing activities attributable to the realization of restricted cash. In 1999 investing activities included $339.4 million spent on business acquisitions and $386.0 million spent on building the Company's telecommunications networks. In 1998 investing activities included $257.4 million spent on business acquisitions and $231.0 million spent on building the Company's telecommunications network. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, the Company may not be able to meet its debt service obligations or working capital requirements.

FOREIGN CURRENCY CONSIDERATIONS

     Substantially all of the Company's operations are in Western Europe and therefore its consolidated financial results are subject to fluctuations in currency exchange rates. The Company's operations transact their business in the following significant currencies: the Euro, the British Pound Sterling and the Russian Ruble. For those operating companies that transact their business in currencies that are not readily convertible, the Company attempts to minimize its exposure by indexing its invoices and collections to the applicable dollar/foreign currency exchange rate to the extent its costs (including interest expense, capital expenditures and equity) are incurred in U.S. Dollars. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company has experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. Dollar. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. Dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company is continuously evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company's ability to hedge its exposure is limited since certain of its operations are located in countries whose currencies are not easily convertible. Financial hedge instruments for these countries are nonexistent or limited and also pricing of these instruments is often volatile and not always efficient. The Company designed and implemented reporting processes to monitor the potential exposure on an ongoing basis in 1998. The Company will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

IMPACT OF THE EURO CURRENCY ON OPERATIONS

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

     Through certain of the Company's subsidiaries the Company has significant operations within the EU, including many of the countries that adopted the Euro. The Company has evaluated and is in the process of addressing the system issues raised by the adoption of the Euro, including: preparing business systems for trading in Euros and converting the accounting systems of companies in the common currency area from their national currency to Euros; the benefit of the elimination of exchange rate risk in cross border transactions within the common currency area; the potential impact of increases in pricing transparency on price differentials between member states; and training and human resources issues. The Company continues to evaluate the impact the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have material adverse affect on its business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position as a result of price transparency within the European Union as the Company has always operated as a pan-European business with transparent pricing in ECU for the majority of its customers. Moreover, the Company is in the process of updating its information systems to accommodate the adoption of the Euro and does not expect to incur material costs in the updating of such systems. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or on its currency exchange risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's treasury function manages its funding, liquidity, and exposure to interest rate and foreign exchange rate risks. The Company's treasury operations are conducted within a framework of policies and guidelines authorized by its Board of Directors. In accordance with the Company's policy, the Company does not enter into any transactions of a speculative nature.

     The Company is exposed to market risk from changes in interest rates on long-term obligations and as a global company; the Company also faces exposure to adverse movements in foreign currency exchange rates. A portion of the Company's debt obligations are denominated in currencies, which expose the Company to risks, associated with changes in foreign exchange rates. The Company has developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluate the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company has found it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999.

     The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates.

                                                                                            FAIR VALUE
                                2001    2002   2003   2004   2005   THEREAFTER    TOTAL      12/31/00
                               ------   ----   ----   ----   ----   ----------   --------   ----------
                                                            (IN MILLIONS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  Fixed rate.................  $518.4   $9.7   $2.1   $2.2   $1.4    $1,589.6    $2,123.4     $508.4
  Avg. interest rate.........    11.2%   9.3%  11.6%  12.7%  13.9%        9.3%         --         --
  Variable rate..............  $  0.8     --     --     --     --    $   94.2    $   95.0     $ 95.0
  Avg. interest rate.........     9.8%    --     --     --     --         6.1%         --         --

     The following tables provide information about the Company's financial instruments by functional currency and where applicable, presents such information in US dollar equivalents. The tables summarize information on foreign currency denominated debt obligations that are sensitive to foreign currency exchange rates.

                    OPERATIONS WITH EURO FUNCTIONAL CURRENCY

                                                                                            FAIR VALUE
                            2001     2002     2003     2004    2005   THEREAFTER   TOTAL     12/31/00
                           ------   ------   ------   ------   ----   ----------   ------   ----------
                                                          (IN MILLIONS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  US Dollars
     Fixed rate..........      --       --       --       --    --      $465.0     $465.0     $186.0
     Avg. interest
       rate..............      --       --       --       --    --        11.0%        --         --

               OPERATIONS WITH BRITISH POUND FUNCTIONAL CURRENCY

                                                                                            FAIR VALUE
                            2001     2002     2003     2004    2005   THEREAFTER   TOTAL     12/31/00
                           ------   ------   ------   ------   ----   ----------   ------   ----------
                                                          (IN MILLIONS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  US Dollars
     Fixed rate..........  $380.0       --       --       --    --          --     $380.0     $  9.6
     Avg. interest
       rate..............    11.3%      --       --       --    --          --         --         --
  German Mark
     Fixed rate..........  $132.5       --       --       --    --          --     $132.5     $  3.3
     Avg. interest
       rate..............    11.2%      --       --       --    --          --         --         --

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY

                            GLOBAL TELESYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CURRENT ASSETS
  Cash and cash equivalents, including restricted and other
     cash investments.......................................  $   449.9   $ 1,341.4
  Trade accounts receivable, net of allowance for doubtful
     accounts of $71.2 million and $44.1 million,
     respectively...........................................      257.8       239.0
  Prepaid expenses and other current assets.................      167.2       106.5
                                                              ---------   ---------
          TOTAL CURRENT ASSETS..............................      874.9     1,686.9
  Property and equipment, net...............................    1,424.5     1,004.5
  Goodwill and intangible assets, net.......................      476.7     1,172.9
  Other non-current assets..................................       57.7       137.5
                                                              ---------   ---------
          TOTAL ASSETS......................................  $ 2,833.8   $ 4,001.8
                                                              =========   =========

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $   409.4   $   198.6
  Accrued expenses..........................................      219.6       295.3
  Debt and capital lease obligations maturing within one
     year...................................................      552.3       122.2
  Deferred revenue and other current liabilities............      105.5        86.6
                                                              ---------   ---------
          TOTAL CURRENT LIABILITIES.........................    1,286.8       702.7
  Long-term debt and capital leases, less current portion...    2,042.9     2,430.0
  Deferred revenue and other non-current liabilities........      175.2       123.9
                                                              ---------   ---------
          TOTAL LIABILITIES.................................    3,504.9     3,256.6
COMMITMENTS AND CONTINGENCIES
  Minority interest.........................................      110.1       114.6
  Redeemable preferred stock, $0.0001 par value (10,000,000
     shares authorized; 100,000 shares issued and
     outstanding)...........................................      511.4       502.3
SHAREHOLDERS' (DEFICIT) EQUITY
  Common stock, $0.10 par value (540,000,000 shares
     authorized; 203,869,538 and 184,472,884 shares issued
     and outstanding, respectively).........................       20.4        18.4
  Additional paid-in capital................................    1,462.8     1,280.8
  Notes receivable due from shareholder.....................         --       (10.4)
  Accumulated deficit.......................................   (2,775.8)   (1,160.5)
                                                              ---------   ---------
          TOTAL SHAREHOLDERS' (DEFICIT) EQUITY..............   (1,292.6)      128.3
                                                              ---------   ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)
            EQUITY..........................................  $ 2,833.8   $ 4,001.8
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999      1998
                                                              ---------   --------   -------
Revenues....................................................  $ 1,023.5   $  852.2   $ 372.4
Operating Expenses:
  Access and network services...............................      644.5      523.7     238.1
  Selling, general and administrative.......................      499.0      406.9     199.2
  Depreciation and amortization.............................      307.4      212.8      78.8
  Business disposition, merger and restructuring related
     charges................................................    1,014.6      142.5        --
                                                              ---------   --------   -------
          Total operating expenses..........................    2,465.5    1,285.9     516.1
                                                              ---------   --------   -------
Loss from operations........................................   (1,442.0)    (433.7)   (143.7)
Other Income/(Expense):
  Interest, net.............................................     (165.4)    (134.6)    (71.0)
  Foreign currency losses...................................      (31.7)      (8.9)    (23.2)
  Other income/(expenses)...................................       30.4      (21.6)      2.6
                                                              ---------   --------   -------
                                                                 (166.7)    (165.1)    (91.6)
                                                              ---------   --------   -------
Net loss before income taxes and extraordinary loss.........   (1,608.7)    (598.8)   (235.3)
Income taxes................................................       (6.6)     (17.9)     (7.8)
                                                              ---------   --------   -------
Net loss before extraordinary loss..........................   (1,615.3)    (616.7)   (243.1)
Extraordinary loss -- debt refinancing......................         --         --     (12.7)
                                                              ---------   --------   -------
Net loss....................................................   (1,615.3)    (616.7)   (255.8)
                                                              ---------   --------   -------
Preferred dividends.........................................      (36.3)     (25.7)       --
                                                              ---------   --------   -------
Net loss applicable to common shareholders..................  $(1,651.6)  $ (642.4)  $(255.8)
                                                              =========   ========   =======
Loss per common share:
  Net loss per share before extraordinary loss..............  $   (8.34)  $  (3.76)  $ (1.70)
  Net loss per share -- extraordinary loss..................         --         --     (0.09)
                                                              ---------   --------   -------
  Net loss per share........................................  $   (8.34)  $  (3.76)  $ (1.79)
                                                              =========   ========   =======
Weighted average common shares outstanding..................      198.0      170.8     142.6
                                                              =========   ========   =======

   The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999      1998
                                                              ---------   --------   -------
Operating Activities
  Net loss..................................................  $(1,615.3)  $ (616.7)  $(255.8)
Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
  Depreciation and amortization.............................      303.0      210.8      79.4
  Equity in (earnings) losses of ventures, net of dividends
     received...............................................       (0.1)      16.7       1.3
  Adjustment on foreign exchange instruments................      (55.0)     (38.7)     28.7
  Business disposition, merger and restructuring related
     charges................................................      942.5       83.6        --
  Other adjustments.........................................       31.2       (6.9)      2.1
  Changes in assets and liabilities:
     Accounts receivable....................................     (121.2)    (138.5)   (128.3)
     Accounts payable and accrued expenses..................      159.5      101.6     115.6
     Unearned revenue.......................................       48.8      112.7      68.7
     Other changes in assets and liabilities................        9.2      (55.4)    (32.6)
                                                              ---------   --------   -------
       Net Cash Used in Operating Activities................     (297.4)    (330.8)   (120.9)
Investing Activities:
  Purchases of property and equipment.......................     (773.4)    (386.0)   (231.0)
  Restricted cash...........................................      221.5     (173.2)     32.0
  Acquisitions, net of cash acquired........................         --     (339.4)   (257.4)
  Other investing activities................................      (41.7)     (18.4)      0.5
                                                              ---------   --------   -------
       Net Cash Used in Investing Activities................     (593.6)    (917.0)   (455.9)
Financing Activities:
  Proceeds from debt, net of debt issuance costs............      192.1      818.3     787.9
  Net proceeds from issuance of securities..................        7.7      631.0     370.0
  Repayments of debt and capital leases.....................     (181.1)     (97.0)   (116.1)
  Proceeds from termination of foreign exchange
     instruments............................................       62.3         --        --
  Other financing activities................................         --         --      (9.4)
                                                              ---------   --------   -------
       Net Cash Provided by Financing Activities............       81.0    1,352.3   1,032.4
Effect of exchange rate changes on cash and cash
  equivalents...............................................       36.6      (20.1)      2.7
                                                              ---------   --------   -------
Net (decrease) increase in cash and cash equivalents........     (773.4)      84.4     458.3
Cash and cash equivalents at beginning of year..............    1,082.9      998.5     540.2
                                                              ---------   --------   -------
Cash and cash equivalents at end of year....................  $   309.5   $1,082.9   $ 998.5
                                                              =========   ========   =======
Supplemental Disclosure of Cash Flow Information:
  Issuance of common shares or notes for interest in
     business ventures......................................  $   136.8   $  336.6   $  19.5
                                                              =========   ========   =======
  Capitalization of leases..................................  $   186.5   $  126.4   $ 149.4
                                                              =========   ========   =======
  Conversion of debt into common shares.....................  $    79.0   $   38.5   $  40.6
                                                              =========   ========   =======

   The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (IN MILLIONS)

                                                                                                         TOTAL
                                         COMMON STOCK     ADDITIONAL      NOTES                      SHAREHOLDERS'
                                        ---------------    PAID-IN     RECEIVABLE,    ACCUMULATED      (DEFICIT)
                                        SHARES   AMOUNT    CAPITAL     COMMON STOCK     DEFICIT          EQUITY
                                        ------   ------   ----------   ------------   -----------   ----------------
Balance at December 31, 1997..........  106.6     10.6        349.0           --          (288.0)           71.6
  Proceeds from the sale of common
    stock, net of expenses of
    $22,805...........................   31.1      3.1        350.8           --              --           353.9
  Exercise of stock options and other
    equity transactions...............    5.8      0.6         15.6           --              --            16.2
  Conversion of notes payable.........    4.1      0.4         40.4           --              --            40.8
  Exercise of common stock warrants...    5.1      0.5         (0.5)          --              --              --
  Issuance of common stock in
    connection with business
    combinations......................    8.7      0.9        115.2           --              --           116.1
  Comprehensive income................     --       --          7.1           --              --             7.1
  Net loss............................     --       --           --           --          (255.8)         (255.8)
                                                                                                       ---------
        Total comprehensive loss......                                                                    (248.7)
                                        -----    -----     --------       ------       ---------       ---------
Balance at December 31, 1998..........  161.4     16.1        877.6                       (543.8)          349.9
  Exercise of stock options and other
    equity transactions...............    5.0      0.5         38.8           --              --            39.3
  Conversion of notes payable.........    3.8      0.4         38.1           --              --            38.5
  Issuance of common stock in
    connection with business
    combinations and employment
    arrangements......................   13.6      1.3        344.9        (10.4)             --           335.8
  Issuance of common stock in
    connection with preferred
    dividends.........................    0.7      0.1         23.3           --              --            23.4
  Comprehensive loss..................     --       --        (41.9)          --              --           (41.9)
  Net loss............................     --       --           --           --          (616.7)         (616.7)
                                                                                                       ---------
        Total comprehensive loss......                                                                    (658.6)
                                        -----    -----     --------       ------       ---------       ---------
Balance at December 31, 1999..........  184.5    $18.4     $1,280.8       $(10.4)      $(1,160.5)      $   128.3
                                        =====    =====     ========       ======       =========       =========
  Exercise of stock options and other
    equity transactions...............    2.0      0.3         17.1         10.4              --            27.8
  Conversion of notes payable.........    7.9      0.8         78.2           --              --            79.0
  Issuance of common stock in
    connection with business
    combinations and employment
    arrangements......................    7.3      0.7        136.1           --              --           136.8
  Issuance of common stock in
    connection with preferred
    dividends.........................    2.2      0.2         27.0           --              --            27.2
  Comprehensive loss..................     --       --        (76.4)          --              --           (76.4)
  Net loss............................     --       --           --           --        (1,615.3)       (1,615.3)
                                                                                                       ---------
        Total comprehensive loss......                                                                  (1,691.7)
                                        -----    -----     --------       ------       ---------       ---------
Balance at December 31, 2000..........  203.9    $20.4     $1,462.8       $   --       $(2,775.8)      $(1,292.6)
                                        =====    =====     ========       ======       =========       =========

   The accompanying notes are an integral part of these financial statements.

                            GLOBAL TELESYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Global TeleSystems, Inc. ("GTS" or "the Company"), is a provider of data, internet and borderless broadband services across Europe, serving businesses and carriers in European countries with a range of broadband, Internet/IP and voice services. As an industry leader in Europe, the Company operates cross-border fiber-optic network and a Tier-1 IP backbone (Ebone). Also, GTS is the majority owner of Golden Telecom, Inc. ("Golden Telecom"), which offers a variety of fixed-line and mobile telecommunications services in Russia, Ukraine and other former Soviet nations.

SIGNIFICANT 1999 BUSINESS COMBINATION

     Effective March 4, 1999, the Company completed its business combination with Global TeleSystems (Europe) Limited, formerly Esprit Telecom Group plc ("GTS (Europe) Ltd." or "Espirit") which was accounted for as a pooling of interests. Accordingly, these financial statements have been restated and are presented as if the companies have been combined since inception (see Note 4, "Business Combinations and Venture Transactions").

NOTE 2: MANAGEMENT PLANS & SUBSEQUENT EVENTS

MANAGEMENT PLANS

  Going Concern

     The Company incurred a net loss and realized negative cash flows from operating activities of $1.6 billion and $297.4 million, respectively, for the year ended December 31, 2000. In addition, at December 31, 2000, the Company's current liabilities exceed current assets by $411.9 million and the Company has a net shareholders' deficit of $1.3 billion. Further, in December 2000, the Company defaulted on senior debt obligations of $512.5 million, and as such, we have reflected this outstanding debt as a current obligation within our December 31, 2000 balance sheet (see Note 7, "Debt Obligations").

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's continued existence and plans for future growth are dependent upon its ability to restructure the senior debt obligations of GTS Europe Ltd. and to obtain the capital necessary to operate, primarily through the sale of certain business units, specifically the Business Services and Golden Telecom businesses, and potentially the Central Europe business, and through borrowings under the Amended Bank Facility (discussed below), to secure additional equity and debt capital, and to continue to compete effectively within the European market for telecommunication services. Further, during the first and second quarters of 2001, the Company has made significant progress in meeting several of these initiatives (see "Subsequent Events").

     Based on the Company's current existing cash balances, projected internally generated funds, the Company's recent agreements to divest its voice focused Business Services business, the sale of a majority of its shares in Golden Telecom and available borrowings under the Amended Bank Facility the Company believes that it will be able to address its funding requirements through the first quarter of 2002. To address its longer term funding needs, the Company is in the process of potentially divesting its Central European business operations and is seeking to refinance its indebtedness under the Amended Bank Facility (through a long term facility or otherwise), exploring opportunities to reduce its outstanding debt obligations and seeking additional funding, including through the issuance of new equity or debt securities. If the Company cannot raise additional capital through these steps or otherwise, however, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a substantial curtailment of capital and other expenditures, a sale of assets (in addition to those assets the Company is trying to sell as part of the Restructuring), a sale of the Company, halting certain operations of

                            GLOBAL TELESYSTEMS, INC.

the Company, or seeking the protection of applicable bankruptcy laws for units of the Company or the Company as a whole.

     The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

SUBSEQUENT EVENTS

  Agreement to Sell the Company's Shares in Golden Telecom ("GTI Business Disposition"):

     On April 2, 2001, the Company announced that it had entered into an agreement to sell, to a group of buyers, 12.2 million shares of the common stock of Golden Telecom, which the Company owned, for approximately $125 million. The buyers have the right under certain circumstances to purchase the remainder of the Company's equity interest in Golden Telecom, see Item 1.
"Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Agreement to Sell Certain of the Company's Shares in Golden Telecom".

  Restructuring of the Company's Global TeleSystems (Europe) Ltd. Subsidiary (Esprit Disposition):

     On March 28, 2001, the Company announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, under which the obligation to repay approximately $500 million of senior debt owed to the noteholders will be exchanged for a 90% ownership interest in a new business unit comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement by the U.K. courts. GTS will indirectly own the remaining 10% of this new company and has agreed, upon certain conditions, to provide up to E35 million in senior secured financing for working capital and up to E20 million in senior secured debt financing (subject to increase in certain circumstances) (which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit) to be used by this new company to purchase backbone transmission services from the Company. On March 28, 2001, Esprit commenced a consent solicitation to obtain approvals from its noteholders to allow the Company's senior secured financing to proceed. Esprit obtained the required consents on April 10, 2001, and on that date it entered into supplemental indentures related to the senior debt, which will allow such senior secured financing to proceed.

     Upon the completion of the debt restructuring, the Company will recognize a substantial gain in 2001 associated with the early extinguishment of the restructured debt obligations.

  Amended Bank Facility:

     On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility (the "Amended Bank Facility") while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds, assuming the satisfaction of certain conditions, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of March 31, 2001, the borrower had drawndown E200 million of these funds. The borrower will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from E180 million to E300 million from April 2001 through January 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. See Item 1 -- "Business -- Implementation of the November 2000 Restructuring and Other Recent Developments -- Amended Bank Facility.

                            GLOBAL TELESYSTEMS, INC.

NOTE 3: BUSINESS DISPOSITION, MERGER AND RESTRUCTURING RELATED CHARGES

     During 2000 and 1999 the Company has undergone several business initiatives to improve the operating performance of its business, and as a result, the Company has recognized a charge within its Statement of Operations of $1,014.6 million and $142.5 million, respectively. Highlighted below is a summary of the significant issues and items that comprise these charges.

2000 BUSINESS INITIATIVES

     In November 2000, the Company announced a substantial Restructuring of its operations to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete those aspects of the Restructuring, which will fund its operations through the first quarter of 2002, and to access additional capital to fund its operations after the first quarter of 2002, as discussed in greater detail below and in Note 2 - Management Plans and Subsequent Events."

     In connection with the Restructuring, the Company will focus on its core competency of providing broadband services to traditional carriers, Internet service providers, application service providers, other Web-centric entities and data intensive pan-European corporations. The objective of the Restructuring is to position the Company as a data and Internet services-only provider, which the Company expects will have positive earnings, before interest, taxes, depreciation and amortization, although there can be no assurance in this regard. As part of the Restructuring, the Company reorganized into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom. The objective of separating itself into these four business units was to enable the Company to sell its investment interest in its Business Services and Central Europe divisions and in Golden Telecom. Further, during the first and second quarters of 2001, the Company made significant progress in achieving its restructuring objective of creating a simplified, transparent business that is centralized solely on providing broadband optical and IP services to its customers that we refer to as our Ebone business unit.

     As a result of the Restructuring initiative, the Company recorded a $988.5 million charge within its statements of operations in the fourth quarter 2000. The components of the $988.5 million charge include $955.1 million associated with our business disposition initiatives and $33.4 million for the restructuring of our Ebone business.

     Of the $955.1 million charge for our business disposition initiatives, $922.2 million represents non-cash items related to the write-off of impaired goodwill and intangibles of $697.5 million with the remaining $224.7 million principally related to the write-off of impaired fixed assets. The remaining $32.9 million of the $955.1 million represents cash items for transaction related costs (professional advisors) and severance for personnel.

                            GLOBAL TELESYSTEMS, INC.

     Of the $33.4 million for the restructuring of our Ebone business, $20.3 million represents non-cash items related to the write-off of impaired fixed assets with the remaining $13.1 million representing cash items that are principally for contract terminations for excess local access transmission capacity and facilities.

     In determining the write-down amounts for the goodwill and intangibles, the Company utilized third party fair value appraisals and discounted cash flow analysis. Further, in determining the write-down amount for its fixed assets, the Company utilized discounted cash flows analysis and considered fair values that could be achieved in the market for the sale of its assets; however, due to the significant down-turn in the financial markets for telecommunication providers the re-sale market for used telecommunication equipment has also become less favorable to the Company.

     At December 31, 2000, $30.1 million of the $46.0 million remains as an accrual for additional cash payments that the Company expects to pay in 2001.

  Third Quarter 2000

     The $26.1 million charge was attributable to the Board of Directors approval, in August 2000, of management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices.

     The components of the charge include $14.7 million for severance related costs associated with termination of personnel, cancellation of facility leases and anticipated office closure costs in Western Europe and $11.4 million for severance costs under the terms of separation with the Company's former Chairman and Chief Executive Officer and severance and termination costs in connection with consolidation of its headquarters functions, including its Northern Virginia web-hosting facility. In addition, the Company has reclassified within its balance sheet the $10.0 million loan amount that was due from its former Chairman and Chief Executive Officer from the equity section to a non-current asset, as the Company expects the amount to be collected under the terms of his separation agreement. At December 31, 2000, $15.0 million of the $26.1 million remains as an accrual for additional cash payments that the Company expects to pay in 2001.

1999 BUSINESS INITIATIVES

     In 1999 the Company recorded $142.5 million in charges to earnings attributable to merger and restructuring costs. Of the $142.5 million, $59.0 million, $19.8 million and $63.7 million were recorded in the fourth quarter, third quarter and first quarter of 1999, respectively.

  Fourth Quarter 1999

     The $59.0 million charge reflects $40.1 million for the integration and rationalization of the Company's switched-voice assets as well as $18.9 million for certain employee-related reorganization costs. These charges were incurred principally as a result of the acquisitions and organizational consolidations that the Company effected in 1999. At December 31, 2000, $0.9 million of the $59.0 million remains as an accrual for additional cash payments that the Company expects to pay in 2001.

  Third Quarter 1999

     The $19.8 million charge was a result of the Company's decision that the allocation of sufficient resources to support certain cellular ventures in Russia was not consistent with the Company's strategic plans. Accordingly, the Company decided to abandon certain cellular ventures and decided to cease to provide any further financial assistance to these ventures other than the assumption of certain debt obligations. In December 2000, Golden Telecom, a subsidiary of the Company, which holds these cellular ventures, entered into an agreement with MCT, a third party, whereby Golden Telecom exchanged its ownership interest in its

                            GLOBAL TELESYSTEMS, INC.

Russian mobile operations, including the abandoned cellular ventures, for MCT common stock. Accordingly, as of December 31, 2000, the Company no longer has an accrual for unpaid transactional costs associated with the abandonment.

  First Quarter 1999

     The $63.7 million charge was attributable to the transactional and other costs associated with the acquisition and integration of Global TeleSystems (Europe) Ltd. At December 31, 2000, the Company no longer has an accrual for unpaid transactional costs.

  1998 Extraordinary Charge

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

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COMPARATIVE FIGURES

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order to conform to the 2000 presentation.

CASH AND CASH EQUIVALENTS

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $86.1 million and $312.1 million of restricted cash at December 31, 2000 and 1999, respectively. The restricted cash at December 31, 2000 is primarily related to cash held in escrow for contractual obligations associated with the construction of our network.

                            GLOBAL TELESYSTEMS, INC.

     Further, at December 31, 2000, the Company had $54.3 million of investments available for sale, investments in short-term debt securities that do not meet the definition of a cash and cash equivalent, but with maturities of less than one year.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives, ranging from three to ten years for telecommunications equipment and three to five years for non-network property and equipment, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment and telecommunications equipment not yet placed into service. Depreciation is recorded commencing with the first full month that assets are placed into service. Maintenance and repairs are charged to expense as incurred.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company capitalizes material interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets' useful lives. The Company has capitalized interest costs of $27.3 million and $13.0 million during the years ended December 31, 2000 and 1999, respectively.

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

     During the year ended December 31, 2000, the Company's analysis indicated that there was an impairment of certain of its goodwill and intangible assets. In determining the write-down amount, the Company utilized third party fair value appraisals and discounted cash flow analysis. Further, the write-down of goodwill and intangible assets was primarily attributable to the Company's Business Services businesses that it is currently seeking to dispose of and has reflected this write-down within the "Business Disposition, Merger and Restructuring Related Charges" line item in the Company's consolidated statements of operations (see Note 3, "Business Disposition, Merger and Restructuring Related Charges"). No impairment expense was recognized in 1999 and 1998.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment

                            GLOBAL TELESYSTEMS, INC.

has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques.

     During the year ended December 31, 2000, the Company's analysis indicated that there was an impairment of certain of its long-lived assets. Accordingly, the Company recorded a write-down of long-lived assets associated with property and equipment that is primarily attributable to its Business Services businesses that the Company is currently seeking to dispose and has reflected this write-down within the "Business Disposition, Merger and Restructuring Related Charges" line item in the Company's consolidated statements of operations (see
Note 3, "Business Disposition, Merger and Restructuring Related Charges"). In determining the write-down amount for its fixed assets, the Company utilized discounted cash flows analysis and considered fair values that could be achieved in the market for the sale of its assets; however, due to the significant down-turn in the financial markets for telecommunication providers the re-sale market for used telecommunication equipment has also become unfavorable. No impairment expense was recognized in 1999 and 1998.

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

FOREIGN CURRENCY TRANSLATION

     The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). In most instances, the local currency is considered the functional currency for the Company's subsidiaries and ventures, except for operations in the Commonwealth of Independent States ("CIS"), where the U.S. dollar has been designated as the functional currency. Assets and liabilities of these subsidiaries and ventures are translated at the rates of exchange at the balance sheet date. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in other comprehensive income, a component of shareholders' equity. Gains and losses from foreign currency transactions of these subsidiaries and ventures are included in the operations of the subsidiary or venture.

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

  Post 2000 Accounting and Reporting

     The Company has determined that, beginning January 1, 2001, the functional currency of the Company is the Euro (E) as compared with the United States dollar. Further, the Company also intends to report its financial results in the Euro (E) reporting currency as compared with the United States dollar, within its 2001 reports filed with the United States Securities and Exchange Commission ("SEC"). This change in accounting and reporting is reflective of management's analysis of its functional currency indicators; that is, its anticipated cash flows, its product portfolio pricing, geographic market, operating expenses and to a lesser extent its financing sources and the Company's initiatives to dispose of its Business Services, Central European and CIS business operations.

                            GLOBAL TELESYSTEMS, INC.

REVENUE RECOGNITION

     The Company records as revenue the amount of telecommunications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. In addition, the Company defers telecommunications installation revenue and capitalizes telecommunication connection costs. Further, the deferred revenue and capitalized costs are recognized over the estimated life of the customer contract.

     The adoption of SEC Staff Accounting Bulletin No. 101 did not have a material impact on the Company's results of operations or financial position.

ADVERTISING COSTS

     Costs for advertising products and services or corporate image are expensed as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $31.7 million, $32.9 million and $21.7 million, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on quoted market prices. At December 31, 2000 and 1999, the fair value of the Company's debt is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                       2000                    1999
                                               ---------------------   ---------------------
                                                            CARRYING                CARRYING
                                               FAIR VALUE    VALUE     FAIR VALUE    VALUE
                                               ----------   --------   ----------   --------
                                                               (IN MILLIONS)
Senior subordinated convertible debentures at
  interest rates Ranging from 5.75% to
  8.75%......................................    $ 23.4     $  466.9    $  864.4    $  546.0
Senior nonconvertible debentures at interest
  rates ranging from 9.875% to 11.5%.........     462.2      1,633.5     1,683.2     1,685.2
Redeemable preferred stock, dividend rate of
  7.25%......................................      14.0        511.4       556.3       502.3

     In addition, since December 31, 2000, there has been significant change in the fair market value of the financial instruments identified above, current fair market value, as of March 30, 2001 as follows: Senior subordinated convertible debentures of $37.4 million; Senior nonconvertible debentures of $333.1 million and Redeemable preferred stock of $21.3 million.

     Further, the recorded amounts for all other long-term debt, including the outstanding obligation associated with the Company's bank facility, approximates fair value.

                            GLOBAL TELESYSTEMS, INC.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, most of which are maintained in high-quality financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company generally does not require collateral to extend credit to its customers and provides allowances for potential credit losses when necessary.

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

     Prior to January 1, 2001, the Company accounted for its derivatives under SFAS No. 52, "Foreign Currency Translation." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company will adopt the new statement, which is effective for fiscal years beginning after June 15, 2000 on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Due to our minimal use of derivatives , the adoption of the new statement did not have a significant effect on our results of operations or financial position.

     The Company enters into foreign currency forward contracts to minimize foreign exchange risk. The Company utilizes foreign currency agreements that are short term in duration (generally one week or less). As of December 31, 2000, the Company had no outstanding forward contracts. Additionally, GTS Europe B.V. had maintained a foreign currency swap transaction agreement which was liquidated in November 2000 (see Note 8, "Foreign Currency Transactions").

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

                            GLOBAL TELESYSTEMS, INC.

NOTE 5: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

     During 2000 and 1999 the Company has acquired several businesses and has also increased its ownership interest in several of its previously existing ventures by either buying out or acquiring part of the minority shareholders' interest in these ventures.

     The more significant business combinations and venture transactions are identified below.

2000 BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

  FLAG Atlantic Limited

     On October 31, 2000, the Company announced that it has reached an agreement to sell its 50% equity interest in FLAG Atlantic Limited to FLAG Telecom while retaining ownership over certain infrastructure, including the dedicated fiber pair on the FLAG Atlantic-1 transatlantic link, previously purchased from the joint venture. FLAG Atlantic Limited was a 50/50 joint venture established by the Company and FLAG Telecom to build FLAG Atlantic-1, a major subsea fiber network connecting the US and Europe. Further, in October 2000, prior to the closing of the Company's sale of its equity interest in FLAG Atlantic Limited, the Company made its required $100 million equity contribution into the joint venture.

     Under the terms of the sale agreement, the Company received $130 million in cash from FLAG Telecom in the fourth quarter with the balance of the purchase price, $5 million, to be received upon the resolution of certain regulatory matters. The Company currently anticipates that it will receive the remaining $5 million of consideration in the second quarter of 2001. Further, the Company recognized a gain of $31.3 million in 2000 as a result of its sale of its investment interest in the joint venture.

  GTS Europe B.V.

     The Company increased its ownership in GTS Europe B.V. from 98.4% at December 31, 1999 to 99.8% at December 31, 2000 by the following transactions:

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

  Netcom Internet Limited

     On February 18, 2000, GTS acquired Netcom Internet Limited ("Netcom") with the issuance of 4,135,920 of our common stock. Netcom is an Internet service provider in the United Kingdom, which provides dedicated and dial-up Internet access, Web-hosting, server co-location, Internet protocol virtual private networks and other services. The excess of the purchase price paid over the fair value of assets acquired has been calculated at approximately $105.3 million and has been reflected as goodwill, which is being amortized over 20 years.

     Further, during the fourth quarter 2000, the Company's analysis and a third party appraisal had indicated that there was an impairment of the Netcom goodwill. Accordingly, the Company recorded an impairment

                            GLOBAL TELESYSTEMS, INC.

charge of $36.9 million in order to reflect its investment in Netcom at the fair value in the December 31, 2000 consolidated balance sheet (see Note 3, "Business Disposition, Merger and Restructuring Related Charges").

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

  Omnicom

     In April 1999, GTS acquired Omnicom, a French company, for approximately $320 million in cash and 3,706,572 shares of the Company's common stock. The excess of the purchase price paid over the fair value of assets acquired has been preliminarily calculated at approximately $453.4 million and has been reflected as goodwill, which is being amortized over 20 years.

     Further, during the fourth quarter 2000, the Company's analysis had indicated that there was a full impairment of the unamortized Omnicom goodwill. Accordingly, the Company wrote-off the net book value of the Omnicom goodwill in order to properly reflect the value of the goodwill in the December 31, 2000 balance sheet (see Note 7, "Business Disposition, Merger and Restructuring Related Charges").

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

                            GLOBAL TELESYSTEMS, INC.

  Golden Telecom

     On October 5, 1999 Golden Telecom, a then wholly owned subsidiary of GTS, completed an initial public offering of its common stock. Golden Telecom was formed to hold GTS's interest in the businesses it owns and operates in Russia and the CIS. Golden Telecom, through subsidiaries, is a facilities-based provider of integrated telecommunications services in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia, Ukraine and other countries of the CIS. Through the initial and a secondary public offering, Golden Telecom raised over $50 million from public investors and approximately $45 million from strategic investors, which was recorded as minority interest. In addition, GTS contributed $50 million to Golden Telecom. At December 31, 2000, GTS had a 61.5% ownership interest in Golden Telecom.

     In conjunction with the 2000 and 1999 business combinations, assets acquired, liabilities assumed and common stock issued were as follows (in millions):

                                                               2000      1999
                                                              -------   -------
Fair value of assets acquired...............................  $   7.9   $  50.6
Goodwill....................................................    142.4     717.2
Fair value of liabilities assumed...........................    (13.5)    (91.8)
Common stock issued.........................................   (136.8)   (336.6)
                                                              -------   -------
Net cash paid...............................................  $    --   $ 339.4
                                                              =======   =======

NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property and equipment consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Communications equipment....................................  $1,303.0   $  871.3
Non-network property and equipment..........................     248.3      154.4
Construction in process.....................................     516.4      196.9
                                                              --------   --------
          Total.............................................   2,067.7    1,222.6
Less: Accumulated depreciation..............................    (411.1)    (193.8)
          Accumulated impairment write off..................    (232.1)     (24.3)
                                                              --------   --------
                                                              $1,424.5   $1,004.5
                                                              ========   ========

     As previously discussed in Note 2, "Summary of Significant Accounting Policies -- Long-Lived Assets," the Company determined that an impairment write-off of certain property and equipment that is primarily attributable to its Business Services businesses was required in order to properly reflect the value of the aforementioned property and equipment at its net realizable value.

                            GLOBAL TELESYSTEMS, INC.

     Goodwill and intangibles consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Goodwill....................................................  $1,227.6   $1,159.8
Intangibles.................................................     192.5      155.0
                                                              --------   --------
          Total.............................................   1,420.1    1,314.8
Less: Accumulated amortization..............................    (245.9)    (141.9)
          Accumulated impairment write off..................    (697.5)        --
                                                              --------   --------
                                                              $  476.7   $1,172.9
                                                              ========   ========

     As previously discussed in Note 2, "Summary of Significant Accounting Policies -- Goodwill and Intangible Assets," the Company determined that an impairment write-off of goodwill and intangible assets that is primarily attributable to its Business Services businesses was required in order to properly reflect the value of the aforementioned goodwill and intangible assets at their future economic value.

     Comprehensive loss consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              ---------   -------
                                                                 (IN MILLIONS)
Net loss....................................................  $(1,615.3)  $(616.7)
Other comprehensive loss:
  Preferred Dividends.......................................      (36.3)    (25.7)
  Foreign currency translation adjustments..................      (40.1)    (16.2)
                                                              ---------   -------
                                                                  (76.4)    (41.9)
                                                              ---------   -------
Comprehensive loss..........................................  $(1,691.7)  $(658.6)
                                                              =========   =======

                            GLOBAL TELESYSTEMS, INC.

NOTE 7: DEBT OBLIGATIONS

     Company debt consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
DEBT OBLIGATIONS OF GTS (PARENT COMPANY)
  Senior subordinated convertible debentures, due July 1,
     2010...................................................  $  466.9   $  466.9
  Senior non-convertible debentures, due February 15,
     2005...................................................     105.0      105.0
  Senior subordinated convertible debentures, due June 30,
     2000...................................................        --       79.1
DEBT OBLIGATIONS OF GTS EUROPE B.V.
  Senior notes, due August 15, 2007.........................     265.0      265.0
  Senior notes, due December 1, 2009........................     259.0      278.6
  Senior notes, due December 1, 2006........................     212.0      228.0
  Senior notes, due January 15, 2009........................     200.0      200.0
  Senior notes, due January 15, 2006........................      80.0       86.1
  Bank facility, due July 14, 2008..........................      94.2         --
DEBT OBLIGATIONS OF GTS (EUROPE) LTD. -- (ALL CURRENT DEBT
  OBLIGATIONS)
  Senior notes, due December 15, 2007.......................     290.2      294.7
  Senior notes, due June 15, 2008...........................     222.3      227.8
Capital lease obligations...................................     376.8      283.2
Other financing agreements..................................      23.8       37.8
                                                              --------   --------
                                                               2,595.2    2,552.2
Less: debt and capital lease obligations maturing within one
  year......................................................     552.3      122.2
                                                              --------   --------
          Total long-term debt and capital lease
            obligations.....................................  $2,042.9   $2,430.0
                                                              ========   ========

DEBT OBLIGATIONS OF GTS (PARENT COMPANY)

     In July 1998, the Company issued aggregate principal amount of $466.9 million of 5.75% convertible senior subordinated debentures (the "Convertible Debentures due 2010") that mature July 1, 2010. The Convertible Debentures due 2010 are redeemable on or after July 1, 2001 at our option, at redemption prices ranging from 104.025% to 100.0% of the principal amount, plus accrued and unpaid interest. The Convertible Debentures due 2010 are convertible into approximately
17.0 million common shares at any time prior to maturity or redemption at a conversion price of $27.525 per common share. Interest is payable semiannually in January and July. The Convertible Debentures due 2010 are subordinated to all existing and future senior indebtedness of the Company, except for the Convertible Bonds due 2000, as defined below, with which they rank pari passu in right of payment.

     In February 1998, the Company issued $105.0 million aggregate principal amount of 9.875% senior notes due February 15, 2005 (the "9.875% Senior Notes due 2005"). Approximately $19.6 million of the net proceeds from the sale of such notes were initially placed in escrow for the first four semi-annual interest payments, commencing August 15, 1998. Interest is payable semi-annually in February and August. The 9.875% Senior Notes due 2005 are senior in rank to both the Convertible Debentures due 2010 and the Convertible Bonds due 2000.

     On November 30, 2000, the Company successfully completed its efforts to obtain consents from holders of its 9.875% Senior Notes due 2005 to certain amendments of the indenture governing the 9.875% Senior Notes due 2005. The amendments sought in the consent solicitation removed as events of default under the

                            GLOBAL TELESYSTEMS, INC.

indenture defaults under any indebtedness of, judgments against, and bankruptcy, insolvency and related filings and other events of, GTS (Europe) Ltd. or any of its direct or indirect subsidiaries. The Company made a payment in the fourth quarter 2000 equal to 10% of the principal amount of the 9.875% Senior Notes to each holder, or an aggregate of $10.5 million, in order to secure their consent to the amendments sought.

     In July 1997, the Company issued $144.8 million aggregate principal amount of convertible senior subordinated bonds (the "Convertible Bonds due 2000") that matured on June 30, 2000. On December 20, 1999, GTS called for redemption on March 20, 2000, all of the outstanding Convertible Bonds due 2000. The redemption price of such bonds was $1,016 per $1,000 principal amount of such bonds, including accrued interest to the redemption date. All of the Convertible Bonds due 2000, not previously converted prior to 2000, were converted into Common Stock in the first quarter of 2000.

DEBT OBLIGATIONS OF GTS EUROPE B.V.

     On July 14, 2000, a subsidiary of the Company executed an eight year, $550 million, multi-currency bank credit facility ("the Bank Facility"). The Bank Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business. Borrowings under the Bank Facility bear interest at LIBOR (for non-Euro dominated borrowings) or EURIBOR (for Euro dominated borrowings) plus additional basis points based on current financial performance. The Company also pays commitment fees on the unused portion of the Bank Facility. In addition, the Bank Facility agreement requires compliance with certain financial covenants, including interest coverage. The outstanding borrowings under the Bank Facility was E100 million as of December 31, 2000. We have reflected the borrowing under the Bank Facility as a long-term debt obligation within our consolidated balance sheet, since any amounts outstanding at a given time will, in effect, continually be re-financed by subsequent borrowings until its maturity.

     On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds, assuming the satisfaction of certain conditions, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of March 31, 2001, the borrower had drawndown E200 million of these funds (see Note 2, "Management Plans and Subsequent Events").

     In November 1999, GTS Europe B.V. issued E225.0 million aggregate principal amount of 10.50% Senior Notes due December 1, 2006 (the "10.5% Senior Notes due 2006") and E275.0 million aggregate principal amount of 11% Senior Notes due December 1, 2009 (the "11% Senior Notes due 2009"). Interest is payable semiannually in December and June. The 10.5% Senior Notes due 2006 and 11% Senior Notes due 2009 notes were issued pursuant to two indentures with terms that are substantially similar to the indentures governing the 11.5% Senior Notes due 2007, which were issued by GTS Europe B.V. in August 1997, and the 10.375% Senior Notes due 2006 and the 10.375% Senior Notes due 2009, which were issued by GTS Europe B.V. in January 1999.

     The 11% Senior Notes due 2009 are redeemable in whole or in part, at the Company's option at any time on or after December 1, 2004 at a price ranging from 105.50% to 100.0% of the principal amount, plus accrued and unpaid interest. GTS may also redeem up to 35% of the principal amount of the 11% Senior Notes due 2009 at any time prior to prior to December 1, 2002 at a redemption price equal to 111% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of public equity offerings of GTS Europe B.V. or strategic equity investments of at least $75.0 million, provided that following such redemption at least 65% of the original principal amount of the 11% Senior Notes due 2009 remains outstanding. The 10.5% Senior Notes due 2006 notes are not so redeemable.

                            GLOBAL TELESYSTEMS, INC.

     In January 1999, GTS Europe B.V. issued $200 million aggregate principal amount of 10.375% Senior Notes due January 15, 2009 (the "10.375% Senior Notes due 2009") and E85 million aggregate principal amount of Senior Notes due January 15, 2006 (the "10.375% Senior Notes due 2006" and together with the 10.375% Senior Notes due 2009, the "10.375% Senior Notes due 2006 and 2009"). Interest is payable semiannually in January and July, commencing July 15, 1999. The 10.375% Senior Notes due 2009 are redeemable in whole or in part, at our option at any time on or after January 15, 2004 at a price ranging from 105.188% to 100.0% of the principal amount, plus accrued and unpaid interest. The 10.375% Senior Notes due 2006 are redeemable in whole or in part, at our option at any time on or after January 15, 2003 at a price ranging from 105.188% to 100.0% of the principal amount, plus accrued unpaid interest. GTS may also redeem up to one-third of the principal amount of the 10.375% Senior Notes due 2006 and 2009 prior to January 15, 2002 at a redemption price equal to 110.375% of the principal amount of the notes so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of one or more public equity offerings of GTS Europe B.V. or strategic equity investments of at least $75.0 million, provided, however, that following such redemption, at least two-thirds of the original principal amount of such notes remains outstanding.

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

     The debt obligations of GTS Europe B.V. described above represent senior obligations of GTS Europe B.V. Because the holders of the GTS Europe B.V. senior obligations described above have direct recourse to the assets of GTS Europe B.V., these debt obligations are structurally senior to the debt obligations of GTS described above.

DEBT OBLIGATIONS OF GTS (EUROPE) LTD. -- (ALL CURRENT DEBT OBLIGATIONS)

     On December 15, 2000, GTS (Europe) Ltd. announced that it had elected not to pay scheduled cash interest payments totaling approximately $12.0 million on its 10.875% and 11% Senior Notes due 2008, described below. Under the terms of the indenture governing these notes, GTS (Europe) Ltd. had 30 days to cure the non-payment and failed to do so during the cure period, and as a result, we have classified the notes as a short-term debt obligation within our December 31, 2000 consolidated balance sheet. Further, during the first quarter 2001, the Company made significant progress in addressing this default (see Note 2, "Management Plans and Subsequent Events"). If the Esprit Restructuring, described in Note 2, "Management Plans and Subsequent Events," is consummated, the outstanding Senior Notes due 2008 and Senior Notes due 2007, described below, will be exchanged for equity in a new company.

     In June 1998, GTS (Europe) Ltd. issued $150.0 million and DM150.0 million aggregate principal amount of Senior Notes due June 15, 2008 (the "Senior Notes due 2008"). The Senior Notes due 2008 pay interest semi-annually in June and December at a rate of 10.875% and 11.00% respectively. GTS may redeem the Senior Notes due 2008, in whole or in part, any time on or after June 15, 2003, at a price ranging from 105.438% to 100.0% of the principal amount, plus accrued and unpaid interest. GTS may redeem, at our option, up to 35% of the principal amount of each series of the 11.5% Senior Notes due 2007, defined below, and Senior Notes due 2008 prior to December 15, 2000 and June 15, 2001, respectively, at prices equal to 111.50% of the principal amount of the 11.5% Senior Notes due 2007, and 110.875% of the principal amount of the Senior Notes due 2008, plus other amounts, with the net cash proceeds of public equity offerings of GTS (Europe) Ltd. or strategic equity investments of at least $50 million, provided that following such redemption at least 65% of the principal amount of the notes remain outstanding.

                            GLOBAL TELESYSTEMS, INC.

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

     The debt obligations of GTS (Europe) Ltd. described above represent senior obligations of GTS (Europe) Ltd. Because the holders of the GTS (Europe) Ltd senior obligations described above have direct recourse to the assets of GTS (Europe) Ltd., these debt obligations are structurally senior to the debt obligations of GTS described above.

     Certain of the Company's consolidated ventures maintain credit facilities for their local operations. Borrowings under such credit facilities bear interest at the prevailing negotiated market rates.

     Aggregate maturities of long-term debt, as of December 31, 2000, are as follows: 2001 -- $519.2 million, 2002 -- $9.7 million, 2003 -- $2.1 million,
2004 -- $2.2 million, 2005 -- $1.4 million and $1,683.8 million thereafter.

     The Company paid interest of $251.8 million, $186.9 million and $124.2 million in 2000, 1999, and 1998, respectively.

NOTE 8: FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, GTS Europe B.V. entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265.0 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Senior Notes"). As of December 31, 1999, the Swap was valued at $11.1 million and was reflected as a non-current asset within our consolidated balance sheet.

     On November 21, 2000, GTS Europe B.V. liquidated the Swap with Rabo for cash proceeds of $62.3 million

NOTE 9: SHAREHOLDERS' EQUITY

COMMON STOCK

     On May 16, 2000, the Company's stockholders approved an increase in the Company's authorized common stock from 270 million to 540 million shares.

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

                            GLOBAL TELESYSTEMS, INC.

common stock being listed in the United States on the Nasdaq National Market. Net proceeds from the Stock Offering were $235.2 million. In October 1999, GTS began trading on the New York Stock Exchange.

     In February 1999 and June 1998, pursuant to previously issued and redeemed debt obligations, warrants to purchase 116,260 and 6,666,666 common shares, respectively, were exercised using a cash-less exercise. In addition, warrants to purchase 8,772,626 shares of the Company's common stock, at an exercise price of $4.67 per share, expire in the first and second quarters of 2002.

     The Company does not intend to pay dividends on common stock in the foreseeable future. In addition, certain of the Company's financing agreements include covenant restrictions precluding the payment of dividends by the Company.

     The Company has reserved 94,485,391 shares of common stock for issuance upon conversion of the exercise of outstanding stock options, warrants, convertible bonds and similar dilutive rights.

PREFERRED STOCK

     In April 1999, the Company issued, for gross proceeds of $500 million in a private placement, ten million Depositary Shares, each representing 1/100th of a share of cumulative convertible preferred stock (the "Preferred Stock"). Net proceeds of this offering were $485 million, excluding certain transaction costs. Holders of the Depositary Shares are entitled to a quarterly cash payment of $0.90625 per Depositary Share (or 7.25% per year per depositary share) payable on March 15, June 15, September 15 and December 15 of each year commencing on June 15, 1999. Each Depositary Share will have a liquidation preference of $50 per share and will be convertible into GTS common stock at $34.50 per GTS common share. The Preferred Stock is convertible at any time into
1.45 shares of common stock. GTS may redeem the shares of the Preferred Stock, in whole or in part, at its option on or after March 15, 2002.

     On November 13, 2000 and on February 28, 2001, the Company announced that the Board of Directors had determined that it was in the best interests of the Company and all its shareholders to discontinue the payment of dividends on the Preferred Stock. As of December 31, 2000, the cumulative unpaid dividends on the Preferred Stock were $9.1 million. The Company's payment of dividends on the Preferred Stock represents a non-cash item to the Company since the Company has previously paid common stock dividends on the Preferred Stock. A market agent has sold the dividended shares of common stock on behalf of a depositary to provide the applicable cash payment to the Preferred Stock holders. The holders of the Preferred Stock have no voting rights, except that upon the accumulation of six full unpaid quarterly dividends (whether or not consecutive) the number of members of the Company's Board of Directors will be immediately and automatically increased by two and the holders of a majority of the outstanding shares of Preferred Stock, voting together as a class, will be entitled to elect two members to the Board of Directors of the Company.

NOTE 10: STOCK OPTION PLANS

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the years ended December 31, 2000, 1999 and 1998 would have increased by approximately $126 million, $46 million and $14 million, respectively.

     The Company maintains the 1992 Stock Option Plan, the 2000 Stock Option Plan, the Non-Employee Directors Stock Option Plan and the GTS Equity Compensation Plan (the "Option Plans"). As of December 31, 2000, the maximum number of shares of common stock available for grant under the Option Plans was
68.0 million. Except for the Company's performance based options granted under the 1992 stock option plan, options granted under the Option Plans issued prior to June of 1999, generally vest over a three to

                            GLOBAL TELESYSTEMS, INC.

four-year period from the date of grant and expire ten years from the date of grant. In 1996 and 1998, the Company had granted options with vesting terms that provide for vesting within five and six years after the date of grant, respectively, unless certain performance goals are met, in which case vesting could occur over a shorter period of time. Effective June 1999, options granted under the Option Plans generally vest over a three year term with one-third vesting after one year and one thirty-sixth vesting each month thereafter. Further, effective in mid 2000, options granted under the Option Plans generally vest within 18 months after the date of grant. Upon a change of control, as defined in the Option Plans, all options would immediately vest.

     The fair value of options granted under the GTS plans during 2000, 1999 and 1998 is estimated to be between $0.18 and $18.01, $1.20 and $38.05 and $8.26 and $16.86 per common share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield of 0% and expected life of three to five years for all periods presented, risk free interest rates of between 5.10% and 6.81% for 2000, between 4.57% and 6.32% for 1999 and between 4.19% and 5.64% for 1998, volatility of 100.0 for 2000 and .75 for 1999 and 1998 grants.

     Additional information with respect to stock option activity is summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------
                                   2000                    1999                    1998
                           ---------------------   ---------------------   ---------------------
                                        WEIGHTED                WEIGHTED                WEIGHTED
                                        AVERAGE                 AVERAGE                 AVERAGE
                                        EXERCISE                EXERCISE                EXERCISE
                             SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                           ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning
  of year................  24,070,415    $19.55    18,520,280    $ 8.93    15,449,514    $ 4.10
Options granted..........  44,457,671      4.02    12,820,630     28.32     9,235,842     13.44
Options exercised........   1,397,646      5.00     4,594,246      5.21     5,223,982      3.01
Options canceled or
  expired................  13,029,580     19.07     2,676,249     15.29       941,094      8.14
                           ----------              ----------              ----------
Outstanding at end of
  year...................  54,100,860      7.27    24,070,415     19.55    18,520,280      8.94
                           ==========              ==========              ==========
Options exercisable at
  year end...............   8,488,201    $13.92     4,461,025    $ 7.26     5,433,264    $14.35

     The following table summarizes information about stock options outstanding:

                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          ----------------------------------------   ----------------------
                                           WEIGHTED
                                            AVERAGE       WEIGHTED                 WEIGHTED
                                           REMAINING      AVERAGE                  AVERAGE
RANGE OF EXERCISE PRICE     NUMBER        CONTRACTUAL     EXERCISE     NUMBER      EXERCISE
AT DECEMBER 31, 2000:     OUTSTANDING   LIFE (IN YEARS)    PRICE     EXERCISABLE    PRICE
-----------------------   -----------   ---------------   --------   -----------   --------
   $ 0.10 to $ 3.86       30,603,822          9.6          $ 1.01       372,376     $ 1.09
     3.86 to   7.72        2,335,640          4.6            5.42     2,091,267       5.23
     7.72 to  11.59       10,062,180          7.5            9.82     1,873,054       9.11
    11.59 to  15.49        3,581,347          6.7           12.72     1,485,480      12.90
    15.49 to  19.31          413,898          5.8           18.77       344,898      18.73
    19.31 to  23.17        1,039,166          7.2           20.98       399,667      21.31
    23.17 to  27.03          457,722          6.1           23.60       250,664      23.53
    27.03 to  30.90        4,800,297          7.1           28.42     1,198,107      27.76
    30.90 to  34.76          136,777          6.4           32.37        88,724      32.25
    34.76 to  38.62          659,761          6.5           37.86       443,964      37.95

                            GLOBAL TELESYSTEMS, INC.

     In addition, prior to the establishment of the Option Plans, options were granted to certain key employees to purchase 2,344,500 shares of the Company's common stock at an exercise price of $0.265 per share. There are 167,321 and 388,256 of these options outstanding and fully exercisable at December 31, 2000 and 1999, respectively.

     In the fourth quarter of 2000, the Company issued 4,045,000 restricted common shares to its employees, as a part of a retention program, that will require the Company to recognize non-cash compensation costs within its consolidated statement of operations. The Company has recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of $4.2 million, $3.1 million and $2.3 million during 2000, 1999 and 1998, respectively, and these amounts have been reflected as selling, general and administrative expenses within its consolidated statement of operations. In 2001, the Company anticipates that it will recognize a non-cash compensation charge in the range of $15.0 million and $20.0 million.

EMPLOYEE STOCK PURCHASE PLAN

     In January 2000, the Company instituted an Employee Stock Purchase Plan ("ESPP"). The Company is authorized to issue approximately 1.5 million shares of common stock to eligible employees. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase common stock at a price of 85% of the fair market value of the Company's common stock on the last trading day of the month in which the common stock is purchased. Approximately 0.1 million shares of common stock have been issued for $0.4 million during 2000. As of December 31, 2000, approximately 1.4 million shares are available for issuance under this plan.

NOTE 11: GTS EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan (the "Savings Plan") covering all U.S. citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and as such, participants may defer pretax income in accordance with federal income tax limitations. The Company provides a 50% matching contribution on the first 5% contributed by the employee. The Company may also, at its discretion, make non-matching contributions. Both matching and non-matching contributions by the Company vest after three years of service. The Company's expense under the Savings Plan was approximately $0.3 million for the year ended December 31, 2000 and $0.2 million for the years ended December 31, 1999 and 1998. The Company made no discretionary (non-matching) contributions for the years ended December 31, 2000, 1999 or 1998.

     With respect to certain GTS (Europe) Ltd. employees, the Company is required to contribute a fixed percentage, based upon the salary earned, to the employees' nominated pension insurance policy or other pension arrangements. During the years ended December 31, 2000, 1999 and 1998, the Company incurred expense of $5.5 million, $3.0 million and $1.9 million, respectively related to these pension arrangements.

     GTS Europe B.V. established a pension plan in 1995 that covers all GTS Europe B.V. employees upon twenty-five years of age and at least one year of service. GTS Europe B.V. has entered into an insurance arrangement (an investment contract) whereby an insurance provider has undertaken a legal obligation to provide specific benefits to participants in return for a fixed premium. As such, GTS Europe B.V. does not bear significant financial risk for its pension plan. GTS Europe B.V.'s expense under the pension plan was $0.5 million, $1.8 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                            GLOBAL TELESYSTEMS, INC.

NOTE 12: INCOME TAXES

     The components of loss before extraordinary loss and income taxes were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           2000       1999      1998
                                                         ---------   -------   -------
                                                                 (IN MILLIONS)
Pretax loss:
  Domestic.............................................  $  (359.5)  $(177.2)  $ (63.9)
  Foreign..............................................   (1,249.2)   (421.6)   (171.4)
                                                         ---------   -------   -------
                                                         $(1,608.7)  $(598.8)  $(235.3)
                                                         =========   =======   =======

     For the years ended December 31, 2000, 1999 and 1998, the Company recorded $6.6 million, $17.9 million and $7.8 million, respectively, in income tax expense that related exclusively to its current provision for foreign taxes. In addition, for the years ended December 31, 2000, 1999 and 1998, the Company paid taxes of $9.2 million, $11.3 million and $4.0 million, respectively.

     The reconciliation of the U.S. statutory federal tax rate of 35.0% to the Company's effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Taxes at U.S. statutory rates...............................   35.0%    35.0%    35.0%
Foreign income taxes........................................    0.4      3.0      3.3
Foreign operating losses generating no tax benefit..........  (27.2)   (24.6)   (25.5)
Domestic operating losses generating no tax benefit.........   (7.8)   (10.4)    (9.5)
                                                              -----    -----    -----
                                                                0.4%     3.0%     3.3%
                                                              =====    =====    =====

     Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
                                                               (IN MILLIONS)
Deferred Tax Assets:
  Net operating loss carry-forwards.........................  $ 101.0   $ 64.3
  Other deferred tax assets.................................     12.5     11.0
                                                              -------   ------
Net deferred tax asset......................................    113.5     75.3
  Less: valuation allowance.................................   (113.5)   (75.3)
                                                              -------   ------
          Total.............................................  $    --   $   --
                                                              -------   ------

     As of December 31, 2000, the Company had net operating loss carry-forwards ("NOL's") for U.S. federal income tax purposes of approximately $288.6 million expiring in fiscal years 2004 through 2020. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry-forwards may be subject to an annual limitation.

     As of October 1, 1999, the U.S. companies of Golden Telecom are no longer included in the consolidated U.S. tax return of the Company as the Company owns less than 80% of Golden Telecom companies. Upon the

                            GLOBAL TELESYSTEMS, INC.

initial public offering of Golden Telecom shares, Golden Telecom was allocated $23.6 million previous NOL's.

NOTE 13: COMMITMENTS AND CONTINGENCIES

LEASES

     The Company has entered into various lease agreements, primarily fiber optic cable. The obligations extend through 2023. Most of the leases contain renewal options of one to twelve years. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Telecommunications equipment and other assets...............  $543.4   $395.8
  Less: accumulated depreciation............................    82.5     47.1
                                                              ------   ------
                                                              $460.9   $348.7
                                                              ======   ======

     Rental expense for operating leases aggregated $26.8 million, $23.4 million and $9.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum payments, by year and in the aggregate, under the capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2000 were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                 (IN MILLIONS)
December 31, 2001...........................................  $ 65.6     $ 25.2
  2002......................................................    59.6       24.7
  2003......................................................    58.8       20.2
  2004......................................................    57.6       16.7
  2005......................................................    56.7       13.4
Thereafter..................................................   384.9       61.3
                                                              ------     ------
          Total minimum lease payments......................   683.2     $161.5
                                                                         ======
Less amount representing interest...........................   306.4
                                                              ------
Present value of net minimum lease payments.................   376.8
Less current portion of capital lease obligations...........    33.1
                                                              ------
Long-term portion of capital lease obligations..............  $343.7
                                                              ======

OTHER COMMITMENTS AND CONTINGENCIES

     As of December 31, 2000, the Company's has future purchase commitments amounting to $120.5 million that is principally related to the build out of the Ebone network. Included within the $120.5 million, is the Company's remaining $40 million commitment relating to our dark fiber capacity purchase from FLAG Atlantic, the Company's former joint venture with FLAG Telecom. The $40 million commitment is reflected as restricted cash within our consolidated balance sheet since the amount is held in a bank escrow account.

     In the ordinary course of business, the Company has issued financial guarantees on debt and equities for the benefit of certain of its consolidated ventures. The total amount guaranteed at December 31, 2000 was approximately $38.2 million.

                            GLOBAL TELESYSTEMS, INC.

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

NOTE 14: RELATED PARTY TRANSACTIONS

     In connection with his resignation effective September 18, 2000 (the "Effective Date") as Chief Executive Officer and as Chairman and a member of the Board of Directors, H. Brian Thompson and the Company entered into a general release and severance agreement (the "Severance Agreement"). In settlement of any obligations under his employment agreement, the Company agreed to pay Mr. Thompson $3,448,178 as called for under the terms of his employment agreement. Of this amount, $862,044 was paid in accordance with the Company's normal payroll between the Effective Date and year-end 2000. The Company will pay the balance in 18 installments of $143,674 in accordance with the Company's normal payroll after December 31, 2000. The Company also agreed to provide Mr. Thompson with any employee benefits and perquisites in which he was participating or receiving on the Effective Date until the earlier of two years from the Effective Date or his receipt of comparable benefits from a successor employer, as provided in his Employment Agreement. In addition, the Company agreed to accelerate vesting of options to acquire Common Stock originally granted to him in May 2000 to acquire (i) 100,000 of Common Stock at an exercise price of $9.63 per share and (ii) 600,000 shares of Common Stock at an exercise price of $10.50 per share.

     In April 1999, at the time of his employment by the Company, the Company loaned Mr. Thompson $10 million to purchase 368,028 shares of Common Stock. The terms of this loan were amended in connection with the Severance Agreement. The amended loan is due on April 6, 2005, bears interest at the federal mid-term rate and is secured with the Company's shares purchased with the proceeds of the loan and is reflected as a non-current asset within our consolidated balance sheet. Further, in connection with the Severance Agreement, Mr. Thompson has agreed to provide consulting services (the "Consulting Agreement") to the Company and the term of Consulting Agreement is consistent with the maturity of the term loan described above and the amounts that the Company is obligated to pay Mr. Thompson pursuant to the Consulting Agreement is equal to the amount of interest that Mr Thompson will owe to the Company on an annual basis associated with the outstanding loan.

     During 2000, Gerald W. Thames, a director of the Company, exercised non-qualified options to purchase shares of the Common Stock. Mr. Thames borrowed funds from a brokerage firm in order to pay the exercise price and the tax liabilities resulting from such exercise. The shares of our common stock resulting from such exercise served as collateral for his margin loan. Subsequently, the market price of the Common Stock declined and, consequently, the brokerage firm required Mr. Thames to reduce the size of the loan or increase the collateral securing it. Upon review, the Company's Board deemed it in the best interest of the Company to loan Mr. Thames $2.5 million in April 2000 to repay the margin loan. The loan is due December 31, 2005, bears an interest rate of 8% per annum and is reflected as a non-current asset within our balance sheet.

                            GLOBAL TELESYSTEMS, INC.

NOTE 15: INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments range from 23% to 75%. The Company has no investments in ventures that are accounted for by the cost method.

     The components of the Company's investments in and advances to ventures, which are included in other assets, are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Equity in net assets acquired...............................  $11.5   $14.7
Excess of investment cost over equity in net assets acquired
  net of amortization of $3,476.............................     --     3.5
Accumulated earnings recognized.............................   28.0     8.8
Dividends...................................................   (2.5)   (1.5)
Cash advances and other.....................................   10.7    35.1
                                                              -----   -----
          Total investments in and advances to ventures.....  $47.7   $60.6
                                                              =====   =====

     In applying the equity method of accounting, the Company's policy is to amortize the excess of investment cost over equity in net assets acquired based upon an assignment of the excess to the fair value of the venture's identifiable tangible and intangible assets, with any unassigned amounts designated as goodwill. The Company then amortizes the allocated costs in accordance with its policies defined in Note 4, "Summary of Significant Accounting Policies."

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

INVESTMENT RECOVERABILITY

     The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. The Company recorded no such write-offs during the years ended December 31, 2000, 1999 and 1998.

  FLAG Atlantic Limited

     As mentioned in Note 4, on October 31, 2000, the Company announced that it has reached an agreement whereby it planned to sell its 50% equity interest in FLAG Atlantic Limited to FLAG Telecom while retaining ownership over certain infrastructure, including the dedicated fiber pair on the FLAG Atlantic-1 transatlantic link, previously purchased from the joint venture. FLAG Atlantic Limited was a 50/50 joint venture established by the Company and FLAG Telecom to build FLAG Atlantic-1, a major subsea fiber network connecting the US and Europe. Further, in October 2000, prior to the closing of the Company's sale

                            GLOBAL TELESYSTEMS, INC.

of its equity interest in FLAG Atlantic Limited, the Company made its required $100 million equity contribution into the joint venture.

     Under the terms of the sale agreement, the Company received $130 million in cash from FLAG Telecom in the fourth quarter with the balance of the purchase price, $5 million, to be received upon the resolution of certain regulatory matters. The Company currently anticipates that it will receive the remaining $5 million of consideration in the second quarter of 2001. Further, the Company recognized a gain of $31.3 million in 2000 as a result of its sale of its investment interest in the joint venture.

     The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 2000, 1999 and 1998 (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
EQUITY METHOD ENTITIES                                        2000     1999     1998
----------------------                                       ------   ------   ------
Revenue....................................................  $117.3   $115.4   $201.1
Gross margin...............................................    60.2     55.1     82.0
Net income (loss)..........................................     4.6     (6.6)    (0.7)
Current assets.............................................    46.0    184.5     58.0
Total assets...............................................   217.2    357.2    178.4
Current liabilities........................................    97.1     43.8     78.0
Total liabilities..........................................   116.3    294.0    114.2

NOTE 16: SEGMENT INFORMATION AND CERTAIN GEOGRAPHICAL DATA

     The Company's segments are business units that offer telecommunication products and service offerings, that include, the provision of broadband, internet, data and voice services to its customers, which are currently being managed separately. Transactions among segments are reported at the approximate fair value and the accounting policies of the segments are the same as those discussed in Note 4, "Summary of Significant Accounting Policies".

     The business segments that we are presenting below reflect the Company's November 2000 announcement to restructure itself so that its primary focus is to provide broadband services to traditional carriers, Internet service providers ("ISPs"), application service providers ("ASPs"), other Web-centric entities and data intensive pan-European corporations. Accordingly, we now have four reportable segments (Business Services, Ebone, Golden Telecom and Central Europe) and a Corporate segment that will be absorbed into Ebone upon the completion of the Company's restructuring and sale of businesses activities.

                            GLOBAL TELESYSTEMS, INC.

     Information about the Company's segments is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
                                                                 (IN MILLIONS)
Revenue:
  Business Services...................................  $   524.0   $  428.8   $  182.5
  Ebone...............................................      378.6      304.4       85.2
  Central Europe......................................       59.6       29.9       18.9
  Golden Telecom......................................      113.1       97.9       86.1
  Corporate/Eliminations..............................      (51.8)      (8.8)      (0.3)
                                                        ---------   --------   --------
Total Revenue.........................................    1,023.5      852.2      372.4
(Loss) income from operations:
  Business Services...................................   (1,073.4)    (369.7)     (73.4)
  Ebone...............................................      (19.0)      90.5      (14.8)
  Central Europe......................................        0.3       (2.6)      (2.3)
  Golden Telecom......................................      (15.1)     (31.6)     (19.5)
  Corporate...........................................     (334.8)    (120.3)     (33.7)
                                                        ---------   --------   --------
Total loss from operations............................   (1,442.0)    (433.7)    (143.7)
Unallocated other expense:
  Interest expense, net...............................     (165.4)    (134.6)     (71.0)
  Other expense, net..................................       (1.3)     (30.5)     (20.6)
                                                        ---------   --------   --------
     Loss before income taxes.........................   (1,608.7)    (598.8)    (235.3)
Assets:
  Business Services...................................    1,970.1    1,084.3      711.1
  Ebone...............................................    2,703.3    1,902.5      741.7
  Central Europe......................................      153.9       79.8       44.8
  Golden Telecom......................................      348.5      366.6      235.8
  Corporate/Eliminations..............................   (2,342.0)     568.6      881.2
                                                        ---------   --------   --------
Total assets..........................................    2,833.8    4,001.8    2,614.6
Capital expenditures:
  Business Services...................................       87.7       77.9       60.1
  Ebone...............................................      472.7      249.8      131.9
  Central Europe......................................       36.1       20.1       16.9
  Golden Telecom......................................       37.1       22.1       18.7
  Corporate...........................................      139.8       16.1        3.4
                                                        ---------   --------   --------
Total capital expenditures............................      773.4      386.0      231.0

EURO (E) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Due to the significance of the Company's activities that are transacted in the Euro (E) foreign currency, the Company believes that it is appropriate to provide supplemental Euro reporting currency financial results for its business segments.

     Further, as previously discussed within Note 4, "Summary of Significant Accounting Policies -- Foreign Currency Translation" the Company has determined that the Euro (E) foreign currency is a more appropriate reporting currency for its 2001 SEC reported consolidated financial statements and disclosures.

                            GLOBAL TELESYSTEMS, INC.

     Accordingly, the following (Unaudited) table reflects the Company's financial results, for the periods presented, with the Euro as the reporting currency as compared to the US Dollar:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2000        1999       1998
                                                       ---------   --------   --------
                                                                (IN MILLIONS)
Revenue:
  Business Services..................................  E   567.9   E  404.8   E  163.9
  Ebone..............................................      410.3      287.3       76.5
  Central Europe.....................................       65.5       28.2       17.0
  Golden Telecom.....................................      122.5       92.4       77.3
  Corporate/Eliminations.............................      (56.2)      (8.3)      (0.3)
                                                       ---------   --------   --------
Total Revenue........................................    1,110.0      804.4      334.4
(Loss) income from operations:
  Business Services..................................   (1,182.2)    (348.5)     (65.9)
  Ebone..............................................      (25.1)      85.3      (13.3)
  Central Europe.....................................        0.4       (2.4)      (2.1)
  Golden Telecom.....................................      (16.0)     (29.7)     (17.5)
  Corporate..........................................     (370.7)    (113.6)     (30.3)
                                                       ---------   --------   --------
Total loss from operations...........................   (1,593.6)    (408.9)    (129.1)
Unallocated other expense:
  Interest expense, net..............................     (179.8)    (126.8)     (63.8)
  Other expense, net.................................        1.5      (28.3)     (18.5)
                                                       ---------   --------   --------
     Loss before income taxes........................   (1,771.9)    (564.0)    (211.4)
Assets:
  Business Services..................................    2,091.2    1,098.7      606.8
  Ebone..............................................    2,869.5    1,927.7      632.9
  Central Europe.....................................      163.4       80.8       38.2
  Golden Telecom.....................................      369.9      371.5      201.3
  Corporate/Eliminations.............................   (2,485.9)     575.9      752.0
                                                       ---------   --------   --------
Total assets.........................................    3,008.1    4,054.6    2,231.2
Capital expenditures:
  Business Services..................................       95.5       78.9       51.3
  Ebone..............................................      514.6      253.1      112.5
  Central Europe.....................................       39.3       20.4       14.5
  Golden Telecom.....................................       40.4       22.4       17.7
  Corporate..........................................      152.2       16.3        1.2
                                                       ---------   --------   --------
Total capital expenditures...........................      842.0      391.1      197.2

                            GLOBAL TELESYSTEMS, INC.

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                     FIRST    SECOND     THIRD     FOURTH
                                    QUARTER   QUARTER   QUARTER    QUARTER    TOTAL YEAR
                                    -------   -------   -------   ---------   ----------
                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenues........................  $ 251.7   $ 259.3   $ 259.8   $   252.7   $ 1,023.5
  Gross profit....................     97.1      98.5      95.6        87.8       379.0
  Net loss........................   (144.8)   (143.4)   (183.3)   (1,143.8)   (1,615.3)
                                    =======   =======   =======   =========   =========
Preferred dividend................     (9.1)     (9.0)     (9.1)       (9.1)      (36.3)
  Net loss applicable to common
     shareholders.................   (153.9)   (152.4)   (192.4)   (1,152.9)   (1,651.6)
                                    =======   =======   =======   =========   =========
Loss per common share:
  Net loss per share..............    (0.82)    (0.77)    (0.95)      (5.66)      (8.34)(a)
                                    =======   =======   =======   =========   =========
1999
  Revenues........................  $ 170.9   $ 200.3   $ 227.9   $   253.1   $   852.2
  Gross profit....................     68.4      87.0      87.7        85.4       328.5
  Net loss........................   (162.2)   (102.3)   (112.8)     (239.4)     (616.7)
                                    =======   =======   =======   =========   =========
Preferred dividend................       --      (7.6)     (9.1)       (9.0)      (25.7)
  Net loss applicable to common
     shareholders.................   (162.2)   (109.9)   (121.9)     (248.4)     (642.4)
                                    =======   =======   =======   =========   =========
Loss per common share:
  Net loss per share..............    (1.00)    (0.66)    (0.70)      (1.38)      (3.76)(a)
                                    =======   =======   =======   =========   =========

EURO (E) QUARTERLY FINANCIAL DATA

     Due to the significance of the Company's activities that are transacted in the Euro (E) foreign currency, the Company believes that it is appropriate to provide supplemental Euro reporting currency financial results.

     Further, as previously discussed within Note 4, "Summary of Significant Accounting Policies -- Foreign Currency Translation" the Company has determined that the Euro (E) foreign currency is a more appropriate reporting currency for its 2001 SEC reported consolidated financial statements and disclosures.

                            GLOBAL TELESYSTEMS, INC.

     Accordingly, the following table reflects the Company's financial results, for the periods presented, with the Euro as the reporting currency as compared to the US Dollar:

                                   FIRST    SECOND     THIRD     FOURTH
                                  QUARTER   QUARTER   QUARTER    QUARTER    TOTAL YEAR
                                  -------   -------   -------   ---------   ----------
                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenues......................  E 255.0   E 277.3   E 286.9   E   290.8   E 1,110.0
  Gross profit..................     98.4     105.3     106.0       100.7       410.4
  Net loss......................   (146.7)   (153.4)   (213.2)   (1,265.6)   (1,778.9)
                                  =======   =======   =======   =========   =========
Preferred dividend..............     (9.2)     (9.7)    (10.0)      (10.5)      (39.4)
  Net loss applicable to common
     shareholders...............   (155.9)   (163.1)   (223.2)   (1,276.1)   (1,818.3)
                                  =======   =======   =======   =========   =========
Loss per common share:
  Net loss per share............    (0.83)    (0.82)    (1.11)      (6.26)      (9.18)(a)
                                  =======   =======   =======   =========   =========
1999
  Revenues......................  E 153.8   E 189.5   E 217.2   E   243.9   E   804.4
  Gross profit..................     61.5      82.3      83.6        82.4       309.8
  Net loss......................   (146.0)    (96.9)   (107.6)     (230.4)     (580.9)
                                  =======   =======   =======   =========   =========
Preferred dividend..............       --      (7.1)     (8.6)       (8.7)      (24.4)
  Net loss applicable to common
     shareholders...............   (146.0)   (104.0)   (116.2)     (239.1)     (605.3)
                                  =======   =======   =======   =========   =========
Loss per common share:
  Net loss per share............    (0.90)    (0.62)    (0.67)      (1.33)      (3.52)(a)
                                  =======   =======   =======   =========   =========

---------------

(a) The sum of earnings per share for the four quarters will not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS GLOBAL TELESYSTEMS, INC.

     We have audited the accompanying consolidated balance sheets of Global TeleSystems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1998 financial statements of Global TeleSystems (Europe) Ltd., wholly-owned a subsidiary, which statements reflect total revenues of constituting 47.5% of the related consolidated totals. Those financial statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to data included for Global TeleSystems (Europe) Ltd., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global TeleSystems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                       ERNST & YOUNG

London, England
April 5, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding Directors and Executive Officers appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on June 14, 2001 and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on June 14, 2001 and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on June 14, 2001 and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on June 14, 2001 and is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report:

          1  Financial Statements

          The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

        - Report of Ernst & Young, Independent Auditors

        - Consolidated Balance Sheets as of December 31, 2000 and 1999

        - Consolidated Statements of Operations for each of the Three Years Ended December 31, 2000

        - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 2000

        - Consolidated Statements of Changes in Shareholders' Equity for each of the Three Years Ended December 31, 2000

        - Notes to Consolidated Financial Statements

          2  Consolidated Financial Statement Schedules

          We have furnished Schedule II -- Valuation and Qualifying Accounts on Page 91.

          All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     b) Reports on Form 8-K

DATE OF REPORT                                         SUBJECT OF REPORT
--------------                                         -----------------
November 13, 2000                          Announcement of Third Quarter 2000
                                           financial results.
November 13, 2000                          Announcement of Consent Solicitation of
                                           the Company's 97 7/8% Senior Notes due
                                           2005.
                                           The Company reached an agreement whereby
                                           it will sell its 50% stake in the FLAG
                                           Atlantic Limited joint venture to FLAG
                                           Telecom while retaining ownership over
                                           certain infrastructure, including a
                                           trans-Atlantic fiber pair.

     c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1**          -- Certificate of Incorporation of SFMT, Inc.
          3.2**          -- Certificate of Correction to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on October 8, 1993
          3.3**          -- Certificate of Ownership and Merger Merging San
                            Francisco/Moscow Teleport, Inc. into SFMT, Inc., filed
                            with the Delaware Secretary of State on November 3, 1993
          3.4**          -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on January 12, 1995
          3.5**          -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on February 22, 1995
          3.6**          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc., filed with the
                            Delaware Secretary of State on October 16, 1996
          3.7**          -- By-laws of SFMT, Inc.
          3.8**          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc., filed with the
                            Delaware Secretary of State on December 1, 1997
          3.9**          -- Form of Amended and Restated By-laws of Global
                            TeleSystems, Inc. supersedes By-laws of SFMT, Inc. filed
                            as Exhibit 3.7)
          3.10***        -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on January 29, 1998.
          3.11***        -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on February 9, 1998.
          3.12***        -- Certificate of Designation, of the Series A Preferred
                            Stock of the Company.
          3.13****       -- Certificate of Designation of the 7 1/4% Cumulative
                            Convertible Preferred Stock of Global TeleSystems, Inc.
          3.14+          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on June 18, 1999.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.15*          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on May 16, 2000.
          4.1**          -- Form of Specimen Stock Certificate for Common Stock of
                            the Registrant
          4.2**          -- Indenture dated as of July 14, 1997 between the Company and The Bank of New York (including the form of Senior
                            Subordinated Convertible Bond due 2000 as an exhibit
                            thereto)
          4.3**          -- Registration Rights Agreement, dated as of July 14, 1997, between Global TeleSystems, Inc. and UBS Securities LLC.
          4.4**          -- Indenture dated as of August 19, 1997 between Hermes
                            Europe Railtel B.V. and The Bank of New York (including
                            the form of 11 1/2% Senior Note due 2007 as an exhibit
                            thereto)
          4.5**          -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                            & Jenrette Securities Corporation, UBS Securities LLC,
                            and Lehman Brothers, Inc
          4.6**          -- Form of Rights Agreement between Global TeleSystems, Inc.
                            and The Bank of New York as Rights Agent.
          4.7**          -- Indenture dated as of February 10, 1998 between Global
                            TeleSystems, Inc. and The Bank of New York (including the
                            form of 9 7/8% Senior Notes due 2005 as an exhibit
                            thereto).
         10.1**          -- Senior Note Purchase Agreement, dated as of January 19,
                            1996, among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
         10.1(a)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            June 6, 1996
         10.1(b)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            June 6, 1996
         10.1(c)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            July 23, 1996
         10.1(d)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            September 16, 1996
         10.1(e)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            July 11, 1997
         10.1(f)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            July 29, 1997
         10.1(g)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
         10.2**          -- Registration Rights Letter Agreement, dated as of January
                            19, 1996, among Global TeleSystems, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.3**          -- Warrant Agreement, dated as of January 19, 1996, among
                            Global TeleSystems, Inc., The Open Society Institute and
                            Chatterjee Fund Management, L.P.
         10.4**          -- Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
         10.5            -- Intentionally Omitted
         10.6**          -- Registration Rights Letter Agreement, dated June 6, 1996, among the Company, The Open Society Institute, Winston
                            Partners II LDC and Winston Partners II LLC
         10.7**          -- Warrant Agreement, dated as of June 6, 1996, between
                            Global TeleSystems, Inc., The Open Society Institute,
                            Winston Partners II LDC and Winston Partners II LLC
         10.8**          -- Senior Note Purchase Agreement, dated as of February 2,
                            1996, between Global TeleSystems, Inc. and Emerging
                            Markets Growth Fund, Inc.
         10.8(a)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated June 6, 1996
                            (see Exhibit No. 10.1(b))
         10.8(b)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated June 6, 1996
         10.8(c)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated July 25, 1996
         10.8(d)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated September 10,
                            1996
         10.8(e)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated September 16,
                            1996
         10.8(f)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated December 30,
                            1996
         10.8(g)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated May 13, 1997
         10.8(h)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated June 20, 1997
         10.8(i)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated July 11, 1997
         10.8(j)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated July 21, 1997

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.8(k)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated August 14, 1997
         10.8(l)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated September 29,
                            1997
         10.9**          -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems, Inc. and Emerging
                            Markets Growth Fund, Inc.
         10.10**         -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems, Inc. and Emerging Markets Growth
                            Fund, Inc.
         10.11*          -- Second Amended and Restated 2000 Stock Option Plan of
                            Global TeleSystems, Inc.
         10.12**         -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems, Inc. and Capital
                            International Emerging Markets Funds
         10.13**         -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems, Inc. and Capital International
                            Emerging Markets Funds
         10.14**         -- Restated and Amended Global TeleSystems, Inc.
                            Non-Employee Directors' Stock Option Plan
         10.15**         -- GTS-Hermes, Inc. 1994 Stock Option Plan
         10.16**         -- Restricted Stock Grant letter, dated as of January 1,
                            1995
         10.17*          -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert J. Amman
         10.18*          -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert A. Schriesheim
         10.19*          -- Employment Agreement dated November 1, 2000 between the
                            Company and Grier C. Raclin
         10.20           -- [reserved]
         10.21           -- [reserved]
         10.22**         -- SFMT, Inc. Equity Compensation Plan
         10.23**         -- Form of Non-Statutory Stock Option Agreement
         10.24**         -- Third Amended and Restated 1992 Stock Option Plan of
                            Global TeleSystems Inc. dated September 25, 1997
         10.25**         -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                            Option Grant
         10.26**         -- Agreement on the Creation and Functions of the Joint
                            Venture of EDN Sovintel, dated June 18, 1990
         10.27**         -- Stock Purchase Agreement among Global TeleSystems, Inc,
                            Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                            Limited, and MTU-Inform, dated September 6, 1995
         10.28**         -- Certificate of Registration of Revised and Amended
                            Foundation Document in the State Registration of
                            Commercial Organizations, dated May 30, 1996
         10.29**         -- Agreement on the Creation and Functions of the Joint
                            Venture Sovam Teleport, dated May 26, 1992
         10.30**         -- Amended and Restated Joint Venture Agreement between GTS
                            Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and
                            Erik Jennes, dated July 6, 1995

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.31**         -- Amended and Restated Shareholders' Agreement between HIT
                            Rail B.V., GTS-Hermes, Inc., Nationale Maatschappu Der
                            Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                            Hermes Europe Railtel B.V., dated July, 1997
         10.31(a)**      -- Shareholders' Agreement among the Hermes Europe Railtel
                            B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB
                            Swed Carrier (incorporated by reference to Exhibit 10.1
                            to the Hermes Europe Railtel B.V.'s Registration
                            Statement on Form S-4 (File No. 333-37719) filed on
                            December 11, 1997) (supersedes the Amended and Restated
                            Shareholders' Agreement filed as Exhibit 10.31 to this
                            Registration Statement)
         10.32**         -- Company Agreement between The Societe National de
                            Financement, GTS S.A.M. and The Principality of Monaco,
                            dated September 27, 1995
         10.33**         -- Joint Venture Agreement between SFMT-Hungaro Inc. and
                            Montana Holding Vagyonkezelo Kft., dated December 23,
                            1993
         10.34**         -- Joint Venture and Shareholders' Agreement among Gerard
                            Aircraft Sales and Leasing Company, SFMT-Hungaro Inc.,
                            and Microsystem Telecom Rt., dated August 5, 1994
         10.35**         -- Agreement on the Establishment of Limited Liability
                            Company between SFMT-Czech, Inc. and B&H s.r.o., dated
                            July 12, 1994
         10.36**         -- Formation of the Equity Joint Venture between GTS and
                            SSTIC, dated April 12, 1995
         10.37**         -- Contract to Establish the Sino-foreign Cooperative Joint
                            Venture Beijing Tianmu Satellite Communications
                            Technology Co., Ltd, amended, by and between China
                            International Travel Service Telecom Co., Ltd. and
                            American China Investment Corporation, dated March 27,
                            1996
         10.38**         -- Joint Venture Contract between GTS TransPacific Ventures
                            Limited and Shanghai Intelligence Engineering, Inc.,
                            dated March 28, 1996
         10.39**         -- Agreement between Global TeleSystems, Inc. and Cesia
                            S.A., dated June 21, 1997
         10.40**         -- Consulting Agreement between SFMT, Inc. and Alan B.
                            Slifka, dated March 1, 1994
         10.41**         -- Consulting Agreement between Global TeleSystems, Inc. and
                            Bernard J. McFadden, dated August 15, 1996
         10.42**         -- Consulting Agreement between CESIA S.A. and Hermes Europe
                            Railtel B.V., dated June 20, 1997
         10.43***        -- Key Employee Stock Option Plan of Hermes Europe Railtel
                            B.V.
         21.1*           -- List of Subsidiaries of the Registrant
         23.1*           -- Consent of Ernst & Young
         23.2*           -- Consent of PricewaterhouseCoopers
         23.3***         -- Report of PricewaterhouseCoopers Independent Accountants
         24.1*           -- Powers of Attorney (included on signature page to this
                            report)

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         99.1******      -- Share Purchase Agreement dated April 2, 2001 among the
                            Company, as seller, and Alfa Bank Holdings, Capital
                            Global, Cavendish Nominees Limited, First NIS Regional
                            Fund. SICAV, as purchasers.
         99.2*           -- Form of Lock-Up Agreement dated as of March 27, 2001
                            between the Company, Global TeleSystem (Europe) Limited
                            and the Bondholder Group, and Summary of Terms thereto.
         99.3*           -- Supplemental Agreement dated April 6, 2001 relating to
                            the Facilities of up to US $550,000,000 (to be reduced to
                            E300,000,000) among Global TeleSystems Europe Holdings
                            B.V., Bank of America International Limited, Deutsche
                            Bank AG London and Dresdner AG London Branch, with Form
                            of Amended an Restated Loan Agreement for E300,000,000
                            Revolving Credit Facility with a Term Out Option.

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

****** Incorporated by reference to Exhibit 99.1 to the Schedule 13D/A
       (Amendment No. 1) Regarding Golden Telecom, Inc. filed by Company with the SEC on April 5, 2001.

      + Incorporated by reference to the correpondingly numbered exhibit to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999.

     d) Schedules

          Schedule II -- Valuation and Qualifying Accounts. The other financial statement schedules of the Company have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Arlington, Commonwealth of Virginia, on this 12th day of April, 2001

                                            GLOBAL TELESYSTEMS, INC.

                                            By:     /s/ ROBERT J. AMMAN
                                              ----------------------------------
                                              Name: Robert J. Amman
                                              Title:  Chairman and Chief
                                                Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of April, 2001.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                 /s/ ROBERT J. AMMAN                        Chairman and Chief Executive Officer
-----------------------------------------------------         (Principal Executive Officer)
                   Robert J. Amman

              /s/ ROBERT A. SCHRIESHEIM                     Executive Vice President, Corporate
-----------------------------------------------------         Development and Chief Financial Officer
                Robert A. Schriesheim                         (Principal Financial Officer)

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

                 /s/ ALAN B. SLIFKA                         Vice Chairman of the Board of Directors
-----------------------------------------------------
                   Alan B. Slifka

                    /s/ DAVID DEY                           Director
-----------------------------------------------------
                      David Dey

               /s/ BERNARD J. MCFADDEN                      Director
-----------------------------------------------------
                 Bernard J. McFadden

               /s/ STEWART J. PAPERIN                       Director
-----------------------------------------------------
                 Stewart J. Paperin

                  /s/ W. JAMES PEET                         Director
-----------------------------------------------------
                    W. James Peet

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                  /s/ JEAN SALMONA                          Director
-----------------------------------------------------
                    Jean Salmona

                                                            Director
-----------------------------------------------------
                    Frank V. Sica

                  /s/ ADAM SOLOMON                          Director
-----------------------------------------------------
                    Adam Solomon

                                                            Director
-----------------------------------------------------
                  Gerald W. Thames

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               COL. A                   COL. B               COL. C               COL. D        COL. E
               ------                 ----------    ------------------------    ----------    ----------
                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                        END
DESCRIPTION                           OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------                           ----------    ----------    ----------    ----------    ----------
Allowance for doubtful accounts at
  12/31/00..........................    44,137        31,464                      (4,415)       71,186
Allowance for doubtful accounts at
  12/31/99..........................     9,533        37,560                      (2,956)       44,137
Allowance for doubtful accounts at
  12/31/98..........................     6,474         7,474                      (4,415)        9,533

                                 EXHIBIT INDEX

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1**          -- Certificate of Incorporation of SFMT, Inc.
          3.2**          -- Certificate of Correction to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on October 8, 1993
          3.3**          -- Certificate of Ownership and Merger Merging San
                            Francisco/Moscow Teleport, Inc. into SFMT, Inc., filed
                            with the Delaware Secretary of State on November 3, 1993
          3.4**          -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on January 12, 1995
          3.5**          -- Certificate of Amendment to the Certificate of
                            Incorporation of SFMT, Inc., filed with the Delaware
                            Secretary of State on February 22, 1995
          3.6**          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc., filed with the
                            Delaware Secretary of State on October 16, 1996
          3.7**          -- By-laws of SFMT, Inc.
          3.8**          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc., filed with the
                            Delaware Secretary of State on December 1, 1997
          3.9**          -- Form of Amended and Restated By-laws of Global
                            TeleSystems, Inc. supersedes By-laws of SFMT, Inc. filed
                            as Exhibit 3.7)
          3.10***        -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on January 29, 1998.
          3.11***        -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on February 9, 1998.
          3.12***        -- Certificate of Designation, of the Series A Preferred
                            Stock of the Company.
          3.13****       -- Certificate of Designation of the 7 1/4% Cumulative
                            Convertible Preferred Stock of Global TeleSystems, Inc.
          3.14+          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on June 18, 1999.
          3.15*          -- Certificate of Amendment to the Certificate of
                            Incorporation of Global TeleSystems, Inc. filed with the
                            Delaware Secretary of State on May 16, 2000.
          4.1**          -- Form of Specimen Stock Certificate for Common Stock of
                            the Registrant
          4.2**          -- Indenture dated as of July 14, 1997 between the Company and The Bank of New York (including the form of Senior
                            Subordinated Convertible Bond due 2000 as an exhibit
                            thereto)
          4.3**          -- Registration Rights Agreement, dated as of July 14, 1997, between Global TeleSystems, Inc. and UBS Securities LLC.
          4.4**          -- Indenture dated as of August 19, 1997 between Hermes
                            Europe Railtel B.V. and The Bank of New York (including
                            the form of 11 1/2% Senior Note due 2007 as an exhibit
                            thereto)
          4.5**          -- Registration Rights Agreement dated as of August 19, 1997 between Hermes Europe Railtel B.V. and Donaldson, Lufkin
                            & Jenrette Securities Corporation, UBS Securities LLC,
                            and Lehman Brothers, Inc
          4.6**          -- Form of Rights Agreement between Global TeleSystems, Inc.
                            and The Bank of New York as Rights Agent.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          4.7**          -- Indenture dated as of February 10, 1998 between Global
                            TeleSystems, Inc. and The Bank of New York (including the
                            form of 9 7/8% Senior Notes due 2005 as an exhibit
                            thereto).
         10.1**          -- Senior Note Purchase Agreement, dated as of January 19,
                            1996, among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
         10.1(a)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            June 6, 1996
         10.1(b)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            June 6, 1996
         10.1(c)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            July 23, 1996
         10.1(d)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            September 16, 1996
         10.1(e)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            July 11, 1997
         10.1(f)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P., dated
                            July 29, 1997
         10.1(g)**       -- Amendment to Senior Note Purchase Agreement dated January
                            19, 1996 among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
         10.2**          -- Registration Rights Letter Agreement, dated as of January
                            19, 1996, among Global TeleSystems, Inc., The Open
                            Society Institute and Chatterjee Fund Management, L.P.
         10.3**          -- Warrant Agreement, dated as of January 19, 1996, among
                            Global TeleSystems, Inc., The Open Society Institute and
                            Chatterjee Fund Management, L.P.
         10.4**          -- Joint Venture Letter Agreement, dated January 19, 1996, among Global TeleSystems, Inc., The Open Society
                            Institute and Chatterjee Fund Management, L.P.
         10.5            -- Intentionally Omitted
         10.6**          -- Registration Rights Letter Agreement, dated June 6, 1996, among the Company, The Open Society Institute, Winston
                            Partners II LDC and Winston Partners II LLC
         10.7**          -- Warrant Agreement, dated as of June 6, 1996, between
                            Global TeleSystems, Inc., The Open Society Institute,
                            Winston Partners II LDC and Winston Partners II LLC
         10.8**          -- Senior Note Purchase Agreement, dated as of February 2,
                            1996, between Global TeleSystems, Inc. and Emerging
                            Markets Growth Fund, Inc.
         10.8(a)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated June 6, 1996
                            (see Exhibit No. 10.1(b))
         10.8(b)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated June 6, 1996

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.8(c)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated July 25, 1996
         10.8(d)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated September 10,
                            1996
         10.8(e)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated September 16,
                            1996
         10.8(f)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated December 30,
                            1996
         10.8(g)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated May 13, 1997
         10.8(h)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated June 20, 1997
         10.8(i)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated July 11, 1997
         10.8(j)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated July 21, 1997
         10.8(k)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated August 14, 1997
         10.8(l)**       -- Amendment to Senior Note Purchase Agreement, dated as of
                            February 2, 1996, between Global TeleSystems, Inc. and
                            Emerging Markets Growth Fund, Inc., dated September 29,
                            1997
         10.9**          -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems, Inc. and Emerging
                            Markets Growth Fund, Inc.
         10.10**         -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems, Inc. and Emerging Markets Growth
                            Fund, Inc.
         10.11*          -- Second Amended and Restated 2000 Stock Option Plan of
                            Global TeleSystems, Inc.
         10.12**         -- Registration Rights Letter Agreement, dated as February
                            2, 1996, between Global TeleSystems, Inc. and Capital
                            International Emerging Markets Funds
         10.13**         -- Warrant Agreement, dated as of February 2, 1996, between
                            Global TeleSystems, Inc. and Capital International
                            Emerging Markets Funds
         10.14**         -- Restated and Amended Global TeleSystems, Inc.
                            Non-Employee Directors' Stock Option Plan
         10.15**         -- GTS-Hermes, Inc. 1994 Stock Option Plan
         10.16**         -- Restricted Stock Grant letter, dated as of January 1,
                            1995
         10.17*          -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert J. Amman
         10.18*          -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert A. Schriesheim
         10.19*          -- Employment Agreement dated November 1, 2000 between the
                            Company and Grier C. Raclin
         10.20           -- [reserved]

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.21           -- [reserved]
         10.22**         -- SFMT, Inc. Equity Compensation Plan
         10.23**         -- Form of Non-Statutory Stock Option Agreement
         10.24**         -- Third Amended and Restated 1992 Stock Option Plan of
                            Global TeleSystems Inc. dated September 25, 1997
         10.25**         -- GTS-Hermes 1994 Stock Option Grant, Non-Qualified Stock
                            Option Grant
         10.26**         -- Agreement on the Creation and Functions of the Joint
                            Venture of EDN Sovintel, dated June 18, 1990
         10.27**         -- Stock Purchase Agreement among Global TeleSystems, Inc,
                            Kompaniya "Invest-Project," Swinton Limited, GTS-Vox
                            Limited, and MTU-Inform, dated September 6, 1995
         10.28**         -- Certificate of Registration of Revised and Amended
                            Foundation Document in the State Registration of
                            Commercial Organizations, dated May 30, 1996
         10.29**         -- Agreement on the Creation and Functions of the Joint
                            Venture Sovam Teleport, dated May 26, 1992
         10.30**         -- Amended and Restated Joint Venture Agreement between GTS
                            Cellular, Tricor B.V., Gerard Essing, Ivan Laska, and
                            Erik Jennes, dated July 6, 1995
         10.31**         -- Amended and Restated Shareholders' Agreement between HIT
                            Rail B.V., GTS-Hermes, Inc., Nationale Maatschappu Der
                            Belgische Spoorwegen, Teleport B.V., AB Swed Carrier, and
                            Hermes Europe Railtel B.V., dated July, 1997
         10.31(a)**      -- Shareholders' Agreement among the Hermes Europe Railtel
                            B.V., GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB
                            Swed Carrier (incorporated by reference to Exhibit 10.1
                            to the Hermes Europe Railtel B.V.'s Registration
                            Statement on Form S-4 (File No. 333-37719) filed on
                            December 11, 1997) (supersedes the Amended and Restated
                            Shareholders' Agreement filed as Exhibit 10.31 to this
                            Registration Statement)
         10.32**         -- Company Agreement between The Societe National de
                            Financement, GTS S.A.M. and The Principality of Monaco,
                            dated September 27, 1995
         10.33**         -- Joint Venture Agreement between SFMT-Hungaro Inc. and
                            Montana Holding Vagyonkezelo Kft., dated December 23,
                            1993
         10.34**         -- Joint Venture and Shareholders' Agreement among Gerard
                            Aircraft Sales and Leasing Company, SFMT-Hungaro Inc.,
                            and Microsystem Telecom Rt., dated August 5, 1994
         10.35**         -- Agreement on the Establishment of Limited Liability
                            Company between SFMT-Czech, Inc. and B&H s.r.o., dated
                            July 12, 1994
         10.36**         -- Formation of the Equity Joint Venture between GTS and
                            SSTIC, dated April 12, 1995
         10.37**         -- Contract to Establish the Sino-foreign Cooperative Joint
                            Venture Beijing Tianmu Satellite Communications
                            Technology Co., Ltd, amended, by and between China
                            International Travel Service Telecom Co., Ltd. and
                            American China Investment Corporation, dated March 27,
                            1996
         10.38**         -- Joint Venture Contract between GTS TransPacific Ventures
                            Limited and Shanghai Intelligence Engineering, Inc.,
                            dated March 28, 1996
         10.39**         -- Agreement between Global TeleSystems, Inc. and Cesia
                            S.A., dated June 21, 1997
         10.40**         -- Consulting Agreement between SFMT, Inc. and Alan B.
                            Slifka, dated March 1, 1994
         10.41**         -- Consulting Agreement between Global TeleSystems, Inc. and
                            Bernard J. McFadden, dated August 15, 1996
         10.42**         -- Consulting Agreement between CESIA S.A. and Hermes Europe
                            Railtel B.V., dated June 20, 1997
         10.43***        -- Key Employee Stock Option Plan of Hermes Europe Railtel
                            B.V.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         21.1*           -- List of Subsidiaries of the Registrant
         23.1*           -- Consent of Ernst & Young
         23.2*           -- Consent of PricewaterhouseCoopers
         23.3***         -- Report of PricewaterhouseCoopers Independent Accountants
         24.1*           -- Powers of Attorney (included on signature page to this
                            report)
         99.1******      -- Share Purchase Agreement dated April 2, 2001 among the
                            Company, as seller, and Alfa Bank Holdings, Capital
                            Global, Cavendish Nominees Limited, First NIS Regional
                            Fund. SICAV, as purchasers.
         99.2*           -- Form of Lock-Up Agreement dated as of March 27, 2001
                            between the Company, Global TeleSystem (Europe) Limited
                            and the Bondholder Group, and Summary of Terms thereto.
         99.3*           -- Supplemental Agreement dated April 6, 2001 relating to
                            the Facilities of up to US $550,000,000 (to be reduced to
                            E300,000,000) among Global TeleSystems Europe Holdings
                            B.V., Bank of America International Limited, Deutsche
                            Bank AG London and Dresdner AG London Branch, with Form
                            of Amended and Restated Loan Agreement for E300,000,000
                            Revolving Credit Facility with a Term Out Option.

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

****** Incorporated by reference to Exhibit 99.1 to the Schedule 13D/A
       (Amendment No. 1) regarding Golden Telecom, Inc. filed by the Company with the SEC on April 5, 2001

      + Incorporated by reference to the correpondingly numbered exhibit to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999.