Form 10-K/A
period 2000-12-31
GLOBAL TELESYSTEMS INC
filed 2001-04-30
CIK 946392

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

                                 (703) 258-3401
                        (Registrant's telephone number)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GLOBAL TELESYSTEMS, INC.

                                  FORM 10-K/A
                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I

ITEM 1.   Business....................................................     2
ITEM 2.   Properties..................................................     2
ITEM 3.   Legal Proceedings...........................................     2
ITEM 4.   Submission of Matters to a Vote of Security Holders.........     2

                                   PART II

ITEM 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................     2
ITEM 6.   Selected Financial Data.....................................     2
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     2
ITEM 8.   Consolidated Financial Statements and Supplementary
          Information for the Company.................................     2
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     3

                                  PART III

ITEM 10.  Directors and Executive Officers of the Company.............     3
ITEM 11.  Executive Compensation......................................    10
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    24
ITEM 13.  Certain Relationships and Related Transactions..............    25

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    27
SIGNATURES............................................................    28

                                     PART I

ITEM 1. BUSINESS

     The response to this Item is not amended hereby.

ITEM 2. PROPERTIES

     The response to this Item is not amended hereby.

ITEM 3. LEGAL PROCEEDINGS

     The response to this Item is not amended hereby.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The response to this Item is not amended hereby.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this Item is not amended hereby.

ITEM 6. SELECTED FINANCIAL DATA

     The response to this Item is not amended hereby.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is not amended hereby.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The response to this Item is not amended hereby.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY

     The response to this Item is not amended hereby.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The response to this Item is not amended hereby.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this Item shall not be incorporated by reference to the Company's proxy statement for its 2001 annual meeting of stockholders. This Item is amended by adding the following text.

DIRECTORS

     The following table sets forth the name and present principal occupation or employment, and material occupations, positions, offices or employments and business addresses thereof for the past five years of each member of the Board of Directors of the Company. There are no family relationships among any of the Directors. Unless otherwise indicated, each such person is a citizen of the United States.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
Robert J. Amman........................  63    Mr. Amman was elected to GTS's Board of Directors
                                               in May 1998 and was appointed President of GTS in
                                               March 1999. In September 2000, he was elected
                                               Chairman and Chief Executive Officer of GTS. His
                                               term as a director expires at the 2003 annual
                                               stockholders meeting. Mr. Amman was Chairman,
                                               President and Chief Executive Officer of John H.
                                               Harland Company, a printing firm, from 1995 to
                                               1998. Previously, from 1994 to 1995, he served as
                                               Vice Chairman of First Financial Management
                                               Corporation, where he was responsible for the
                                               merchant services businesses consisting of Western
                                               Union, NaBanco, Telecheck, Nationwide Credit and
                                               International Banking Technologies. From 1988 to
                                               1994, Mr. Amman served as President and Chief
                                               Executive Officer of Western Union Corporation,
                                               where he oversaw the transformation of the firm
                                               from a telecommunications to a financial services
                                               company. Mr. Amman is Chairman of the Executive
                                               Committee of the Board of Directors.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
David Dey..............................  63    Mr. Dey was elected to GTS's Board of Directors in
                                               May 1998. His term as a director expires at the
                                               2001 annual stockholders meeting. Since 1995, Mr.
                                               Dey has served as an independent consultant,
                                               particularly to high technology start-up companies
                                               in Europe. In that capacity, he serves as Chairman
                                               of Technology for Business, a software company.
                                               Mr. Dey was employed by British Telecommunications
                                               plc from 1987 to 1991, most recently, as Managing
                                               Director of its Business Communications Division,
                                               and he held various management positions at IBM
                                               Corporation, where he was employed from 1961 to
                                               1985. Mr. Dey is a member of the Audit and Budget,
                                               and Nominations and Governance Committees of the
                                               Board of Directors. Mr. Dey is a citizen of the
                                               United Kingdom.
Bernard J. McFadden....................  67    Mr. McFadden has served as a director of GTS since
                                               February 1994. His term expires at the 2003 annual
                                               stockholders meeting. During 2000, Mr. McFadden
                                               served as an independent consultant for GTS. Mr.
                                               McFadden's career in international
                                               telecommunications includes 32 years with ITT
                                               Corporation, where he served as President and
                                               Chief Executive Officer of ITT's Telecom
                                               International Group, and a four and one-half year
                                               assignment as President and Chief Operating
                                               Officer of Alcatel Trade International, S.A. Mr.
                                               McFadden is Chairman of the Compensation Committee
                                               of the Board of Directors.
Stewart J. Paperin.....................  53    Mr. Paperin has served as a director of GTS since
                                               March 1997. His term expires at the 2003 annual
                                               stockholders meeting. Mr. Paperin serves as
                                               Executive Vice President of the Soros Foundations.
                                               In addition, he has served as the President of
                                               Capital Resource East since October 1993. Prior to
                                               that, Mr. Paperin was President of Brooke Group
                                               International from 1990 to 1993 where he was
                                               responsible for investments in the former Soviet
                                               Union. Mr. Paperin also served as Chief Financial
                                               Officer of Western Union Corporation from 1989 to
                                               1990. Mr. Paperin serves as a director of Penn
                                               Octane Corporation, Golden Telecom, Inc. and
                                               Svyazinvest as well as several privately held
                                               companies in the telecommunications and computer
                                               industries. Mr. Paperin is Chairman of the Audit
                                               and Budget Committee and is a member of the
                                               Nominations and Governance Committee of the Board
                                               of Directors.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
W. James Peet..........................  46    Mr. Peet has served as a director of GTS since
                                               January 1996. His term as a director expires at
                                               the 2002 annual stockholders meeting. Since July
                                               1999, Mr. Peet has been Managing Director of
                                               Lehman Brothers Communications Fund. Mr. Peet was
                                               affiliated with The Chatterjee Group, an
                                               investment firm, from 1991 until February 1999.
                                               Prior to that, Mr. Peet spent 6 years with
                                               McKinsey & Company. In addition, Mr. Peet served
                                               as director of Viatel, Inc. from November 1995
                                               until June 1998. Mr. Peet is a member of the
                                               Compensation Committee of the Board of Directors.
Jean Salmona...........................  65    Mr. Salmona has served as a director of GTS since
                                               March 1996. His term as a director expires at the
                                               2001 annual stockholders meeting. Between December
                                               1989 and November 1998, Mr. Salmona was Chairman
                                               and C.E.O. of CESIA Consulting Group, of which he
                                               is now Honorary Chairman. He is President and
                                               C.E.O. of J&P Partners, a consulting concern
                                               specializing in investments in high-tech
                                               companies. Mr. Salmona is also Chairman and
                                               Director General, Data for Development
                                               International Association, a member of the
                                               investment committee of AXA PI, and a consultant
                                               to the Lazard Freres Group. Mr. Salmona is a
                                               graduate of Ecole Polytechnique, Paris, Institut
                                               d'Etudes Politiques, Paris, and Ecole Nationale de
                                               la Statistique et de l'Administration Economique,
                                               Paris. Mr. Salmona is a member of the Nominations
                                               and Governance Committee of the Board of
                                               Directors. He is a citizen of France.
Frank V. Sica..........................  50    Mr. Sica was elected as a director of GTS in March
                                               1999. His term as a director expires at the 2002
                                               annual stockholders meeting. Mr. Sica is a
                                               Managing Director of Soros Fund Management LLC and
                                               Managing Director of Soros Private Funds
                                               Management. Prior to joining Soros Fund
                                               Management. Mr. Sica was a Managing Director at
                                               Morgan Stanley Dean Witter & Co., the investment
                                               banking and brokerage firm. He is also a director
                                               of CSG Systems International, Inc., Kohl's
                                               Corporation, Emmis Broadcasting, Outboard Marine
                                               Corp., Banco Hipotecario, and JetBlue. Mr. Sica is
                                               a member of the Audit and Budget, and Compensation
                                               Committees of the Board of Directors.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
Alan B. Slifka.........................  71    Mr. Slifka has served as a director of GTS since
                                               1990, and was Chairman until March 1999 when he
                                               was elected Vice Chairman. His term expires at the
                                               2003 annual stockholders meeting. Mr. Slifka is a
                                               New York investment banker and the Managing
                                               Principal of Halcyon/Alan B. Slifka Management
                                               Company LLC, an equity asset management firm
                                               specializing in nontraditional investments,
                                               specifically corporate event investing.
                                               Previously, Mr. Slifka was a partner of L.F.
                                               Rothschild, Unterberg, Towbin from 1961 to 1982.
                                               He is a director of Pall Corporation and is active
                                               in other business, civic and philanthropic affairs
                                               as founder, director or officer of numerous for-
                                               profit and not-for-profit corporations and
                                               foundations. Mr. Slifka served as acting Chief
                                               Executive Officer of GTS during most of 1993. Mr.
                                               Slifka is a member of the Executive and
                                               Nominations and Governance Committees of the Board
                                               of Directors.
Adam Solomon...........................  48    Mr. Solomon has served as a director of GTS since
                                               June 1995. His term as a director expires at the
                                               2001 annual stockholders meeting. Mr. Solomon is
                                               also Chairman of Shaker Investments, Inc., a
                                               growth equity investment firm and Chairman of
                                               Signature Properties International, L.P., a
                                               venture/ development firm whose initial focus is
                                               redeveloping existing residential/golf
                                               communities, and a member of the board of
                                               directors of MetaSolv Software, Inc. Prior to
                                               that, Mr. Solomon spent eleven years with E.M.
                                               Warburg, Pincus & Co., Inc., where he was Managing
                                               Director from 1988 to 1992. While at E.M. Warburg,
                                               Pincus & Co., Inc., Mr. Solomon served as a member
                                               of the board of directors of LCI International,
                                               Inc., a regional long-distance carrier. Mr.
                                               Solomon is Chairman of the Nominations and
                                               Governance Committee and is a member of the
                                               Executive and Compensation Committees of the Board
                                               of Directors.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
Gerald W. Thames.......................  54    Mr. Thames joined GTS as Chief Executive Officer
                                               in February 1994, and served in that position
                                               until March 1999. He has served as a director of
                                               GTS since February 1994. His term as a director
                                               expires at the 2002 annual stockholders meeting.
                                               Mr. Thames is Managing Director of the Lehman
                                               Brothers Communications Fund. From 1990 to 1994,
                                               Mr. Thames was President and Chief Executive
                                               Officer for British Telecom North America and
                                               Syncordia, a joint venture company focused on the
                                               international outsourcing market. Mr. Thames has
                                               spent over 18 years in senior positions with
                                               telecommunications companies, where he was
                                               responsible for developing start-up
                                               telecommunications companies, including 15 years
                                               with AT&T, where he rose to the position of
                                               General Manager of Network Services for the
                                               Northeast Region of AT&T Communications. He is a
                                               director of Data for Development International
                                               Association. Mr. Thames is a member of the
                                               Executive Committee of the Board of Directors.

EXECUTIVE OFFICERS

     The following table sets forth the name and present principal occupation or employment, and material occupations, positions, offices or employments and business addresses thereof for the past five years of each executive officer of the Company. There are no family relationships among any of the officers. Unless otherwise indicated, each such person is a citizen of the United States.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
Robert J. Amman........................        See information for Mr. Amman under "Directors"
                                               above.
Duncan Lewis...........................  49    Mr. Lewis joined GTS in December 2000 as President
                                               and Chief Operating Officer, overseeing the day to
                                               day operations of the Company. He has more than 20
                                               years experience in senior positions in the global
                                               data and telecommunications industry. Prior to
                                               joining GTS, Mr. Lewis was Managing Director and
                                               Chief Corporate Development Officer of Equant NV.
                                               Prior to Equant, Mr. Lewis' senior positions
                                               included: Chief Executive Officer, Mercury
                                               Communications; Managing Director, Cable and
                                               Wireless Europe, and Business Networks; and Chief
                                               Executive Officer, Granada Media. He has also held
                                               various senior positions at British
                                               Telecommunications, including
                                               Director -- Procurement, Strategy and Network
                                               Services. Mr. Lewis is a citizen of the United
                                               Kingdom.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
Grier C. Raclin........................  48    Mr. Raclin joined GTS as its Senior Vice President
                                               and General Counsel in September, 1997, and was
                                               elected Corporate Secretary of the Company in
                                               December 1997. In March 1999, Mr. Raclin was
                                               elected Senior Vice President -- External Affairs,
                                               General Counsel and Corporate Secretary. In
                                               October 2000, he was appointed an Executive Vice
                                               President and was named Chief Administrative
                                               Officer Prior to joining GTS, Mr. Raclin served as
                                               Vice-Chairman and a Managing Partner of the
                                               Washington, D.C. office of Gardner, Carton &
                                               Douglas, a 250-attorney, corporate law firm based
                                               in Chicago, Illinois, where his practice was
                                               concentrated in the area of international
                                               telecommunications. Mr. Raclin received his
                                               undergraduate and law degrees from Northwestern
                                               University and attended the University of Chicago
                                               School of Business Executive Program.
Robert A. Schriesheim..................  40    Mr. Schriesheim was appointed Executive Vice
                                               President, Corporate Development and Chief
                                               Financial Officer in September 1999. Mr.
                                               Schriesheim joined GTS as Executive Vice President
                                               and Chief Corporate Development Officer in
                                               February 1999. Prior to GTS, from 1997, he was
                                               President, Chief Executive Officer and Director of
                                               SBC Equity Partners, Inc., a private equity firm
                                               affiliated with Sanwa Business Credit Corporation
                                               that invested in technology-based service and
                                               manufacturing companies. From 1996-1997, Mr.
                                               Schriesheim was Vice President -- Corporate
                                               Business Development for Ameritech Corp., the
                                               regional Bell operating company, and Managing
                                               Director -- Ameritech Development Corporation.
                                               From 1993-1996, he was Vice President --
                                               Acquisitions and New Business Development (1993-
                                               1994) and Vice President -- Global Corporate
                                               Development (1995-1996) of A.C. Nielsen Company, a
                                               consumer marketing research, information and
                                               decision-support services company.
Michael Lavington......................  54    Mr. Lavington joined GTS as Senior Vice
                                               President -- Human Resources in November 2000.
                                               From 1999 through 2000, he was affiliated with
                                               Garner International, a consulting firm. From 1991
                                               through 1999, he was with Rank Group PLC where he
                                               served as President and Chief Executive Officer of
                                               Resorts USA Inc. from 1997-1999 and Group Human
                                               Resources Director of the Rank Group from
                                               1991-1997. Mr. Lavington is a citizen of the
                                               United Kingdom.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                     AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                     ---   --------------------------------------------------
Jeffrey H. Von Deylen..................  37    Mr. Von Deylen joined GTS as Senior Vice
                                               President, Finance in October 1999. He is also
                                               Chief Financial Officer of Ebone. Prior to his
                                               appointment, Mr. Von Deylen was Vice President,
                                               Corporate Controller at Qwest Communications
                                               International, Inc. He was with Qwest and LCI
                                               International, which Qwest acquired in 1998, for
                                               six years. Before his tenure at Qwest and LCI, Mr.
                                               Von Deylen was with Arthur Andersen, the auditing
                                               firm.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons or entities who own more then 10% of the Company's equity securities to file with the SEC and the New York Stock Exchange initial reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To Company's knowledge, based on a review of the copies of such reports furnished to the Company as to transactions for which reports are required, all Section 16(a) filing requirements applicable to such individuals or entities were complied with during 2000, except with respect to Messrs. Gerard Caccappolo and Gerald Thames. Mr. Caccappolo sold 200,000 shares of the Company's common stock in November 2000. He did not file his "Statement of Changes in Beneficial Ownership" on Form 4 until December 29, 2000, instead of by December 10, 2000, when it was due. Mr. Thames filed his "Annual Statement of Changes in Beneficial Ownership" on Form 5 on April 3, 2001, instead of by February 15, 2001, when it was due.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this Item shall not be incorporated by reference to the Company's proxy statement for its 2001 annual meeting of stockholders. This Item is amended by adding the following text.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth each component of compensation paid or awarded to, or earned by, the Chief Executive Officer and the four other most highly compensated executive officers serving as of December 31, 2000, for the years indicated.

                                                                                    LONG-TERM COMPENSATION
                                                                                            AWARDS
                                                                                   -------------------------
                                        ANNUAL COMPENSATION                        RESTRICTED    SECURITIES
                                       ----------------------      OTHER ANNUAL      STOCK       UNDERLYING     ALL OTHER
                                         SALARY       BONUS        COMPENSATION     AWARD(S)     OPTIONS/SAR   COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR      ($)          ($)             ($)            ($)            (#)         ($)(10)
---------------------------     ----   ----------    --------      ------------    ----------    -----------   ------------
Robert J. Amman...............  2000   $  487,500    $455,750(11)    $275,908(3)   $  588,759(7)  2,346,667(9)   $  5,874
  Chairman, President and
    Chief.....................  1999      312,307     273,552(12)     148,781(3)                  1,050,000(9)      5,532
  Executive Officer(1)
H. Brian Thompson.............  2000   $1,242,218(2) $681,450(11)        (4)                        700,000(9)   $386,682
  Former Chairman and Chief     1999      468,461     575,000(12)    $ 51,040(5)                  3,300,000(9)    381,466
  Executive Officer(1)(2)
Robert A. Schriesheim.........  2000   $  400,000    $277,750(11)        (4)       $  441,569(7)  1,541,667(9)   $  1,140
  Executive Vice President,     1999      319,711     210,300(12)        (4)        1,647,600(8)    700,000(9)        936
  Corporate Development and
  Chief Financial Officer(1)
Jim Reynolds..................  2000   $  306,600    $212,970(11)        (4)       $  147,190(7)    770,439(9)   $ 15,888
  Executive Vice President,(1)  1999      249,750      78,991(12)        (4)                        351,150(9)     22,972
Grier C. Raclin...............  2000   $  312,500    $198,100(11)        (4)       $  294,380(7)  1,084,333(9)   $  5,960
  Executive Vice President,     1999      258,750     127,328(12)        (4)           86,397(8)    100,000(9)      6,521
  Chief Administrative
    Officer;                    1998      225,000     136,750(13)        (4)                        250,000(9)      9,994
  General Counsel and
  Corporate Secretary
Gerard J. Caccappolo..........  2000   $  287,500    $197,450(11)    $ 87,429(6)   $  343,443(7)    981,333(9)   $  5,308
  President of Ebone,           1999      232,542     252,275(12)      52,681(6)            0       200,000(9)      4,000
  North America                 1998      191,042      57,750(13)      83,125(6)            0       122,000(9)      4,000

---------------

 (1) Mr. Thompson was elected to his positions in March 1999. Mr. Amman was elected as President and COO in March 1999, and promoted to Chairman, CEO and President in September 2000. Mr. Schriesheim was elected Executive Vice President, Corporate Development in February 1999, and was elected to the additional position of Chief Financial Officer in September 1999. Mr. Reynolds commenced employment with the Company in March 1999; previously he was an executive with Esprit Telecom Group plc, an acquired company, since February 1998. Compensation is converted from British Pounds to US Dollars at an average exchange rate of BP1.46 $1.00 and BP1.62 $1.00, for 2000 and 1999 respectively.


 (2) Mr. Thompson resigned from the Board of Directors and ceased to be an officer of the Company in September 2000. Included within Mr. Thompson's 2000 salary amount is $862,044 of severance related payments. See the narrative immediately following this table for further discussion on Mr. Thompson's severance arrangements.


 (3) Mr. Amman resides in a company apartment while in the U.K. for which the company paid the equivalent of $227,760 and $147,420 per year in rent in 2000 and 1999, respectively.

 (4) Perquisites and other personal benefits paid to the named executive officer were less than the lesser of $50,000 and 10% of the total of salary and bonus report for the named executive officer.

 (5) The amount disclosed includes $24,127 related to spousal travel with the remaining attributable to gross-up payments for certain tax liabilities.

 (6) Mr. Caccappolo had use of a Company apartment while overseas, for which the Company paid the equivalent of $70,378, $15,466 and $16,595 in 2000, 1999 and 1998, respectively. In addition, in 1999 and 1998, Mr. Caccappolo also received tax equalization payments of $24,428 and $42,278, respectively.

 (7) Messrs. Amman, Schriesheim, Reynolds, Raclin and Caccappolo received 300,000, 225,000, 75,000, 150,000 and 175,000 restricted stock awards in
     2000, respectively. The dollar amounts represent the quantity of shares of restricted stock granted on October 27, 2000 when the closing price of the Company's common stock on the New York Stock Exchange was $2.0625. The restrictions on the 2000 restricted stock awards will lapse on January 1, 2002, or sooner if certain change of control provisions are met or upon separation from the Company for reasons other than for cause.

 (8) Messrs. Schriesheim and Raclin received 60,000 and 3,146 restricted stock awards in 1999, respectively. The dollar amounts represent the quantity of shares of restricted stock granted on April 5, 1999 when the closing price of the Company's common stock on the NASDAQ National Market was $27.56. In regards to Mr. Schriesheim's grant, the restriction on 20,000 of the shares will lapse on April 5, 2002; the restriction on the remaining 40,000 shares will lapse on April 5, 2002 if certain performance levels are met, otherwise the restriction on the remaining 40,000 shares will lapse on April 5, 2004. In regards to Mr. Raclin's grant, the restriction on 1,573 of the shares lapsed on January 5, 2001 with the restriction on the remaining 1,573 shares lapsing on April 5, 2001.

 (9) Shares of common stock underlying stock options awarded under the Stock Option Plan.

(10) Amounts disclosed hereunder represent the sum of premiums paid by GTS for group term life insurance for each named executive officer and contributions by GTS under the 401(k) Plan, as defined below, to each named executive officer's account, except Messrs. Thompson, Reynolds, and Schriesheim who did not participate in the 401(k) Plan. In each case in which GTS paid 401(k) Plan contributions, $4,250 was paid in 2000 and $4,000 was paid in each of 1999 and 1998 to the named executive officers. With respect to Mr. Thompson, amounts disclosed for 1999 and 2000 include $375,000 in premiums paid in each year in connection with a split dollar life insurance policy.

(11) Bonus amounts for performance in 2000 (paid in 2000 and 2001).

(12) Bonus amounts for performance in 1999 (paid in 1999 and 2000).

(13) Bonus amounts for performance in 1998 (paid in 1998 and 1999).


     In connection with his resignation effective September 18, 2000 (the "Effective Date") as Chief Executive Officer and as Chairman and a member of the Board of Directors of the Company, Mr. Thompson and the Company entered into a general release and severance agreement (the "Severance Agreement") on December 4, 2000. In settlement of any obligations under his employment agreement, the Company shall pay Mr. Thompson $3,448,178 as provided under the terms of his Employment Agreement. Of this amount, $862,044 was paid in accordance with the Company's normal payroll between the Effective Date and year-end 2000. The Company will pay the balance in 18 installments of $143,674 in accordance with the Company's normal payroll after December 31, 2000. The Company also agreed to provide Mr. Thompson with any employee benefits and perquisites in which he was participating or receiving on the Effective Date until the earlier of two years from the Effective Date or his receipt of comparable benefits from a successor employer, as provided in his Employment Agreement. In addition, the Company agreed to accelerate vesting of options to acquire Common Stock originally granted to him in May 2000 to acquire (i) 100,000 of Common Stock at an exercise price of $9.63 per share and (ii) 600,000 shares of Common Stock at an exercise price of $10.50 per share.



     In April 1999, at the time of his employment by the Company, the Company loaned Mr. Thompson $10 million to purchase 368,028 shares of Common Stock, which serves as collateral for the loan. In connection with the Severance Agreement, the Company agreed to waive the provision of the loan that would have required Mr. Thompson to repay the loan at the time of his termination of employment and postponed the due date of the interest payment scheduled on April 6, 2000 until December 1, 2000. The Company and a company controlled by Mr. Thompson also entered into an agreement (the "Consulting Agreement") for Mr. Thompson to provide consulting services to the Company after the termination of his employment. Under the Consulting Agreement, the Company agreed to pay fees to the company controlled by Mr. Thompson in an amount essentially equal to, and payable at the time of, interest payments under the loan. The term of the Consulting Agreement ends on April 6, 2005 (the date the loan matures), unless earlier terminated in accordance with the terms of the Consulting Agreement.



     In connection with the Severance Agreement, the Company and Mr. Thompson also entered into an agreement in which Mr. Thompson agreed to provide advisory services (the "Advisory Agreement") in connection with a prospective decision by the Company to pursue a strategic transaction, as defined in the Advisory Agreement (the "Strategic Transaction"), which could, among other things, result in a change of control of the Company. With respect to any Strategic Transaction completed within two years of the Effective Date, the Company agreed to pay to Mr. Thompson a fee equal to the sum of (i) $3,500,000 and (ii) the product of
(A) any whole dollar amount of per share consideration in excess of $12.00 per share, as defined in the Advisory Agreement, paid in connection with the Strategic Transaction and (B) $300,000. The Advisory Agreement also provided that any such fee paid would be applied to reduce the balance of any principal amount outstanding on the loan described above. The term of the Advisory Agreement ends on December 4, 2002, unless earlier terminated in accordance with the terms of the Advisory Agreement.



     In consideration of the above-described arrangements, Mr. Thompson has released the Company from all claims based on any events or circumstances occurring prior to the Effective Date. In addition, for a period of one year following the Effective Date, Mr. Thompson agreed not to (i) affiliate himself with any competitors of the Company, (ii) solicit or induce any officer, director or employee to terminate or refrain from renewing or extending such person's employment with the Company or (iii) solicit or induce any customer, vendor, supplier, consultant, lessor or lessee to terminate or refrain from extending its contractual or other relationship with the Company.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on stock option grants to the CEO and four other most highly compensated officers in 2000 under the Stock Option Plan

                                                   % OF TOTAL
                                      NUMBER OF     OPTIONS
                                      SECURITIES   GRANTED TO
                                      UNDERLYING   EMPLOYEES    EXERCISE OR                 GRANT DATE
                                       OPTIONS     IN FISCAL        BASE       EXPIRATION     PRESENT
NAME                                  GRANTED(#)      YEAR      PRICE($/SH.)      DATE      VALUE($)(4)
----                                  ----------   ----------   ------------   ----------   -----------
Robert J. Amman.....................    100,000(1)    0.2%         $ 9.63        5/22/10    $  532,000
                                        450,000(2)    1.1%          10.50        5/30/10     2,605,500
                                        700,000(3)    1.7%           2.00       10/27/10       770,000
                                      1,096,667(3)    2.7%           0.38       12/21/10       230,300
H. Brian Thompson...................    100,000(1)    0.2%         $ 9.63        5/22/10    $  532,000
                                        600,000(2)    1.5%          10.50        5/30/10     3,474,000
Robert A. Schriesheim...............     75,000(1)    0.2%         $ 9.63        5/22/10    $  399,000
                                        300,000(2)    0.7%          10.50        5/30/10     1,737,000
                                        450,000(3)    1.1%           2.00       10/27/10       495,000
                                        716,667(3)    1.8%           0.38       12/21/10       150,500
Jim Reynolds........................     50,000(1)    0.1%         $ 9.63        5/22/10    $  266,000
                                        150,000(2)    0.4%          10.50        5/30/10       868,500
                                        150,000(3)    0.4%           2.00       10/27/10       165,000
                                        420,439(3)    1.0%           0.38       12/21/10        88,292
Grier C. Raclin.....................     50,000(1)    0.1%         $ 9.63        5/22/10    $  266,000
                                        200,000(2)    0.5%          10.50        5/30/10     1,158,000
                                        300,000(3)    0.7%           2.00       10/27/10       330,000
                                        534,333(3)    1.3%           0.38       12/21/10       112,210
Gerard J. Caccappolo................     50,000(1)    0.1%         $ 9.63        5/22/10    $  266,000
                                        200,000(2)    0.5%          10.50        5/30/10     1,158,000
                                        350,000(3)    0.9%           2.00       10/27/10       385,000
                                        381,333(3)    0.9%           0.38       12/21/10        80,800

---------------

(1) These options are 100% cliff vested after eighteen months (on November 22, 2001).

(2) These options vest over a three-year term, 33% after one year and one thirty-sixth every month thereafter.

(3) These options vest over an eighteen month term, 33% on July 1, 2001, another 33% on January 1, 2002, with the remaining options vesting on July 1, 2002.

(4) The present value of each grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%, expected life of two years, risk free interest rates between 5.10% and 6.83% and expected volatility of 100%.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on the number and value of GTS stock options exercised by the CEO and four other most highly compensated officers during 2000, the number of options under the Stock Option Plan held by such persons at December 31, 2000, and the value of all unexercised options held by such persons as of that date.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                           SHARES                       OPTIONS AT FY-END(#)         OPTIONS AT FY-END($)(1)
                         ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                     EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -----------   -----------   -------------   -----------   -------------
Robert J. Amman........      --            --           299,169      3,142,498         $0          $474,308
H. Brian Thompson......      --            --         1,033,333              0         $0          $      0
Robert A.
  Schriesheim..........      --            --           166,667      2,075,000         $0          $309,958
Jim Reynolds...........      --            --           145,068      1,056,029         $0          $181,840
Grier C. Raclin........      --            --           284,833      1,351,000         $0          $231,099
Gerard J. Caccappolo...      --            --            99,010      1,204,323         $0          $164,927

---------------

(1) Based on the closing price of $0.8125 on the New York Stock Exchange of the Common Stock on December 31, 2000.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     During 2000, each Director of GTS, except Messrs. Amman and Thames, received an annual directors' cash fee of $15,000 applicable to the one year period commencing June 1, 2000. In addition, the fee paid to each Director, except for Messrs. Amman and Thames, for attending any meeting of the Board of Directors is $1,500 per meeting, except for telephonic Board of Directors meetings of two hours or less, where the fee is $750 for each such meeting. Each Director, except Messrs. Amman and Thames, who attends a committee meeting is entitled to a fee of $1,000 per meeting, except for telephonic committee meetings of a duration of two hours or less, for which a fee of $500 is paid.

     GTS maintains the Global TeleSystems, Inc. Third Amended and Restated Non-Employee Directors' Stock Option Plan and Restricted Stock Plan that permits directors to share in the growth of the value of GTS through the grant and exercise of nonqualified stock options and restricted stock. See "-- Global TeleSystems, Inc. Third Amended and Restated Non-Employee Directors' Stock Option and Restricted Stock Plan."

GLOBAL TELESYSTEMS, INC. THIRD AMENDED AND RESTATED NON-EMPLOYEE DIRECTORS' STOCK OPTION AND RESTRICTED STOCK PLAN

     The purpose of the Global TeleSystems, Inc. Third Amended and Restated Non-Employee Directors' Stock Option and Restricted Stock Plan, (the "Directors' Plan"), is to permit eligible non-employee directors of GTS to share in the growth of the value of GTS through the grant and exercise of nonqualified stock options and restricted stock.

     The total number of shares of Common Stock presently reserved and available for grant under the Directors' Plan is 2,550,000. The Directors' Plan is administered by the Board of Directors. Only Directors of GTS who are not employees of GTS or any subsidiary of GTS on the date on which an option or restricted stock is to be granted are eligible to participate in the Directors' Plan on such date.

     On the date of each annual shareholders meeting, pursuant to the Directors' Plan, each Director (except for Messrs. Amman and Thames) receives an option to purchase a certain number of shares, determined by a formula where the numerator is $60,000 and the denominator is equal to the fair market value of Common Stock on that date. This option vests and is exercisable immediately. In addition, pursuant to the Directors' Plan, each Director (except for Messrs. Amman and Thames) receives a grant of restricted stock for each committee of the Board of Directors on which he serves: each chairman of a committee receives a grant of restricted shares of Common Stock equal to $5,000 divided by the fair market value of the Common Stock on the date of the annual shareholders meeting; and each member of each committee receives a grant of restricted shares of Common Stock equal to $2,500 divided by the fair market value of the Common Stock on the date of the annual shareholders meeting. Such restricted stock becomes free of restrictions upon the first to occur of the following events: (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as on the Board of Directors of GTS or the survivor company.

     An option to purchase shares of Common Stock is granted to each new non-employee Director when he or she is first elected or appointed to serve as a Director of GTS ("Initial Grants"). A Director's Initial Grant option represents 36,000 shares of Common Stock. The entire amount of Initial Grant options vests on the first to occur of (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as a member of the Board of Directors of GTS or the survivor company.

     On the date of each annual meeting of GTS's shareholders after the Initial Grant has been issued, an additional Directors' option to purchase 18,000 shares will be granted to the individuals who will serve as elected non-employee Directors of GTS during the next year ("Subsequent Grants"). The entire amount of Subsequent Grant options vests on the first to occur of (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as a member of the Board of Directors of GTS or the survivor company.

     Directors' options are nonqualified stock options which are subject to certain terms and conditions including those summarized below. The exercise price per share of Common Stock purchasable under an option subject to an Initial Grant or Subsequent Grant will be equal to 100% of the fair market value of the Common Stock on the date of grant. Each option subject to an Initial Grant or Subsequent Grant will expire upon the earliest of (a) the tenth anniversary of the date of grant, (b) one year after the non-employee director ceases to serve as a director of GTS due to death or disability (except that, in the case of disability, if the non-employee director dies within that one-year period, the directors' options are exercisable for a period of one year from the date of death), (c) three months after the non-employee director ceases to serve as a director of GTS for any reason other than death or disability (except that, if the non-employee director dies within that three-month period, the directors' options are exercisable for a period of one year from the date of such death), and (d) three months after the non-employee director ceases to be employed by GTS if such non-employee director had become an employee of GTS (except that, if the non-employee director dies within that three-month period, the directors' options are exercisable for a period of one year from the date of such death). Notwithstanding the foregoing, with respect to certain discretionary grants of options granted to Directors, except Mr. Amman and Thames, under the Directors' Plan in December 2000, such discretionary options will expire upon the earliest of (a) the tenth anniversary of the date of grant, (b) two years after the Director ceases to serve as a Director of GTS due to death or disability, (c) two years after the Director ceases to serve as a Director of GTS for any reason other than death or disability, and (d) two years after a non-employee Director ceases to be employed by GTS if such non-employee Director had become an employee of GTS.

     Each option granted under the Directors' Plan may be exercised in whole or in part by giving written notice of exercise to GTS specifying the Directors' option to be exercised and the number of shares to be purchased. Such notice must be accompanied by payment in full of the exercise price in cash or by surrender of shares of Common Stock or a combination thereof. Options granted under the Directors' Plan may not be sold, pledged, assigned or otherwise disposed of in any manner other than by will or by the laws of descent and distribution. To the extent approved by the Board of Directors, options may be transferred to a grantee's family members on a family trust in connection with the grantee's estate planning under certain circumstances.

     Directors' restricted stock is subject to certain terms and conditions including those summarized below. The Directors may vote their shares of restricted stock on matters presented to shareholders of GTS common stock, but may not sell, transfer, pledge or assign the restricted stock. The restricted stock become free of restrictions on the first to occur of (a) the Director's death or total disability; (b) one year from the grant date; or (c) a change of control transaction following which the Director is not continued as a member of the Board of Directors of GTS or the survivor company. Any stock dividends on restricted stock are granted in the form of restricted stock. Prior to the restricted stock becoming free of restrictions, a director would forfeit the restricted stock upon termination of service from the chairmanship or membership of the relevant committee, or termination of service from the Board of Directors.

     At the time of grant, the Board of Directors may provide in connection with any grant made under the Directors' Plan that the shares of Common Stock received as a result of such grant are subject to a right of first refusal by GTS.

     From time to time, the Board of Directors, at its discretion, may also grant options or restricted stock to non-employee Directors of GTS in addition to the Initial Grants and Subsequent Grants described above. The size and terms and conditions of such discretionary grants will be in accordance with the Directors' Plan and any additional terms and conditions that the Board of Directors determines to apply. Unless specifically determined otherwise, discretionary grants of options will vest and be exercisable on the first anniversary of the grant.

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

THE GTS 401(K) PLAN

     The GTS 401(k) Plan is a defined contribution retirement benefit plan that is qualified for favorable tax treatment under Section 401 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). All employees of GTS, subject to certain regulatory qualifications, including the five most highly compensated officers, who are at least 21 years of age and have completed the minimum service requirement are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may defer pre-tax income by contributing to the plan up to the maximum amount permitted by law. After-tax contributions are also permitted under the 401(k) Plan. GTS matches 50% of each participant's pre-tax contribution to the 401(k) Plan up to 5% of the participant's total compensation. In addition, GTS may, in its sole discretion and in a nondiscriminatory manner, contribute additional amounts as profit sharing to each participant's account. The amounts that are deposited into each participant's account are invested among various investment options according to the direction of the participant. Each participant's pre-tax and after-tax contributions are immediately vested and nonforfeitable. GTS's matching contribution and profit sharing allocations to each participant's account do not vest until the participant has completed three years of service with GTS, at which time the matching contribution and profit sharing allocations become 100% vested. Each participant is eligible to begin receiving benefits under the 401(k) Plan on the first day of the month coincident with or following the attainment of normal retirement age. There is no provision for early retirement benefits under the 401(k) Plan.

THE GLOBAL TELESYSTEMS, INC. EQUITY COMPENSATION PLAN

     The purpose of the Global TeleSystems, Inc. Equity Compensation Plan (the "Equity Compensation Plan") is to attract, retain and motivate key employees, officers and eligible independent contractors of GTS and to enable such individuals to own shares of Common Stock and to have a mutuality of interest with other shareholders of GTS through the grant of restricted stock and other equity-based awards.

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

     The Equity Compensation Plan is administered by the Compensation Committee of the Board of Directors. The chief executive officer of GTS has the authority to recommend the individuals to whom awards will be granted, subject to approval by the Compensation Committee. The Compensation Committee has full and binding authority to determine the fair market value of the Common Stock and the number of shares included in any awards, to establish terms and conditions of any award, to interpret the Equity Compensation Plan, to prescribe rules relating to the Equity Compensation Plan and to make all other determinations necessary to administer the Equity Compensation Plan. The Compensation Committee may condition the vesting of restricted stock upon the attainment of specified performance goals or such other factors as the Compensation Committee may determine in its sole discretion. In the event that the Compensation Committee determines, in its sole discretion, that an award of restricted stock would not be appropriate with respect to any individual who has been recommended for an award by the chief executive officer, the Compensation Committee has the authority to grant to any such individual any other variety of equity-based compensation award, including, but not limited to, phantom stock, phantom units, stock appreciation rights, performance shares and performance units. The Compensation Committee does not, however, have the authority to grant stock options pursuant to the Equity Compensation Plan.

     Grants under the Equity Compensation Plan are determined by the Compensation Committee in its sole discretion. For this reason, it is not possible to determine the benefits or amounts that will be received by any individual employee or group of employees in the future. The Equity Compensation Plan will remain effective until November 14, 2002, unless earlier terminated by GTS. No restricted stock may be granted under the Equity Compensation Plan on or after November 14, 2002.

     During a specified period set by the Compensation Committee commencing with the date of any restricted stock award, the participant is not permitted to sell, transfer, pledge or otherwise encumber shares of restricted stock. Within these limits, the Compensation Committee, in its sole discretion, may provide for the lapse of such restrictions or may accelerate or waive such restrictions in whole or in part, based on service, performance and such other factors. Unless the Compensation Committee specifically determines otherwise, a restricted stock award granted under the Equity Compensation Plan vests one-fourth on the first anniversary of the date of grant, one-fourth on the second anniversary of the date of grant, one-fourth on the third anniversary of the date of grant, and one-fourth on the fourth anniversary of the date of grant.

     The Compensation Committee may impose such other restrictions on shares of Common Stock issued under the Equity Compensation Plan, including a right of first refusal by GTS that requires the participant to offer GTS any shares that the participant wishes to sell.

     The Equity Compensation Plan provides that, in the event of a change to the Common Stock (whether by reason of merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination or exchange of shares, or other change in the capital structure made without receipt of consideration), the Board of Directors will preserve the value of outstanding awards by making certain equitable adjustments in its discretion.

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

THE SIXTH AMENDED AND RESTATED 1992 STOCK OPTION PLAN

     The Sixth Amended and Restated 1992 Stock Option Plan of the Company (the "1992 Plan") provides for the grant of options to employees, directors, and independent contractors of GTS and any subsidiary or affiliate of GTS. Up to 18.5% of the outstanding shares of Common Stock, from time to time, are authorized to be granted as options under the 1992 Plan. A total of approximately 37.5 million shares of Common Stock were reserved for issuance to under the 1992 Plan representing 18.5% of the outstanding shares of Common

Stock on December 31, 2000. A total of 1 million shares of Common Stock may be issued pursuant to options qualifying for tax purposes as incentive options under the 1992 Plan.

     The 1992 Plan is administered by the Board of Directors or a committee thereof, which consists of not less than two directors appointed by the Board of Directors. The Board of Directors (or the committee) selects the persons to whom options will be granted. Options covering not more than three million shares of Common Stock may be granted to any employee during any calendar year. The Board of Directors has delegated authority to administer the 1992 Plan to its Compensation Committee.

     The option exercise price under the 1992 Plan may not be less than the exercise price determined by the Compensation Committee (or sub-committee) (or 110% of the fair market value of the Common Stock on the date of grant of the option in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). The maximum option term is 10 years (or five years in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). Options become vested and exercisable at the time and to the extent provided in the option agreement related to such option. The Compensation Committee (or sub-committee) has the discretion to accelerate the vesting and exercisability, or extend the exercise period, of options.

     There is a $100,000 limit on the value of stock (determined at the time of grant) covered by incentive options that first become exercisable by an optionee in any calendar year. No option may be granted more than 10 years after the effective date of the 1992 Plan. Generally, during an optionee's lifetime, only the optionee (or a guardian or committee if the optionee is incapacitated) may exercise an option except that, upon approval by the Compensation Committee (or a sub-committee), nonqualified options may be transferred to a family member or family trust of the optionee and certain nonqualified options may be granted or transferred to the GTS Employee Stock Option Plan Trust for the benefit of one or more designated foreign employees, independent contractors or directors. Incentive stock options are non-transferable except at death.

     Payment for shares purchased under options granted pursuant to the 1992 Plan may be made either in cash or by exchanging shares of Common Stock (which shares have been held by the optionee for at least six months) with a fair market value of up to the total option exercise price and cash for any difference. Options may be exercised by directing that certificates for the shares purchased be delivered to a licensed broker-dealer as agent for the optionee, provided that the broker-dealer tenders to GTS cash or cash equivalents equal to the option exercise price plus the amount of any taxes that GTS may be required to withhold in connection with the exercise of the option.

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

     If the outstanding shares of Common Stock are increased or decreased or changed into or exchanged for a different number or kind of shares or securities of GTS, by reason of merger, consolidation, reorganization, recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend, spin-off or other distribution payable in capital stock, or other increase or decrease in such shares without receipt of consideration by GTS, an appropriate and proportionate adjustment will be made in the number and kinds of shares subject to the 1992 Plan, and in the number, kinds and per share exercise price of shares subject to the unexercised portion of options granted prior to any such change, in order to preserve the value of any granted options. Any such adjustment in an outstanding option, however, will be made without a change in the total price applicable to the unexercised portion of the option, but with a corresponding adjustment in the per share option price.

     Upon any dissolution or liquidation of GTS, or upon a reorganization, merger or consolidation in which GTS is not the surviving corporation, or upon the sale of substantially all of the assets of GTS to another corporation, or upon any transaction (including, without limitation, a merger or reorganization in which GTS is the surviving corporation) approved by the board of directors which results in any person or entity owning 80% or more of the total combined voting power of all classes of stock of GTS, the 1992 Plan and the options issued thereunder will terminate, unless provision is made in connection with such transaction for the continuation of the 1992 Plan, the assumption of such options or for the substitution for such options of new options covering the stock of a successor corporation or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and the per share exercise price. In the event of such termination, all outstanding options shall be exercisable in full during such period immediately prior to the occurrence of such termination as the Board of Directors in its discretion shall determine.

     The Board of Directors may further amend the 1992 Plan with respect to shares of the Common Stock as to which options have not been granted. However, GTS's stockholders must approve any amendment that would (1) change the requirements as to eligibility to receive incentive options; or (2) increase the maximum number of shares in the aggregate for which incentive options may be granted (except for adjustments upon changes in capitalization); or (3) otherwise to the extent required by applicable law, rule or regulation.

     The Board of Directors at any time may terminate or suspend the 1992 Plan. Unless previously terminated, the 1992 Plan will terminate automatically on April 9, 2008. No termination, suspension or amendment of the 1992 Plan may, without the consent of the person to whom an option has been granted, adversely affect the rights of the holder of the option.

SECOND AMENDED AND RESTATED 2000 STOCK OPTION PLAN

     The Board of Directors adopted the Second Amended and Restated 2000 Stock Option Plan (the "2000 Plan") in October 2000. The provisions of the 2000 Plan are substantially the same as the provisions of the 1992 Plan described above, except that (1) the number of shares of Common Stock reserved for issuance under the 2000 Plan is up to 10% of the shares of Common Stock outstanding from time to time, (2) incentive options are not authorized under the 2000 Plan and (3) the 2000 Plan terminates automatically on October 20, 2010, unless the Board of Directors acts to terminate it earlier. As of December 31, 2000 a total of approximately 20.3 million shares of Common Stock were reserved for issuance under the 2000 Plan.

EMPLOYMENT AGREEMENTS

     GTS has employment agreements with each of the five most highly compensated executive officers during 2000. Messrs. Amman's, Schriesheim's and Raclin's agreements provide that they will serve in their positions for an term commencing on November 1, 2000 and ending on the date that they are terminated pursuant to the terms of their employment agreements. Mr. Caccappolo's agreement provides that he will serve in his position for an initial term commencing on December 1, 2000 and ending on the date that he is terminated pursuant to the terms of his employment agreement. The salary and bonus potential of each of the five most highly compensated officers is provided for in each agreement and may be increased at the discretion of the Compensation Committee of the Board of Directors. In addition to salary and bonus, each of the five most highly compensated officers is eligible to participate in the executive officers perquisite program, the employee stock option plan, to receive standard health and insurance benefits that are provided to employees of GTS, to receive certain other fringe benefits and to be reimbursed for all reasonable expenditures incurred in the execution of each named executive officer's respective duties.

     The employment agreements provide for severance payments and benefits, subject to the Company's receipt of a general release in customary form, in the event of (a) termination without cause, as defined, (b) resignation for good reason, as defined, or (c) death. Severance arrangements for the five most highly compensated executive officers include payment of twenty-four months of base salary and an imputed bonus (such amounts to be paid in a lump sum or, in the Company's discretion, in installments pursuant to the

Company's normal payroll practices, provided that if a change of control, as defined, occurs during the twenty-four month period, any unpaid amounts will be paid in a lump sum), the accelerated vesting of unvested stock options and restricted stock and the continuation of certain benefits. In the case of Messrs. Schriesheim and Raclin, their resignation from employment (i) with 30 days' advance notice after the completion of certain events comprising the restructuring and additional financing of the Company or (ii) with 90 days' advance notice after October 1, 2001, will be treated as a termination without cause, and they will receive the severance payments and benefits described above. In addition, Mr. Caccappolo's agreement will treat a resignation by him with 90 days notice on or after August 1, 2001 as a termination without cause, and he will receive the severance payments and benefits described above.

     If the named executive officer is terminated for cause or if he voluntarily terminates his employment other than for good reason, he shall not be entitled to any salary, bonus or severance payments (other than accrued salary).

     In addition, under the employment agreements, if the named executive officer receives certain severance, or "parachute payments," as a result of a change of control of the Company and such payments are subject to the excise tax levied on such payments under the Internal Revenue Code, the executive officer is entitled to receive "gross-up payments" equal to the excise tax imposed on such payments.

     In January 2001, the Company and Messrs. Amman, Schriesheim and Raclin entered into amendments of their employment agreements that provide for the payment of potential supplementary performance bonuses of up to $1.5 million in the case of Mr. Amman and lesser amounts in the case of Messrs. Schriesheim and Raclin upon the completion of certain actions comprising the restructuring and additional financing of the Company. Payments of such performance bonuses or portions thereof would be made to Messrs. Amman, Schriesheim and Raclin only if they remain employed by the Company at such time as the payments are due, provided that the Company will be required to make the payments if they are terminated without cause prior to such time. The Company's obligation to make the payments shall expire and be of no further effect on December 31, 2001 as to those actions which have not been substantially completed by that date, and shall expire and be of no further effect on March 31, 2002 as to those actions which have not been completed fully by that date. There is no assurance that such bonuses or any portion thereof will be paid.

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


     Notwithstanding the foregoing, Mr. Reynolds' employment with the Company will end effective April 30, 2001. In connection with his severance arrangements, he will be paid nine months' salary. In addition, Mr. Reynolds will be subject to non-compete restrictions for six months and non-solicitation restrictions for one year.


REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The role of the Compensation Committee is to oversee and direct the development of executive compensation policies and programs that are consistent with, explicitly linked to, and supportive of the strategic objectives of growing the Company's businesses and maximizing shareholder value. The Committee's specific responsibilities include determining the appropriate levels of compensation, including salaries, annual incentives, long-term incentives and employee benefits, for members of the Company's senior management, including executive officers. The Company believes that a strong link should exist between executive compensation and management's ability to maximize shareholder value. This belief is adhered to by developing both short-and long-term incentive compensation programs that provide competitive compensation and reflect Company performance.

  Compensation Philosophy

     The four fundamental principles to which the Committee adheres in discharging its responsibilities are as follows. First, the majority of annual and long-term compensation for the Company's executive officers should be at risk, with actual compensation levels correlating with the Company's actual performance in certain key areas determined by the Committee. Second, over time, incentive compensation of the Company's executive officers should focus more heavily on long-term rather than short-term accomplishments and results. Third, equity-based compensation should be used on an increasing basis so as to provide executive officers with clear and direct links to the shareholders' interests. Fourth, the overall executive compensation program should be competitive, equitable and structured so as to ensure the Company's ability to attract, retain, motivate and reward the talented executives who are essential to the Company's success. Total compensation, rather than individual compensation elements, is the focus of the Company's intent to provide competitive compensation opportunities.

     The Committee believes that continued revenue growth as well as continued improvement in other key financial and operating measures should be recognized in considering compensation levels along with improvements in overall effectiveness, productivity, return on investment and successful financing of the Company's operations.

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

     The four principal elements are:

  Base Salaries

     Base salaries for executive officers are generally set at levels that reflect the competitive marketplace for companies that are of comparable size and complexity and would be considered competitors of the Company in attracting and retaining qualified executives. The salaries of the executive officers are reviewed and approved by the Compensation Committee (or, for certain senior executives, its Senior Executive Compensation Committee subcommittee, collectively with the Compensation Committee, the "Committee") based on its assessments of each executive's experience and performance and a comparison of salaries of peers in other companies.

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

  Long-Term Incentives

     The Company relies on stock options as the principal means of providing long-term incentive compensation. Stock options have been, and will continue to be, granted to executive officers under the Amended and Restated 1992 Stock Option Plan.

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

     The Committee has confirmed that the compensation paid in 2000 to the named executive officers is consistent with the Company's compensation philosophy and objectives.

  Compensation of the Chief Executive Officer


     Decisions regarding the compensation of the Chairman and Chief Executive Officer were the responsibility of the Committee. H. Brian Thompson was Chairman and CEO until his resignation in September 2000. During this period he was paid an annualized base salary of $660,000 with an annual target bonus of 140 percent of his base salary. For the portion of 2000 during which Mr. Thompson served as Chairman and CEO, salary payments to Mr. Thompson totaled $467,500. Mr. Thompson was awarded bonuses totaling $681,450 for performance related to the first three quarters of 2000. Severance arrangements for Mr. Thompson are detailed in the "Summary Compensation Table" and accompanying narrative. In September 2000, Robert J. Amman was appointed Chairman, CEO and President of GTS, having formerly held the positions of President and Chief Operating Officer. Upon his promotion to CEO, Mr. Amman's received an annualized base salary of $600,000 and an annual target bonus of 100 percent of his base salary. For the full year of 2000, Mr. Amman received salary payments of $487,500 and was awarded bonuses totally $455,750. In 2001, Mr. Amman has the opportunity to earn a supplementary performance bonus for meeting specific key restructuring objectives during 2001. Refer to the Key Talent Retention section of this Compensation Committee Report for a description of this bonus.


     The bonuses for Messrs. Thompson and Amman reflected the Company's performance in revenues, earnings, expense control, and execution relative to targets established during the course of the year. In evaluating compensation levels for the CEO, the Committee and its compensation consultant compared the Company's compensation practices and levels to those of other companies involved in similar businesses, including but not limited to, certain companies included in the Performance Graph. Based on this review, the Committee determined Messrs.. Thompson's and Amman's compensation to be appropriate.

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

  Key Talent Retention

     During 2000, the Committee held several meetings to consider measures necessary to attract and retain key talent. A number of significant human resources challenges faced the Company during the year, including the precipitous drop in the Company's stock price and its negative impact on outstanding stock option grants, the need to retain employees for critical time periods while certain businesses are being sold or restructured, and a combination of internal uncertainty resulting from the need to reduce costs and headcount and increased external demand for skilled European talent in the technology sector. The Committee spent considerable time evaluating the measures available to address the above concerns, including the potential use of cash awards, the repricing of outstanding options, the exchange of outstanding options with exercise prices that exceed current market prices for new options whose exercise price is set at current market price levels, and new equity grants at current market price levels. Key factors that influenced the Committee's decisions included the desire to conserve cash resources, minimize accounting charges, avoid, where possible, punitive employee tax assessments in certain foreign jurisdictions and the cumulative impact of additional equity-based grants on the Company.

     New programs were introduced in 2000 generally to include all-employee stock option grants with vesting schedules that align with the Company's critical restructuring targets initiated in October 2000. The near term impact is to increase the potential dilution of the common stock, although, as shown in the Table below, the vast majority of outstanding stock options were granted at exercise prices well above the current market price levels. In addition, the Company expects that the level of options outstanding should return to its target level by early 2002, as businesses are sold and the exercisability of certain outstanding employee options lapses.

                                     TABLE

                                                         PERCENT OF FULLY
OUTSTANDING EQUITY GRANTS:                                DILUTED SHARES
--------------------------                               ----------------
Restricted Shares (at $0.10)...........................       1.15%
Options with exercise prices under $2.00...............       5.59%
Options with exercise prices between $2.00 and $4.99...       4.19%
Options with exercise prices between $5.00 and $9.99...       2.42%
Options with exercise prices $10.00 and above..........       5.46%

     In addition, a program was introduced for certain key executives at corporate and business unit levels, including the CEO and certain of the named officers, to provide supplementary performance bonuses based upon each executive achieving key restructuring targets within determined timeframes in 2001. The level of potential payments is directly correlated with the financial return to the Company of each restructuring event. The arrangements are discussed in greater detail under "Employment Agreements" in this Item 11.

     The Company believes that in the short term these programs have resulted in a significant improvement in employee retention, despite the continuing active technology employment market in Europe.

Compensation Committee Members during 2000:

Bernard J. McFadden, Chairman
W. James Peet
Frank V. Sica
Adam Solomon

                               PERFORMANCE GRAPH

     The following performance graph compares the percentage change in the Company's cumulative total shareholder return on the Common Stock from February 5, 1998 (the date on which the Common Stock began trading on the Nasdaq National Market) and ending on December 31, 2000 with the cumulative total return, assuming reinvestment of dividends, of the Standard & Poor's 500 Stock Index and the Nasdaq Telecom Index. (On October 29, 1999, the Company transferred listing of its Common Stock from the Nasdaq National Market to the New York Stock Exchange.)

                              [PERFORMANCE GRAPH]

----------------------------------------------------------------------------------------------------------------------------------
                        2/5/98     3/98      6/98      9/98      12/98     3/99      6/99      9/99      12/99     3/00      6/00
----------------------------------------------------------------------------------------------------------------------------------
Global TeleSystems,
 Inc. ...............  $100.00   $171.16   $178.49   $123.57   $204.12   $204.80   $296.56   $144.39   $254.46   $205.21   $120.76
S&P 500..............   100.00    112.70    116.42    104.84    127.17    133.51    142.92    133.99    153.93    157.46    153.28
NASDAQ
 Telecommunications..   100.00    119.34    126.22    111.44    155.17    195.16    207.01    188.95    275.30    292.50    230.71

--------------------   -----------------
                        9/00      12/00
--------------------   -----------------
Global TeleSystems,
 Inc. ...............  $45.68    $  8.14
S&P 500..............  151.79     139.92
NASDAQ
 Telecommunications..  184.79     118.33

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Bernard J. McFadden, a Director and Chairman of the Compensation Committee, was paid $100,000 in consulting fees by the Company in 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item shall not be incorporated by reference to the Company's proxy statement for its 2001 annual meeting of stockholders. This Item is amended by adding the following text.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information ownership of our common stock and rights to acquire common stock by (i) GTS stockholders that manage or own, either beneficially or of record, five percent or more of the common stock,
(ii) each of the directors and executive officers of GTS and (iii) the directors and executive officers of GTS as a group as of December 31, 2000. For the purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire within 60 days after such date, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                               NUMBER OF
                                                                 SHARES        PERCENTAGE
                                                              BENEFICIALLY    BENEFICIALLY
NAME OF BENEFICIAL OWNER                                      OWNED(1)(2)       OWNED(1)
------------------------                                      ------------    ------------
Ardsley Advisory Partners...................................   20,000,000(3)      9.81
  262 Harbor Drive
  Stamford, Connecticut 06902
AXA Assurances I.A.R.D. Mutuelle............................   17,680,460(4)      8.67
  9 Place Vendome
  75001 Paris France
  1290 Avenue of the Americas
  New York, NY 10104
George Soros................................................   11,998,094(5)      5.70
  c/o Soros Fund Management LLC
  888 Seventh Avenue, 31st Floor
  New York, NY 10106
Robert J. Amman.............................................      840,285            *
David Dey...................................................       70,023            *
Bernard J. McFadden.........................................      278,255            *
Stewart J. Paperin..........................................       78,495            *
W. James Peet...............................................       42,559            *
Jean Salmona................................................      120,107            *
Frank V. Sica...............................................       69,495            *
Alan B. Slifka..............................................    3,561,438(6)      1.75
Adam Solomon................................................      236,737            *
Gerald W. Thames............................................    1,666,519(7)         *
Gerard J. Caccappolo........................................      706,185            *
Grier Raclin................................................      366,962            *
Robert A. Schriesheim.......................................      333,780            *
Other officers..............................................      113,898            *
All Directors and Executive Officers as a group (15
  persons)..................................................    8,484,738         4.16
Total of above..............................................   58,163,292

---------------

 *  Less than 1%

(1) The percentage of ownership for each beneficial owner is based upon 203,869,538 shares of GTS common stock issued and outstanding at December 31, 2000 and the number of warrants and stock options in common stock held by such beneficial owner. Excluded from the calculation are: 54,164,872 shares of common stock issued under the GTS' option plans; and 8,772,626 shares of common stock pursuant to the exercise of stock option warrants.

(2) Includes shares of common stock issuable upon the exercise of stock options and stock warrants within 60 days of December 31, 2000.

(3) Ownership information is based on a Schedule 13G filed in February 2001 with the SEC. Number of shares as to which such holder has: shared voting power -- 20,000,000 shares; and shared dispositive power -- 20,000,000 shares.

(4) Ownership information, that represents holdings of several separately managed funds, is based on Amendment No. 5 to a Schedule 13G filed in February 2001 with the SEC. Number of shares as to which such holder has: sole voting power -- 6,931,555 shares; shared voting power -- 9,244,205 shares; sole dispositive power -- 17,680,460 shares; and shared dispositive power -- none.

(5) Ownership information, that represents holdings of several group members, is based on Amendment No. 2 to a Schedule 13G filed in February 2001 with the SEC. Number of shares as to which such holder has: sole voting power -- 11,998,094 shares; and sole dispositive power -- 11,998,094 shares. As indicated in the Amendment to the Schedule 13G, Mr. Soros may be deemed to have been the beneficial owner of 11,998,094 common shares. The number consists of (a) 8,660,562 shares (including 6,666,666 shares subject to immediately exercisable warrants) held for the account of Open Society Institute, (b) 1,948,398 shares held for the account of Soros Hungary, (c) 1,313,698 shares held for the account of Soros Charitable Foundation, and
    (d) 75,436 shares held for the account of Soros Humanitarian.

(6) Includes 2,666,423 shares of common stock owned by Mr. Slifka, 852,520 shares of common stock held in various trusts, over which Mr. Slifka disclaims beneficial ownership, options to purchase 42,495 shares of common stock owned by Mr. Slifka.

(7) Includes 19,000 shares of common stock held in the "Thames Family Foundation, Inc." and options to purchase 1,347,519 shares of common stock owned by Mr. Thames.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item shall not be incorporated by reference to the Company's proxy statement for its 2001 annual meeting of stockholders. This Item is amended by adding the following text.


     In March 1999, the Company entered into an employment agreement with Mr. Gerald W. Thames, appointing him as Executive Vice Chairman of the Board of Directors. The agreement provided that he would hold this position until at least the 2000 annual shareholders meeting and that he would perform such other reasonable duties and exercise such other power and authority as may be reasonably delegated by the Board of Directors. The agreement commenced March 21, 1999 and expires on October 31, 2001, unless extended. The agreement provided that Mr. Thames would receive an annual salary of $400,000 and a bonus for the fiscal years 1999 and 2000, or pro rated portion thereof, in an amount not less than fifty percent of his salary for such year. In addition to salary and bonus, Mr. Thames is also eligible to participate in the employee stock option plan, to receive standard health and insurance benefits that are provided to employees of GTS, to receive certain other fringe benefits and to be reimbursed for all reasonable expenditures incurred in the execution of his duties. The employment agreement also provided that if he ceased to serve as Executive Vice Chairman he would be paid thirty-six months' base salary (plus one month's notice period) less any amount paid to Mr. Thames as base salary after he ceased to serve as Executive Vice Chairman through the end of the term of his employment agreement on October 31, 2001. Pursuant to a further agreement between the Company and Mr. Thames entered into in March 2000, Mr. Thames ceased to serve, effective February 3, 2000, as Executive Vice Chairman. Accordingly, he will receive payments in an amount in an amount equal to base salary through February 2003, continuation of certain benefits and accelerated vesting of all stock options that would have otherwise vested prior to October 31, 2001. Mr. Thames' employment agreement included noncompetition and nonsolicitation clauses that are effective during the term of his agreement and for a period of up to one year thereafter. In addition, the employment agreement included covenants of confidentiality and nondisclosure. Any dispute arising under Mr. Thames' employment agreement must be resolved through arbitration. Mr. Thames continues to serve as a member of the Company's Board of Directors.


     During 2000, Mr. Thames, a director of the Company, exercised non-qualified options to purchase shares of the Common Stock. Mr. Thames borrowed funds from a brokerage firm in order to pay the exercise price and the tax liabilities resulting from such exercise. The shares of our common stock resulting from such exercise served as collateral for his margin loan. Subsequently, the market price of the Common Stock declined and, consequently, the brokerage firm required Mr. Thames to reduce the size of the loan or increase the collateral securing it. Upon review, the Company's Board of Directors deemed it in the best interest of the Company to loan Mr. Thames $2.5 million in April 2000 to repay the margin loan . This loan from GTS bears interest at a rate of 8% per annum. In January 2001, the Company and Mr. Thames agreed to amend the terms of the loan to (i) capitalize unpaid past due and future interest on the loan; (ii) set the date upon which the loan will be due at the earlier of (X) 90 days after a change of control over the Company or (Y) December 21, 2005; and (iii) call for the Company to forgive one-half of the principal amount of the loan upon completion of certain events comprising the restructuring and additional financing of the Company. In addition, all or any remaining outstanding principal amounts under the loan will be forgiven upon a change of control of the Company and, in such event, to the extent any part of the loan so discharged results in taxable income to Mr. Thames, the Company will pay him a sum intended to "gross-up" any resulting tax liability. Mr. Thames also may effectively discharge all or part of the loan by returning to the Company options with an exercise price of $0.38 granted to him in December 2000.


     Bernard J. McFadden, a director of GTS, was paid $100,000 in consulting fees by the Company in 2000.

     The Soros associates purchased $40 million of notes from us in 1996, which notes bore interest at 10% per annum, in partial consideration of which (1) the Soros associates received the right to designate, from time to time, one person for nomination to the Board of Directors and (2) the affiliates received warrants to purchase 8,888,886 shares of the Common Stock. Of those warrants, 8,772,626 remain outstanding and unexercised as of March 31, 2001. Together with their prior equity interests in GTS, these affiliates currently hold, on a fully diluted basis (excluding shares underlying stock options), approximately 5.7% of the Common Stock. In accordance with the terms of the warrant agreement, the exercise price of the warrants was reduced from $5.14 per share to $4.67 per share as the outstanding debt had not been repaid prior to December 31, 1996. In February 1998, we repaid the $40 million of notes, plus accrued interest, using part of the proceeds of an offering of senior notes and the initial public offering completed at that time. In addition, these affiliates collect a monitoring fee of $25,000 per month until June 2001. In 1999, the Soros associates exercised warrants and 116,260 common shares were issued. Under certain agreements, these affiliates have the right to co-invest with us in all of our new ventures throughout Asia, excluding countries in the former Soviet Union, and pursuant to this right, one of these affiliates holds a 25% interest in GTS China Investments LLC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     The response to this Item is amended as follows:



     (C) EXHIBITS



      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          10.17*         -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert J. Amman, as amended
          10.18*         -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert A. Schriesheim, as amended
          10.19*         -- Employment Agreement dated November 1, 2000 between the
                            Company and Grier C. Raclin, as amended


---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Arlington, Commonwealth of Virginia, on the 30th day of April, 2001

                                            GLOBAL TELESYSTEMS, INC.

                                            By:     /s/ GRIER C. RACLIN
                                              ----------------------------------
                                              Name: Grier C. Raclin
                                              Title: Executive Vice President,
                                                General
                                                   Counsel, Chief Administrative
                                                   Officer and Corporate
                                                Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                          *                            Chairman and Chief Executive Officer
-----------------------------------------------------    (Principal Executive Officer)
                   Robert J. Amman

                          *                            Executive Vice President, Corporate
-----------------------------------------------------    Development and Chief Financial Officer
                Robert A. Schriesheim                    (Principal Financial Officer)

                          *                            Senior Vice President, Finance (Principal
-----------------------------------------------------    Accounting Officer)
                Jeffrey H. Von Deylen

                          *                            Vice Chairman of the Board of Directors
-----------------------------------------------------
                   Alan B. Slifka

                          *                            Director
-----------------------------------------------------
                      David Dey

                          *                            Director
-----------------------------------------------------
                 Bernard J. McFadden

                          *                            Director
-----------------------------------------------------
                 Stewart J. Paperin

                          *                            Director
-----------------------------------------------------
                    W. James Peet

                          *                            Director
-----------------------------------------------------
                    Jean Salmona

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                          *                            Director
-----------------------------------------------------
                    Frank V. Sica

                          *                            Director
-----------------------------------------------------
                    Adam Solomon

                          *                            Director
-----------------------------------------------------
                  Gerald W. Thames

              *By: /s/ GRIER C. RACLIN
  -------------------------------------------------
                  Attorney-in-Fact

                                 EXHIBIT INDEX



      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          10.17*         -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert J. Amman, as amended
          10.18*         -- Employment Agreement dated November 1, 2000 between the
                            Company and Robert A. Schriesheim, as amended
          10.19*         -- Employment Agreement dated November 1, 2000 between the
                            Company and Grier C. Raclin, as amended


---------------

* Filed herewith