Form 10-Q
period 2001-03-31
GLOBAL TELESYSTEMS INC
filed 2001-05-21
CIK 946392

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        (COMMISSION FILE NUMBER: 0-23717)

                            GLOBAL TELESYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                                   ----------



                 DELAWARE                            94-3168423
         (State of incorporation)      (I.R.S. Employer Identification No.)

                              4121 WILSON BOULEVARD
                                    7TH FLOOR
                            ARLINGTON, VIRGINIA 22203
                     (Address of principal executive office)

                                 (703) 258-3401
              (Registrant's telephone number, including area code)

                                   ----------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At April 30, 2001 there were 214,485,538 outstanding shares of common stock of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----

              PART I.       FINANCIAL INFORMATION
              Item 1        Financial Statements of Global TeleSystems, Inc. (unaudited)
                            Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
                                 2000.....................................................................     3
                            Condensed Consolidated Statements of Operations for the Three Months
                                 Ended March 31, 2001 and 2000............................................     4
                            Condensed Consolidated Statements of Cash Flows for the Three Months
                                 Ended March 31, 2001 and 2000............................................     5
                            Notes to Condensed Consolidated Financial Statements..........................     6
              Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations ..............................................................    13
              Item 3        Quantitative and Qualitative Disclosures About Market Risk....................    19
              PART II.      OTHER INFORMATION
              Item 6        Exhibits and Reports on Form 8-K .............................................    19
              Signatures   ...............................................................................    21

                          PART I FINANCIAL INFORMATION


ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            GLOBAL TELESYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                            MARCH 31,        DECEMBER 31,
                                   ASSETS                                     2001               2000
                                                                           ----------        ------------
                                                                          (IN MILLIONS, EXCEPT SHARE DATA)

Current Assets
  Cash and cash equivalents, including restricted cash ............        E.   183.8         E.   308.2
  Accounts receivable, net ........................................              94.1              111.8
  Net assets of the Golden Telecom business segment ...............             193.3              175.0
  Other current assets ............................................             100.1              109.2
                                                                           ----------         ----------
          Total Current Assets ....................................             571.3              704.2

Property and equipment, net .......................................           1,529.3            1,427.0
Other non-current assets, principally goodwill and intangible
  assets, net .....................................................             414.6              410.7
          Total Assets ............................................        E. 2,515.2         E. 2,541.9
                                                                           ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current  Liabilities
  Accounts payable ................................................        E.   173.1         E.   226.1
  Accrued expenses ................................................             160.3              157.2
  Current portion of debt and capital lease obligations ...........              42.3               32.8
  Net liabilities of the Business Services business segment .......             675.0              594.2
  Estimated loss on the divestiture of Golden Telecom .............              27.5               --
  Deferred revenue ................................................              52.4               56.7
                                                                           ----------         ----------

          Total Current Liabilities ...............................           1,130.6            1,067.0

  Long-term debt and capital lease obligations ....................           2,317.0            2,146.8
  Other non-current liabilities, principally deferred revenue .....             200.6              177.3
                                                                           ----------         ----------

          Total Liabilities .......................................           3,648.2            3,391.1

Commitments and Contingencies

Redeemable preferred stock, $0.0001 par value (10,000,000 shares
  authorized; 100,000 shares issued and outstanding) ..............             591.0              542.9


Shareholders' Deficit

Common stock, $0.10 par value (540,000,000 shares authorized;
  203,869,538 shares issued and outstanding at March 31, 2001
  and December 31, 2000 ...........................................              18.0               18.0
Additional paid-in capital ........................................           1,371.3            1,376.4
Accumulated other comprehensive (loss) income .....................             (33.4)              36.4
Accumulated deficit ...............................................          (3,079.9)          (2,822.9)
                                                                           ----------         ----------

          Total Shareholders' Deficit .............................          (1,724.0)          (1,392.1)
                                                                           ----------         ----------

          Total Liabilities and Shareholders' Deficit .............        E. 2,515.2         E. 2,541.9
                                                                           ==========         ==========



   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3)

                            GLOBAL TELESYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                         2001           2000
                                                                      ---------       --------
                                                                        (IN MILLIONS, EXCEPT
                                                                           PER SHARE DATA)

Revenues ......................................................       E.  121.3       E. 109.8

Operating expenses:
  Access and network services .................................            72.0           41.3
  Selling, general and administrative .........................            38.8           34.2
  Depreciation and amortization ...............................            53.7           32.0
  Business disposition and restructuring related charges ......             5.9             --
  Equity related -- non-cash compensation .....................             3.9            0.6
                                                                      ---------       --------

Total operating expenses ......................................           174.3          108.1
                                                                      ---------       --------

(Loss) income from operations .................................           (53.0)           1.7

Other income (expense):
  Interest expense ............................................           (53.0)         (44.5)
  Interest income .............................................             7.7           24.7
  Foreign currency gains (losses) .............................           (32.7)           1.0
  Other income ................................................             2.0             --
                                                                      ---------       --------

Total other expenses ..........................................           (76.0)         (18.8)
                                                                      ---------       --------

Loss before income taxes ......................................          (129.0)         (17.1)
Income taxes ..................................................             0.7            4.3
                                                                      ---------       --------
Net loss from continuing operations ...........................          (129.7)         (21.4)

Loss from discontinued business operations ....................          (127.3)        (125.3)
                                                                      ---------       --------

Net loss ......................................................          (257.0)        (146.7)

Preferred dividends ...........................................            (8.9)          (9.2)
                                                                      ---------       --------

Net loss applicable to common shareholders ....................       E. (265.9)     E. (155.9)
                                                                      =========      =========

Loss per common share:
  Net loss from continuing operations (includes preferred
     dividends) per share .....................................       E.  (0.68)     E.  (0.16)
  Net loss per share -- discontinued operations ...............           (0.62)         (0.67)
                                                                      ---------       --------
  Net loss per share ..........................................       E.  (1.30)     E.  (0.83)
                                                                      =========      =========

Weighted average common shares outstanding ....................           204.0          188.7
                                                                      =========      =========



   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3)

                            GLOBAL TELESYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 -----------------------
                                                                                    2001         2000
                                                                                 ---------     ---------
                                                                                     (IN MILLIONS)

Net Cash Used in Operating Activities of Continuing Operations ............      E. (108.4)    E.  (64.5)
                                                                                 ---------     ---------

Cash flow from Investing Activities
  Purchases of property and equipment .....................................         (105.5)       (107.0)
  Restricted cash and other investing activities ..........................           22.7           0.7
  Investments in and advances to ventures, net of repayments ..............           (0.5)           --
                                                                                 ---------     ---------

    Net Cash Used in Investing Activities of Continuing Operations ........          (83.3)       (106.3)
                                                                                 ---------     ---------

Cash Flow from Financing Activities
  Proceeds from debt, net of debt issue costs .............................           99.6            --
  Repayments of debt and capital lease obligations ........................           (5.2)         (5.1)
  Net proceeds from stock options..........................................             --           3.3
                                                                                 ---------     ---------

    Net Cash Provided by Financing Activities of Continuing
      Operations ..........................................................           94.4          (1.8)
                                                                                 ---------     ---------
Effect of exchange rate changes on cash and cash equivalents ..............           41.8          28.4
Cash used in discontinued operations ......................................          (37.3)        (72.7)
                                                                                 ---------     ---------
Net decrease in cash and cash equivalents .................................          (92.8)       (216.9)
Cash and cash equivalents at beginning of period ..........................          219.1         907.9
                                                                                 ---------     ---------

Cash and Cash Equivalents at End of Period ................................      E.  126.3     E.  691.0
                                                                                 =========     =========

Supplemental Disclosure of Cash Flow Information:

  Capitalization of leases ................................................      E.   37.3     E.   78.9
                                                                                 =========     =========

  Issuance of common shares or notes for interest in business
    ventures ..............................................................             --          91.3
                                                                                 =========     =========

  Conversion of debt into common shares ...................................             --          81.7
                                                                                 =========     =========


   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3)

                            GLOBAL TELESYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       NATURE OF BUSINESS OPERATIONS

    Global TeleSystems, Inc. ("GTS" or "the Company"), is a provider of data, internet and borderless broadband services across Europe, serving businesses and carriers in European countries with a range of broadband, Internet/IP and voice services. The Company also operates a cross-border fiber-optic network and a Tier-1 IP backbone (Ebone). In addition, until May 14, 2001, GTS was the majority owner of Golden Telecom, Inc. ("Golden Telecom"), which offers a variety of fixed-line and mobile telecommunications services in Russia, Ukraine and other former Soviet nations.

2.       SIGNIFICANT 2001 BUSINESS ACTIVITIES (SUBSEQUENT EVENTS)

    November 2000 Restructuring

    In November 2000, the Company announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which is essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete those aspects of the Restructuring, which will fund its operations through the first quarter of 2002, and to access additional capital to fund its operations after the first quarter of 2002.

    In connection with the Restructuring, the Company will focus on its core competency of providing broadband services to traditional carriers, Internet service providers, application service providers, other Web-centric entities and data intensive pan-European corporations. The objective of the Restructuring is to position the Company as a data and Internet services-only provider, which the Company expects will have positive operating results, although there can be no assurance in this regard. As part of the Restructuring, the Company reorganized into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom. Among other things, the objective of separating itself into these four business units was to enable the Company to sell its investment interest in its Business Services and Central Europe. In addition, during the first quarter of 2001, the Company entered into negotiations to sell all or part of its 62% interest in Golden Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from the Company in an initial public offering, which occurred in October 1999.

    As disclosed in greater detail below, during the first and second quarters of 2001, the Company made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position. The Company has held certain discussions with third parties concerning the sale of the Central European businesses. These discussions have not resulted in any definitive agreements for the purchase of any Central European assets and there can be no assurance that the Company will conclude any such agreements.

    Golden Telecom Divestiture

    On May 14, 2001, the Company announced that it had closed the sale to a group of buyers of 12.2 million shares of the common stock of Golden Telecom for approximately E.142.2 million. Of the E.142.2 million, approximately E.79.6 million of cash and a promissory note for approximately E.62.6 million were received at closing. The promissory note is due to be paid at the end of May 2001. The buyers also have a right to purchase from the Company, during the 60 day period following May 14th, up to an additional E.28.4 million of Golden Telecom shares at a price of E.12.51 per share, and, if certain conditions are met, the right to purchase the Company's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E.12.51 per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date. After the closing discussed above, the Company owned approximately 2.9 million common shares of Golden Telecom, or approximately 11.6% of the outstanding Golden Telecom common shares. In addition, in connection with such closing, three of the four Company representatives on the Golden Telecom Board of Directors resigned and the Company's representation no longer constituted a majority of the membership on that Board. As discussed in further detail in Note 3 "Basis of Presentation -- Discontinued Operations", the Company anticipates that it will recognize a loss of approximately E.27.5 million, upon the completion of the divestiture of Golden Telecom.

    Business Services Divestiture

    On March 28, 2001, the Company announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, ("Esprit") under which, among other things, the obligation to repay approximately E.572.8 million of senior debt owed to the noteholders will be exchanged for a 90% ownership interest in a new legal entity comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement (the "Scheme") by the noteholders and the U.K. courts. GTS will either directly or indirectly own the remaining 10% of this new company and has agreed, upon certain conditions, to provide on or after May 1, 2001 up to
E.35 million in secured financing for working capital and on or after April 1, 2001 up to E.20 million in secured debt financing (which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit) to be used by this new company to purchase backbone transmission services from the Company. On March 28, 2001, Esprit commenced a consent solicitation to obtain approvals from its noteholders to allow the Company's secured financing to proceed. Esprit obtained the required consents on April 10, 2001, and on that date it entered into supplemental indentures related to the Esprit notes, which will allow such secured financing to proceed.

    As of May 18, 2001, holders representing approximately 70% of the outstanding aggregate principal amount of the Esprit notes had signed a Lock-Up Agreement dated as of March 27, 2001, pursuant to which, among other things, such holders have agreed, subject to certain conditions, to support and act in good faith to ensure approval of and the implementation of the Scheme. Further, on May 18, 2001, Esprit filed an application in the High Court for an order summoning a meeting of noteholders pursuant to Section 425 of the Companies Act to consider the Scheme under that statute. A preliminary hearing has been set for May 24, 2001 to review our application. The application requests that the meeting take place by June 30, 2001. Noteholders approval will be conditional on the High Court sanctioning the Scheme and the occurrence of other administrative events. As discussed in further detail in Note 3 "Basis of Presentation - Discontinued Operations", upon the completion of the debt restructuring, the Company will record a gain of at least E.600.0 million, principally attributable to the early extinguishment of the Esprit note obligations.

    Amended Bank Facility

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility (the "Amended Bank Facility") while a longer-term credit facility is negotiated. Assuming the satisfaction of certain conditions, the Amended Bank Facility provides up to E.300 million in available funds, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of March 31, 2001, the subsidiary had drawn down E.200 million of these funds. The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the subsidiary's business plan, from E.180 million to E.300 million from April 2001 through March until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple.

    Conversion of Debt to Equity

    On April 18, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $53,080,000 aggregate principal amount of the Company's 5.75% senior subordinated convertible debentures due 2010 (the "Converted Bonds") for shares of the Company's common stock. The terms of the exchange agreement resulted in GTS issuing 10,616,000 of its common shares for the early extinguishment of the Converted Bonds, which were discharged and cancelled as a result of the transaction. Of the 10,616,000 common shares issued, 1,928,396 shares of common stock were issued upon the conversion of the Converted Bonds. The Company will recognize an extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately
E.49.4 million (this amount is net of unamortized debt issuance costs of approximately E.1.7 million). As of April 30, 2001, aggregate principal amount of E.465.0 million of the 5.75% senior subordinated convertible debentures remained outstanding.

    On May 18, 2001, the Company entered into agreements with three other third party holders of an additional $51,415,000 aggregate principal amount of such convertible debentures to exchange such debentures for 11,876,865 shares of the Company's common stock. Of the 11,876,865 common shares to be issued, 1,867,907 shares of common stock will be issued pursuant to the conversion of such bonds. Although there can be no assurance, such exchange is expected to be completed by May 25, 2001 and, if completed, the Company will recognize an additional extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately E.48.2 million (this amount is net of unamortized debt issuance costs of approximately E.1.4 million).

3.       BASIS OF PRESENTATION

    The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2001 may not be indicative of the operating results for the full year.

    Reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to the 2001 presentation.

    Change in the Reporting Currency

    The Company changed its reporting currency from U.S. Dollars to Euros ("Euro") effective with this first quarter 2001 Form 10-Q report. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in the Euro or in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the U.S. Dollar to Euro exchange rate in effect for those periods and as such they depict the same trends as the previously issued financial statements in US Dollars.

    Functional Currency

     The functional currency for the Company's legal entities is the currency that most transactions are conducted in for a specific legal entity. The assets and liabilities for the Company's legal entities are translated into the Euro currency using current exchange rates at the balance sheet dates. Statement of operations items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account within the stockholders' deficit section of the consolidated balance sheets. Foreign currency transaction gains or losses are included in the calculation of net loss.

    Discontinued Operations Presentation

    As previously discussed in Note 2. "Significant 2001 Business Activities (Subsequent Events)", the Company initiated a Restructuring in November 2000, and as a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Further, Emerging Issues Task Force No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but Before the Issuance of Financial Statements", provides that the estimated loss from disposal and segment operating results should be presented as discontinued operations in the yet to be issued financial statements, if those statement are filed subsequent to the measurement date. Accordingly, the Company has restated its results of operations for all prior periods.

    Accordingly, the operations of the Golden Telecom and Business Services business segments have been presented within these financial statements on a discontinued basis and comprise:

                                                                  MARCH 31,        MARCH 31,
                                                                    2001             2000
                                                                 ----------       ----------
                                                                       (IN MILLIONS)
Revenues from the discontinued business operations:
  Golden Telecom ........................................         E.   35.4        E.   24.5
  Business Services .....................................             125.8            133.4
                                                                  ---------        ---------

Total Revenues from discontinued business operations.....         E.  161.2        E.  157.9
                                                                  =========        =========

Losses from the discontinued operations of the Golden
  Telecom business segment, net of income taxes of
  E.0.2 for the quarter ended March 31, 2001.............         E.   (4.4)       E.   (2.5)
Estimated loss on the divestiture of Golden Telecom......             (27.5)              --
Loss from the discontinued operations of the Business
  Services business segment..............................             (95.4)          (122.8)
                                                                  ---------        ---------

Loss from discontinued business operations...............         E. (127.3)       E. (125.3)
                                                                  =========        =========

    Operating losses in respect of the Business Services segment that will be incurred during the second quarter of 2001 will be deferred until the gain on the disposal is realized. No income taxes arise on either the estimated loss on the divestiture of Golden Telecom or on the losses from the discontinued operations of the Business Services business segment.

    The net assets of Golden Telecom included within the consolidated balance sheet consist of:

                                                                          MARCH 31,   DECEMBER 31,
                                                                             2001         2000
                                                                          ---------   ------------
                                                                              (IN MILLIONS)

Current assets....................................................         E. 137.0     E. 151.4
Total assets......................................................            385.6        371.3

Current liabilities...............................................             37.8         38.8
Total liabilities and minority interests..........................            192.3        196.3
                                                                           --------     --------

Net assets reflected in the Company's consolidated balance sheet..         E. 193.3     E. 175.0
                                                                           ========     ========

Estimated loss on the divestiture of Golden Telecom.................       E.  27.5     E.   --
                                                                           ========     ========


    The net liabilities of Business Services business operations included within the consolidated balance sheet consist of:

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2001            2000
                                                                                ----------     ------------
                                                                                       (IN MILLIONS)

Current assets............................................................      E.   796.5      E.   758.9
Total assets..............................................................         1,833.0         1,716.2

Current liabilities.......................................................         1,499.6         1,406.3
Total liabilities.........................................................         2,508.0         2,310.4
                                                                                ----------      ----------

Net liabilities reflected in the Company's consolidated balance sheets....      E.  (675.0)     E.  (594.2)
                                                                                ==========      ==========

    Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Due to our minimal use of derivatives, the adoption of the new statement did not have a significant effect on our results of operations or financial position.

4.       BUSINESS DISPOSITION AND RESTRUCTURING RELATED CHARGES

    2001 Business Initiatives

    In the first quarter 2001, the Company has recorded a charge of approximately E.5.9 million which is attributable to the previously discussed November 2000 Restructuring. The charge is principally related to accrued retention payments to be made to certain key personnel for continuing their employment with the Company during the Restructuring and will be paid upon the attainment of certain milestones, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that it will continue to incur business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel and costs associated with improving the business operations. At March 31, 2001, E.3.3 million of the E.5.9 million remains as an accrual for additional cash payments that the Company expects to pay during the remainder of 2001.

    2000 Business Initiatives

    During 2000, the Company underwent several business initiatives to improve the operating performance of its business, and as a result, the Company had recognized a substantial charge within its Statement of Operations of E.1,127.3 million (E.1,076.2 million non-cash charge and E.51.1 million cash charge). The non-cash charge of E.1,076.2 million was principally associated with the write-off of impaired goodwill and intangible assets, write-off of fixed assets and other non-current assets. While the cash charge of E.51.1 million was principally associated with severance for personnel, transaction related costs (professional advisors) and facility closure related costs.

    At March 31, 2001, E.28.6 million remains as an accrual for additional cash payments that the Company expects to pay in 2001.

5.       EQUITY RELATED -- NON-CASH COMPENSATION:

    The Company has recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E.3.9 million and
E.0.6 million in the three months ended March 31, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E.17.0 million and E.23.0 million, by the end of 2001.

6.       EARNINGS PER SHARE (SUPPLEMENTAL INFORMATION)

    Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, if applicable, is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options using the "treasury stock" method.

    The following table reflects the dilutive effect of all outstanding common share equivalent securities of the Company for the periods presented, applying the treasury stock method, and is being presented for informational purposes only:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ---------------------------
(IN MILLIONS)                                                                 2001                2000
                                                                            -------              ------

Weighted average outstanding of:
  Common stock shares...........................................              203.9               188.7
  Contingently issuable shares -- Restricted stock (vested).....                0.1                 0.7
                                                                            -------              ------

                                                                              204.0               189.4
Dilutive effect of:
  Common shares issuable upon debt conversion...................               17.0                17.0
  Preferred stock...............................................               14.5                14.5
  Restricted shares, unvested...................................                4.0                 0.2
  Employee stock options........................................                0.3                 5.7
  Warrants......................................................                --                  7.2
                                                                            -------              ------

    Common stock and common stock equivalents ..................              239.8               234.0
                                                                            -------              ------

7.       COMPREHENSIVE LOSS

    The following table reflects the calculation of comprehensive loss for GTS for the three months ended March 31, 2001 and 2000:

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ---------------------------
                                                          2001             2000
                                                       ---------         ---------
                                                              (IN MILLIONS)

Net loss.........................................      E. (257.0)        E. (146.7)

Other comprehensive loss.........................
  Preferred Dividends............................           (8.9)             (9.2)
  Foreign currency translation adjustments.......          (69.8)             23.3
                                                       ---------         ---------

Comprehensive loss...............................      E. (335.7)        E. (132.6)
                                                       =========         =========

8.       RELATED PARTY TRANSACTIONS

    Included in revenues for the quarter ended March 31, 2001 and 2000, were
E.18.2 million and E.12.3 million of revenues, respectively, from the Company's discontinued Business Services business segment. Included in revenues for the quarter ended March 31, 2001 and 2000, were E.0.4 million and E.0.1 million of revenues, respectively, from the Company's discontinued Golden Telecom business segment.

    Included in access and network services costs for the quarter ended March 31, 2001 and 2000, were E.0.6 million and E.0.1 million of access and network services costs, respectively, from the Company's discontinued Business Services business segment. Included in access and network services costs for the quarter ended March 31, 2001 was E.1.0 million of access and network services costs from the Company's discontinued Golden Telecom business segment. There was no access and network services costs for the quarter ended March 31, 2000 from the Company's discontinued Golden Telecom business segment.

    As of March 31, 2001 and December 31, 2000, the Company had net receivables of E.350.0 million and E.324.8 million, respectively, that were due from the Company's discontinued Business Services business segment. Pursuant to the Business Services Divestiture, certain of these receivables will be realized by the Company in the second quarter 2001, as the Company will be acquiring the Ebone related business assets that are currently owned by the Business Services business operations, prior to their divestiture. These Ebone assets will be sold to the Company based on a fair market value appraisal. As reflected in the agreement with the Esprit noteholders, the remaining amount of net receivables will be contributed as either equity or will be forgiven. As of March 31, 2001 and December 31, 2000, the Company had net receivables of E.13.2 million and
E.13.4 million, respectively, that were due from the Company's discontinued Golden Telecom business segment.

9.       SEGMENT INFORMATION

    Based on the Company's current organizational structure, the Company operates in two reportable business segments: Ebone and Central Europe. A Corporate segment will be absorbed into Ebone upon the completion of the Company's restructuring and sale of businesses activities. Prior to the first quarter of 2001, the Company had two other reportable segments: Golden Telecom and Businesses Services, but due to their pending divestiture and the Company's decision to follow discontinued operations accounting for those businesses, the Company is no longer disclosing those businesses as reportable business segments (see Note 3. "Basis of Presentation - Discontinued Operations Presentation").

    The Company's reportable segments represent business units that offer telecommunication products and service offerings, that include, the provision of broadband, internet, data and voice services to its customers, which are currently being managed separately due to the geographic dispersion of their operations.

    Information about the Company's segments is as follows:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ------------------------
                                                                        2001          2000
                                                                     ---------      ---------
                                                                          (IN MILLIONS)

   Revenues:
      Ebone....................................................      E.   100.3      E.   98.8
      Central Europe...........................................            25.1           10.7
      Corporate/Eliminations...................................            (4.1)           0.3
                                                                     ----------     ----------
   Total Revenue...............................................           121.3          109.8

   Income (loss) from operations:
      Ebone....................................................           (26.7)          25.2
      Central Europe...........................................            (0.5)          (0.2)
      Corporate................................................           (25.8)         (23.3)
                                                                     ----------     ----------
   Total (loss) income from operations.........................           (53.0)           1.7

   Unallocated other income/(expense):
      Interest, net............................................           (45.3)         (19.8)
      Other income (expenses), net.............................           (30.7)           1.0
                                                                     ----------     ----------
        Loss from continuing operations before income taxes....      E.  (129.0)    E.   (17.1)

   Assets:
      Ebone....................................................         2,091.2        1,844.9
      Central Europe...........................................           152.0          141.2
      Corporate................................................            78.7          493.7
                                                                     ----------     ----------
   Total assets from continuing business operations............      E. 2,321.9     E. 2,479.8

   Capital expenditures:
      Ebone....................................................            76.7           76.4
      Central Europe...........................................             6.1            9.2
      Corporate................................................            22.7           21.3
                                                                     ----------     ----------
   Total capital expenditures..................................      E.   105.5     E.   107.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 2001 and 2000 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

NOVEMBER 2000 RESTRUCTURING

    In November 2000, the Company announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete those aspects of the Restructuring, which will fund its operations through the first quarter of 2002, and to access additional capital to fund its operations after the first quarter of 2002.

    In connection with the Restructuring, the Company will focus on its core competency of providing broadband services to traditional carriers, Internet service providers, application service providers, other Web-centric entities and data intensive pan-European corporations. The objective of the Restructuring is to position the Company as a data and Internet services-only provider, which the Company expects will have positive operating results, although there can be no assurance in this regard. As part of the Restructuring, the Company reorganized into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom. Among other things, the objective of separating itself into these four business units was to enable the Company to sell its investment interest in its Business Services and Central Europe. In addition, during the first quarter of 2001, the Company entered into negotiations to sell all or part of its 62% interest in Golden

Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from the Company in an initial public offering, which occurred in October 1999.

    As disclosed in greater detail below, during the first and second quarters of 2001, the Company made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position. The Company has held certain discussions with third parties concerning the sale of the Central European businesses. These discussions have not resulted in any definitive agreements for the purchase of any Central European assets and there can be no assurance that the Company will conclude any such agreements.

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

    The Company's goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

    o Our pan-European broadband fiber optic network, which extends approximately 21,000 kilometers, connects 56 cities in 20 countries, and is the largest such operational network in Europe;

    o Our pan-European Tier 1 Internet Protocol backbone, which carries approximately 5% of the total Internet traffic, 25% of all European Internet traffic and is the first European IP network to operate at 10 gigabits per second; and

    o Our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers.

The key elements of our strategy for achieving this goal are as follows:

    o   Focus our activities on our core expertise in optical and IP networking;

    o Build on our leadership position in the carriers' carrier market to penetrate a broader bandwidth intensive customer base;

    o   Exploit the reach and capacity of our fiber optic network; and

    o Capitalize on the "Ebone" brand name, which we adopted in January 2001 as the brand for our broadband unit.

RESULTS OF OPERATIONS

  Organizational structure change

    THE FINANCIAL RESULTS THAT ARE REFLECTED BELOW ARE NOT INDICATIVE OF THE FUTURE FINANCIAL RESULTS OF THE COMPANY AS A RESULT OF THE RESTRUCTURING.

    The following table sets forth the statement of operations as a percentage of revenues:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                      2001           2000
                                                                    ------          ------

Revenues ...................................................         100.0%          100.0%
Access and network services ................................          59.4            37.6
Selling, general and administrative ........................          32.0            31.1
Depreciation and amortization ..............................          44.3            29.1
Business disposition, merger and restructuring related
  charges ..................................................           4.9             0.0
Equity related -- non-cash compensation ....................           3.2             0.5
                                                                    ------          ------
(Loss) income  from operations .............................         (43.7)            1.5

Interest expense ...........................................         (43.7)          (40.5)
Interest income ............................................           6.3            22.5
Foreign currency gains/(losses) ............................         (27.0)            0.9
Other income/(expense) .....................................           1.6             0.0
                                                                    ------          ------
Loss before income taxes ...................................        (106.3)          (15.6)
Income taxes ...............................................           0.6             3.9
                                                                    ------          ------
Net loss from continuing operations ........................        (106.9)          (19.5)

Loss from discontinued business operations .................        (104.9)         (114.1)
                                                                    ------          ------
Net loss ...................................................        (211.9)         (133.6)
                                                                    ------          ------


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

    Revenues. Consolidated revenues increased to E.121.3 million, or 10.5%, for the three months ended March 31, 2001 as compared to E.109.8 million for the three months ended March 31, 2000. Components of revenue for the three months ended March 31, 2001 were Ebone (E.100.3 million), Central Europe (E.25.1 million) and Corporate/Eliminations (E.(4.1) million). Components of revenues for the three months ended March 31, 2000 were comprised of Ebone (E.98.8 million), Central Europe (E.10.7 million) and Corporate/Eliminations (E.0.3 million). The growth in revenue was due to the increase in customer traffic on the Company's network, which resulted from the Company's increased customer base and the expansion of the network.

    Access and Network Services. Access and network services costs for the three months ended March 31, 2001 increased to E.72.0 million or 59.4% of revenues as compared to E.41.3 million or 37.6% of revenues for the three months ended March 31, 2000. The increase in access and network services costs as a percentage of revenues in the first quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 increased to E.38.8 million or 32.0% of revenues as compared to E.34.2 million or 31.1% of revenues for the three months ended March 31, 2000. Components of selling, general and administrative expenses for the three months ended March 31, 2001 were Ebone (E.20.4 million, or 20.3% of Ebone revenues), Central Europe (E.5.7 million, or 22.7% of Central Europe revenues) and Corporate (E.12.7 million). Components of selling, general and administrative expenses for the three months ended March 31, 2000 were Ebone (E.14.0 million, or 14.1% of Ebone revenues), Central Europe (E.2.6 million, or 24.3% of Central Europe revenues) and Corporate (E.17.6 million). The increase in selling, general and administrative expenses as a percentage of revenues for Ebone, is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to
E.53.7 million or 44.3% of revenues for the three months ended March 31, 2001 as compared to E.32.0 million or 29.1% of revenues for the three months ended March 31, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Business Disposition and Restructuring Related Costs. In the first quarter 2001, the Company has recorded a charge of approximately E.5.9 million which is attributable to the previously discussed November 2000 Restructuring. The charge is principally related to accrued retention payments to be made to certain key personnel for continuing their employment with the Company during the Restructuring; and will be paid upon the attainment of certain milestones, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that it will continue to incur business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel and costs associated with improving the business operations.

    Equity Related -- Non-Cash Compensation. The Company has recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E.3.9 million and E.0.6 million in the three months ended March 31, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E.17.0 million and
E.23.0 million, by the end of 2001.

    Interest Expense. Interest expense increased to approximately E.53.0 million for the three months ended March 31, 2001 as compared to E.44.5 million for the three months ended March 31, 2000. This increase in interest expense is primarily attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately E.7.7 million for the three months ended March 31, 2001 as compared to E.24.7 million for the three months ended March 31, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Loss. The Company recognized foreign currency losses of
E.32.7 million in the three months ended March 31, 2001 as compared to gains of
E.1.0 million in the three months ended March 31, 2000. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Loss From Discontinued Business Operations. As a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E.127.3 million and E.125.3 million in the first quarters ended March 31, 2001 and 2000, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

    The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur between E.175 million to E.250 million in cash capital expenditures in 2001 to implement our business plan, and these amounts include the requirements for our Central European business segment and the transatlantic capacity participation discussed below. The cash capital expenditure amounts disclosed above excludes the cash capital expenditure requirements for our Golden Telecom and Business Services businesses that we are in the process of divesting. Further, pursuant to the arrangement that the Company has negotiated with the Esprit bondholders, the Company contemplates that it will be responsible to fund E.65 million to its Business Services business operations during 2001, the E.65 million includes funding since the beginning of the year.

    On May 14, 2001, the Company announced that it had closed the sale to a group of buyers of 12.2 million shares of the common stock of Golden Telecom for approximately E.142.2 million. Of the E.142.2 million, approximately E.79.6 million of cash and a promissory note for approximately E.62.6 million were received at closing. The promissory note is due to be paid at the end of May 2001. The buyers also have a right to purchase from the Company, during the 60 day period following May 14th, up to an additional E.28.4 million of Golden Telecom shares at a price of E.12.51 per share, and, if certain conditions are met, the right to purchase the Company's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E.12.51 price per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date. After the closing discussed above, the Company owned approximately 2.9 million common shares of Golden Telecom, or approximately 11.6% of the outstanding Golden Telecom common shares. In addition, in connection with such closing, three of the four Company representatives on the Golden Telecom Board of Directors resigned and the Company's representation no longer constituted a majority of the membership on that Board.

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend the bank facility (the "Amended Bank Facility") entered into July 2000 while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E.300 million in available funds through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. Effectiveness of the Amended Bank Facility is subject to the satisfaction of certain conditions precedent which the subsidiary is in the process of completing. As of March 31, 2001, the subsidiary had drawn down E.200 million of these funds. The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from E.180 million to E.300 million from April 2001 through March 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple.

    In addition, in connection with the Esprit Restructuring, the Company expects that the Esprit Notes will be exchanged for a ninety percent ownership interest in a new business unit comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement by the U.K. courts. The Company's obligation to fund Esprit and this new business unit will be limited to borrowings under two secured loan facilities.

    On April 18, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $53,080,000 aggregate principal amount of the Company's 5.75% senior subordinated convertible debentures due 2010 (the "Converted Bonds") for shares of the Company's common stock. The terms of the exchange agreement resulted in GTS issuing 10,616,000 of its common shares for the early extinguishment of the Converted Bonds, which were discharged and cancelled as a result of the transaction. Of the 10,616,000 common shares issued, 1,928,396 shares of common stock were issued upon conversion of the Converted Bonds. The Company will recognize an extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately
E.49.4 million (this amount is net of unamortized debt issuance costs of approximately E.1.7 million). As of April 30, 2001, aggregate principal amount of E.465.0 million of the 5.75% senior subordinated convertible debentures remained outstanding. As a result of the conversion, the Company estimates that it will save E.3.4 million in annual interest cash payments.

    On May 18, 2001, the Company entered into agreements with three other third party holders of an additional $51,415,000 aggregate principal amount of such convertible debentures to exchange such debentures for 11,876,865 shares of the Company's common stock. Of the 11,876,865 common shares to be issued, 1,867,907 shares of common stock will be issued pursuant to the conversion of such bonds. Although there can be no assurance, such exchange is expected to be completed by May 25, 2001 and if completed, the Company will recognize an additional extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately E.48.2 million (this amount is net of unamortized debt issuance costs of approximately E.1.4 million). If the conversion occurs, the Company estimates that it will save E.3.4 million in annual interest cash payments. In addition, to the extent the shares of common stock issued in connection with the above-described transactions are sold, such sales are expected to have a depressive effect on the market price of the Company's common stock.

    The Company may undertake additional actions in order to reduce the amount of indebtedness on its balance sheet. Among the measures that the Company may undertake are additional purchases, in private negotiated transactions, of its outstanding convertible securities, including its 5 3/4% Convertible Subordinated Debentures due 2010 and the Depositary Shares representing shares of its 7 1/4% Cumulative Convertible Preferred Stock. Such purchases may take the form of additional exchanges of newly issued shares of common stock of the Company for convertible securities surrendered by the holder. Any such transactions will be made in compliance with applicable securities laws, the provisions of the instruments governing such convertible securities, the indenture governing the Company's 9 7/8% Senior Notes due 2005, and the Amended Bank Facility.

    Based on the Company's current existing cash balances (including net proceeds from, and expected from, the sale of the 12.2 million common shares in Golden Telecom), projected internally generated funds, the Company's recent agreement under the Esprit Restructuring to divest its voice focused Business Services business and available borrowings under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements into first quarter 2002. To address its longer term funding needs, the Company is in the process of potentially divesting of its Central European business operations and is seeking to refinance its indebtedness under the Amended Bank Facility (through a long term facility or otherwise), exploring opportunities to reduce its outstanding debt obligations and seeking additional funding, including through the issuance of new equity or debt securities. There can be no assurance that these objectives will be met. Further, as the Company's business strategy evolves, the Company will continuously evaluate its optimal capital structure to ensure that it meets the Company's overall corporate strategy.

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) consummate the Restructuring, including the Esprit

Restructuring, (2) meet the financial covenants and other conditions to borrowing under the Amended Bank Facility, (3) effectively and efficiently manage the expansion of the Ebone network and operations and the completion of its City Enterprise Network infrastructure in the targeted metropolitan markets,
(4) implement its strategy to become a leading provider of data and IP to corporate businesses, (5) limit, to the extent possible, price erosion for broadband services, (6) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe, (7) effectively and efficiently manage the planned sale of our Central Europe business and (8) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate, its funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. The Company continues to evaluate its capital program in light of business requirements, expansion plans and market conditions for acquiring certain assets.

LIQUIDITY ANALYSIS

    The Company had cash and cash equivalents of E.126.3 million and E.219.1 million as of March 31, 2001 and December 31, 2000, respectively. The Company had restricted cash of E.57.5 million and E.89.1 million as of March 31, 2001 and December 31, 2000, respectively. The restricted cash relates to cash held in escrow that is primarily related to the Company's future funding requirements for the FLAG Atlantic Limited joint venture and for bank guarantees issued in connection with leases in the ordinary course of business.

    The Company used cash of E.118.4 million and E.64.5 million for its operating activities for the three months ended March 31, 2001 and 2000, respectively. In addition, at March 31, 2001, the Company had E.28.6 million of accrued expenses associated with unpaid liabilities that have resulted from our Restructuring. The Company also used cash of E74.5 million and E106.3 million for its investing activities in the three months ended March 31, 2001 and 2000, respectively. The Company has consistently spent a significant amount of its investing cash flows on building its telecommunications network. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, the Company may not be able to meet its debt service obligations or working capital requirements.

    Substantially all of the Company's operations and therefore consolidated financial results are subject to fluctuations in currency exchange rates. The Company's continuing operations transact their business in the following significant currencies: Euro, British Pound Sterling, and the US Dollar. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company has experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the Euro. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

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

IMPACT OF THE EURO

    On January 1, 2000, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where the Company has operations, established fixed conversion rates between their existing sovereign currencies and a new currency called the `Euro' (E.). These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There were no significant changes since December 31, 2000.

PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    (a) On December 15, 2000, Global TeleSystems (Europe) Limited, formerly Esprit Telecom Group plc (Esprit"), announced that it had elected not to pay scheduled cash interest payments totaling approximately $12.0 million due on December 15, 2000 on the $150,000,000 principal amount 10E.% Senior Notes due 2008 ("Esprit US Notes due 2008") and DM 150,000,000 principal amount 11% Senior Notes due 2008 ("Esprit DM Notes due 2008"). Upon the expiration of the applicable grace period, this payment default matured into an event of default under the related indentures for the Esprit US Notes due 2008 and the Esprit DM Notes due 2008. If the indebtedness represented by the Esprit US Notes due 2008 and Esprit DM Notes due 2008 were accelerated, this could, in turn, trigger an event of default under the $230,000,000 principal amount 11 1/2% Senior Notes due 2007 ("Esprit US Notes due 2007") and DM 125,000,000 principal amount 11 1/2% Senior Notes due 2007 ("Esprit DM Notes due 2007," together with the Esprit US Notes due 2007, the Esprit DM Notes due 2008 and the Esprit US Notes due 2008, the "Esprit Notes").

    In order to ensure that certain actions relating to Esprit, including defaults on certain Esprit debt obligations, including the Esprit Notes, or certain judgment defaults or bankruptcy or insolvency events thereunder did not trigger a default or event of default under the Company's 9.875% Senior Notes due 2005 ("GTS 9.875% Notes"), the Company sought consents from the holders of the GTS 9.875% Notes to amend the indenture for the GTS 9.875% Notes to provide that an event of default under the Esprit Notes or other Esprit debt obligations would not trigger a default or event of default under the GTS 9.875% Notes. In November 2000, the Company paid an aggregate consent fee in the amount of $10.5 million, obtained the requisite consents and such amendments to the indenture for the GTS 9.875% Notes were effected.

    As discussed in greater detail in footnote 2 to the Unaudited Condensed Consolidated Financial Statements of the Company included in Item 1 of this report, Esprit has entered into the Lock-up Agreement with certain holders of the Esprit Notes and expects that the Esprit Notes will be exchanged for a ninety percent ownership interest in a new business unit comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement by the U.K. courts. The Company's obligation to fund Esprit and this new business unit will be limited to borrowings under two secured loan facilities.

    (b) In April 1999, the Company issued, for gross proceeds of $500 million in a private placement, ten million Depositary Shares, each representing 1/100th of a share of 7.25% cumulative convertible preferred stock (the "Preferred Stock"). Net proceeds of this offering were $485 million, excluding certain transaction costs. Holders of the Depositary Shares are entitled to a quarterly cash payment of $0.90625 per Depositary Share (or 7.25% per year per depositary share) payable on March 15, June 15, September 15 and December 15 of each year commencing on June 15, 1999. Each Depositary Share has a liquidation preference of $50 per share and is convertible into GTS common stock at $34.50 per GTS common share. The Preferred Stock is convertible at any time into 1.45 shares of common stock. GTS may redeem the shares of the Preferred Stock, in whole or in part, at its option on or after March 15, 2002.

    The Company has not paid dividends on the Preferred Stock payable on December 15, 2000 and March 15, 2001. As of March 31, 2000, the cumulative unpaid dividends on the Preferred Stock were $18.1 million. The Company's payment of dividends on the Preferred Stock represents a non-cash item to the Company since the Company has previously paid common stock dividends on the Preferred Stock. A market agent has sold the dividended shares of common stock on behalf of a depositary to provide the applicable cash payment to the Preferred Stock holders. The holders of the Preferred Stock have no voting rights, except that upon the accumulation of six full unpaid quarterly dividends (whether or not consecutive) the number of members of the Company's Board of Directors will be immediately and automatically increased by two and the holders of a majority of the outstanding shares of Preferred Stock, voting together as a class, will be entitled to elect two members to the Board of Directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                     DESIGNATION           DESCRIPTION

                       None

    B. Reports on Form 8-K

 DATE OF REPORT       SUBJECT OF REPORT

January 18, 2001      Announcement of the appointment of Duncan Lewis
                      as the Company's President and Chief Operating Officer and the renaming of the Company's Broadband Services division to "Ebone."

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    GLOBAL TELESYSTEMS, INC.
                                    (Registrant)

                                    By: /s/ JEFFREY H. VON DEYLEN
                                        ---------------------------------------
                                        Name:  Jeffrey H. Von Deylen
                                        Title: Senior Vice President, Finance
                                               (Principal Accounting Officer)

Date: May 21, 2001