Form 10-Q
period 2001-06-30
GLOBAL TELESYSTEMS INC
filed 2001-08-14
CIK 946392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              ---------------------



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              ---------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At July 31, 2001 there were 257,327,221 outstanding shares of common stock of the registrant.

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
PART I.       FINANCIAL INFORMATION
Item 1        Financial Statements of Global TeleSystems, Inc. (unaudited)
              Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 .....    3
              Condensed Consolidated Statements of Operations for the Three and Six Months
                   Ended June 30, 2001 and 2000 ...................................................    4
              Condensed Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2001 and 2000 ...................................................    5
              Notes to Condensed Consolidated Financial Statements ................................    6
Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ....................................................................    15
Item 3        Quantitative and Qualitative Disclosures About Market Risk .........................    25
PART II.      OTHER INFORMATION
Item 3        Defaults Upon Senior Securities ....................................................    26
Item 5        Other Information ..................................................................    26
Item 6        Exhibits and Reports on Form 8-K ...................................................    28
Signatures   .....................................................................................    29

                          PART I FINANCIAL INFORMATION


ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            GLOBAL TELESYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        JUNE 30,            DECEMBER 31,
                              ASSETS                                      2001                  2000
                                                                       ------------         ------------
                                                                        (IN MILLIONS, EXCEPT SHARE DATA)
Current Assets
  Cash and cash equivalents, including restricted cash .........       E   154.6            E   308.2
  Accounts receivable, net .....................................            95.2                111.8
  Net assets of the Golden Telecom business segment ............              --                175.0
  Other current assets .........................................           132.1                109.2
                                                                       ---------            ---------
          Total Current Assets .................................           381.9                704.2

Property and equipment, net ....................................         1,479.4              1,427.0
Other non-current assets, principally goodwill and intangible
  assets, net...................................................           402.1                410.7
                                                                       ---------            ---------
          Total Assets .........................................       E 2,263.4            E 2,541.9
                                                                       =========            =========

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current  Liabilities
  Accounts payable .............................................       E   188.0            E   226.1
  Accrued expenses .............................................           257.1                157.2
  Current portion of debt and capital lease obligations ........         1,865.3                 32.8
  Net liabilities of the Business Services business segment ....           720.4                594.2
  Deferred revenue .............................................            51.3                 56.7
                                                                       ---------            ---------
          Total Current Liabilities ............................         3,082.1              1,067.0

  Long-term debt and capital lease obligations .................           318.8              2,146.8
  Other non-current liabilities, principally deferred revenue ..           190.4                177.3
                                                                       ---------            ---------
          Total Liabilities ....................................         3,591.3              3,391.1

Commitments and Contingencies

Redeemable preferred stock, $0.0001 par value (10,000,000 shares authorized; 98,065 and 100,000 shares issued and outstanding at
June 30, 2001 and December 31, 2000, respectively) .............           610.9                542.9

Shareholders' Deficit
Common stock, $0.10 par value (540,000,000 shares authorized;
226,909,674 and 203,869,538 shares issued and outstanding at June
30, 2001 and December 31, 2000, respectively ...................            20.7                 18.0
Additional paid-in capital .....................................         1,398.4              1,376.4
Accumulated other comprehensive (loss) income ..................           (57.2)                36.4
Accumulated deficit ............................................        (3,300.7)            (2,822.9)
                                                                       ---------            ---------

          Total Shareholders' Deficit ..........................        (1,938.8)            (1,392.1)
                                                                       ---------            ---------

          Total Liabilities and Shareholders' Deficit ..........       E 2,263.4            E 2,541.9
                                                                       =========            =========


              The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3)

                            GLOBAL TELESYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                        -------------------------         -------------------------
                                                          2001             2000             2001             2000
                                                        --------         -------          --------         --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .......................................         E 117.0          E 116.2          E 238.2          E 226.0

Operating expenses:
  Access and network services ..................            66.6             41.3            138.6             82.6
  Selling, general and administrative ..........            44.0             40.2             82.8             74.4
  Depreciation and amortization ................            61.5             38.5            115.2             70.5
  Business disposition and restructuring related
    charges.....................................           113.9               --            119.6               --
  Equity related - non-cash compensation .......             3.9              0.6              7.8              1.2
                                                         -------          -------          -------          -------

Total operating expenses .......................           289.9            120.6            464.0            228.7
                                                         -------          -------          -------          -------

Loss from operations ...........................          (172.9)            (4.4)          (225.8)            (2.7)

Other income (expense):
  Interest expense .............................           (57.5)           (44.1)          (110.5)           (88.6)
  Interest income ..............................             3.8             25.1             11.6             49.8
  Foreign currency losses ......................           (17.2)           (23.8)           (50.0)           (22.8)
  Other (expense) income .......................            (0.7)             1.7              1.3              1.7
                                                         -------          -------          -------          -------
Total other expenses ...........................           (71.6)           (41.1)          (147.6)           (59.9)
                                                         -------          -------          -------          -------

Loss before income taxes .......................          (244.5)           (45.5)          (373.4)           (62.6)
Income taxes ...................................             1.5              4.4              2.2              8.7
                                                         -------          -------          -------          -------
Net loss from continuing operations ............          (246.0)           (49.9)          (375.6)           (71.3)
Loss from discontinued business operations .....           (73.7)          (103.5)          (201.1)          (228.8)
                                                         -------          -------          -------          -------

Net loss before extraordinary item .............          (319.7)          (153.4)          (576.7)          (300.1)
Extraordinary item .............................            98.9               --             98.9               --
                                                         -------          -------          -------          -------
Net loss .......................................          (220.8)          (153.4)          (477.8)          (300.1)
Preferred dividends ............................           (10.3)            (9.7)           (19.3)           (18.9)
                                                         -------          -------          -------          -------

Net loss applicable to common shareholders .....         E(231.1)         E(163.1)         E(497.1)         E(319.0)
                                                         =======          =======          =======          =======

Basic and diluted loss per common share:
  Net loss from continuing operations (includes
  preferred dividends) per share ...............         E (1.17)         E (0.30)         E (1.87)         E (0.47)

  Net loss per share - discontinued operations .           (0.34)           (0.52)           (0.95)           (1.18)

  Net loss per share - extraordinary item ......            0.45               --             0.47               --
                                                         -------          -------          -------          -------
  Basic and diluted net loss per share .........         E (1.06)         E (0.82)         E (2.35)         E (1.65)
                                                         =======          =======          =======          =======
Weighted average common shares outstanding .....           218.9            197.9            211.6            193.4
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

                            GLOBAL TELESYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------
                                                                              2001           2000
                                                                            ---------       -------
                                                                                  (IN MILLIONS)
Net Cash (Used in) Provided by Operating Activities of Continuing
Operations .......................................................          E (148.2)        E   4.2
                                                                            --------         -------
Cash flow from Investing Activities
  Purchases of property and equipment ............................            (167.1)         (269.3)
  Restricted cash and other investing activities .................              46.1            36.2
  Proceeds from disposition of business ..........................             143.7              --
                                                                            --------         -------

    Net Cash Provided by (Used in) Investing Activities of
    Continuing Operations ........................................              22.7          (233.1)
                                                                            --------         -------
Cash Flow from Financing Activities
  Repayments of debt and capital lease obligations ...............             (65.3)          (22.3)
  Net Proceeds from issuance of securities .......................                --             4.8
  Payment of debt issue costs ....................................              (0.8)             --
  Proceeds from debt .............................................             100.0              --
                                                                            --------         -------

   Net Cash Provided by (Used in) Financing Activities of
   Continuing Operations .........................................              33.9           (17.5)
                                                                            --------         -------
Effect of exchange rate changes on cash and cash equivalents .....              88.2            72.0
Cash Used in discontinued operations .............................            (104.1)         (305.9)
                                                                            --------         -------
Net decrease in cash and cash equivalents ........................            (107.5)         (480.3)
Cash and cash equivalents at beginning of period .................             219.1           907.9
                                                                            --------         -------
Cash and Cash Equivalents at End of Period .......................          E  111.6         E 427.6
                                                                            ========         =======

Supplemental Disclosure of Cash Flow Information:
  Capitalization of leases .......................................          E   52.0         E 161.3
                                                                            ========         =======
  Issuance of common shares or notes for interest in business
   ventures ......................................................          E     --         E 100.0
                                                                            ========         =======
  Conversion of debt into common shares ..........................          E  118.0         E  79.9
                                                                            ========         =======
  Conversion of preferred stock into common shares ...............          E   11.3         E    --
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


2.       SIGNIFICANT 2001 BUSINESS ACTIVITIES AND SUBSEQUENT EVENTS

    November 2000 Restructuring

    In November 2000, the Company announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which is essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete the Restructuring, as well as the restructuring of the Company's and Global TeleSystems Europe B.V.'s ("GTS Europe BV") obligations under their public debt securities and of the Company's depositary shares representing its preferred stock, as described in more detail below under, " -- Defaults, Restructuring of Debt and Preferred Stock," and to access additional capital to fund its operations after the first quarter of 2002.

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

    As disclosed in greater detail below, during the first and second quarters of 2001, the Company made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position. The Company entered into agreements to divest its Business Services unit to the holders of bonds issued by its Global TeleSystems (Europe) Ltd ("Esprit") subsidiary in exchange for the bonds. The Company also held certain discussions with third parties concerning the sale of the Central European business. In June 2001, the Company terminated the active marketing of its Central European business Division because of unfavorable market conditions for the sale of telecommunications businesses. In addition, during the second quarter of 2001, the Company completed the sale of a majority of its 62% interest in Golden Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from the Company in an initial public offering, which occurred in October 1999. On July 11, 2001, the Company announced that the buyers had exercised their right to purchase 2.3 million shares of Golden Telecom for $25 million. After the conclusion of the sale, the Company owns 0.6 million shares, or approximately 2.4%, of Golden Telecom.

    Defaults, Restructuring of Debt and Preferred Stock

    On June 1, 2001, the Company and GTS Europe BV, a wholly-owned subsidiary of the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of the Company, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, the Company announced that representatives of informal committees representing holders of public debt of the Company and GTS Europe BV and depositary shares evidencing interests in preferred stock of the Company (the "Depository Shares") have retained independent advisors, that the advisors have begun their due diligence investigations and that the Company would make a formal recapitalization proposal to these representatives in the near future. The Company and GTS Europe BV continue to pursue such discussions on a proposal with the representatives of these security holders. Such discussions could result in, among other things, a consensual agreement between the Company, GTS Europe BV, and their respective debtholders (and in the case of the Company, holders of their Depositary Shares) on a plan of restructuring involving the exchange of non-cash paying securities, including common shares, for the outstanding debt securities and Depositary Shares. Such a plan of restructuring could be filed as part of a petition in bankruptcy or equivalent proceedings in a court or courts with appropriate jurisdiction over the relevant parties and matters. One possible consequence of such a plan of restructuring and its approval by such a court or courts could be the ownership and control or partial ownership of the reorganized entity or entities by such debtholders. If agreement is reached upon such a plan of restructuring, it is likely that current Company stockholders would have a significantly reduced interest in such a reorganized entity and would receive minimal or no consideration for their GTS stock in connection with such proceedings.

    In view of these plans and ongoing discussions, GTS Europe BV did not make cash interest payments, due on June 1, 2001, of E15.1 million on its E275 million aggregate principal amount of 11% Senior Notes due 2009 and E11.8 million on its E225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E13.8 million) on its $362.4 million (approximately E426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, GTS Europe BV did not make a cash interest payment due on that date of $10.4 million (approximately E11.6 million) on its $200 million (approximately E235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E4.4 million on its E85 million aggregate principal amount of its 10.375% Senior Notes due 2006. GTS and GTS Europe BV do not expect to cure these payment defaults and, if they are not cured, such payment defaults will mature into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS does not expect to make the $5.2 million (approximately E5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and GTS Europe BV does not expect to make the $15.2 million (approximately E17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. GTS and GTS Europe BV do not expect to cure these payment defaults and if they are not cured such payment defaults will mature into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    Deutsche Bank AG London, Dresdner Bank AG London Branch and Bank of America Securities Limited (the "Bank Group"), which are parties to a credit facility with Global TeleSystems Europe Holdings B.V., an indirect subsidiary of GTS and a direct subsidiary of GTS Europe BV, have agreed to waive until August 15, 2001 any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Senior Notes and GTS Senior Notes and Convertible Debentures. This waiver may expire earlier if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities or a bankruptcy or insolvency is commenced by or against GTS or GTS Europe BV in the U.S. or The Netherlands. The Company is in discussions with the Bank Group to extend the waiver.

    On June 15, 2001, the Company did not make a dividend payment due on its Depositary Shares, each representing 1/100 of a share of its 7.25% Cumulative Convertible Preferred Stock. The Company has dividend arrearages of $27.2 million on such Depositary Shares representing non-payment of three consecutive quarterly dividend payments. The Company does not expect to make future dividend payments or to pay dividend arrearages on the Depositary Shares during the pendency of its restructuring efforts. Upon the accumulation of six full unpaid quarterly dividends (whether or not consecutive) the number of members of GTS's Board of Directors will be immediately and automatically increased by two and the holders of a majority of the outstanding Depositary Shares, voting together as a class, will be entitled to elect two members to the Board of Directors of GTS.

    Golden Telecom Divestiture

    On May 14, 2001, the Company announced that it had closed the sale to a group of buyers of 12.2 million shares of the common stock of Golden Telecom for approximately E143.7 million. Of the E143.7 million, approximately E68.1 million of cash was received at closing. The remaining E75.6 million was received by the end of May. The Company recognized a loss of approximately E20.0 million upon the completion of the sale. The buyers also received a right to purchase from the Company, during the 60 day period following May 14th, up to an additional E28.4 million of Golden Telecom shares at a price of E12.51 per share, and, if certain conditions are met, the right to purchase the Company's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E12.51 per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date.

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

    On July 11, 2001, the Company announced that the buyers had exercised their right to purchase 2.3 million shares of Golden Telecom for $25 million. After the conclusion of the sale, the Company owns approximately 0.6 million shares, or approximately 2.4%, of Golden Telecom.

    Business Services Divestiture

    On March 28, 2001, the Company announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, ("Esprit") under which, among other things, the obligation to repay approximately E572.8 million of senior debt owed to the noteholders will be exchanged for a 90% ownership interest in a new legal entity comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement (the "Scheme") by the noteholders and the U.K. courts. GTS will either directly or indirectly own the remaining 10% of this new company and has agreed, upon certain conditions, to provide on or after May 1, 2001 up to E35 million in secured financing for working capital and on or after April 1, 2001 up to E20 million in secured debt financing (subject to increase in certain circumstances) which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit to be used by this new company to purchase backbone transmission services from the Company. On July 13, 2001, the Company announced that the noteholders have approved the Scheme to restructure the terms of their notes. One-hundred percent of noteholder votes cast were in favor of the Scheme. Final approval of the scheme by the High Court (the "Court") of England and Wales occurred on July 27, 2001. As discussed in further detail in Note 3 "Basis of Presentation - Discontinued Operations Presentation", upon the completion of the Esprit debt restructuring, the Company will record a gain of between E600 and E800 million, principally attributable to the early extinguishment of the Esprit note obligations.

    Amended Bank Facility

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility (the "Amended Bank Facility") while a longer-term credit facility is negotiated. Assuming the satisfaction of certain conditions, the Amended Bank Facility provides up to E300 million in available funds, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of June 30, 2001, the subsidiary had drawn down E150 million of these funds. The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the subsidiary's business plan, from E180 million to E300 million from April 2001 through March 2002 until the termination of the Amended Bank Facility, and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. Pursuant to the agreement between GTS and the Bank Group to waive any defaults through August 15 under the Amended Bank Facility resulting from the nonpayment of interest on GTS Europe BV's debt securities described above, the Bank Group's consent will be required for future funding requests. The Company and the Bank Group continue their discussions aimed at replacing the current Amended Bank Facility with a longer-term financing facility.

    Conversion of Debt to Equity

    On April 18, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $53,080,000 aggregate principal amount of the Company's 5.75% senior subordinated convertible debentures due 2010 (the "Converted Bonds") for shares of the Company's common stock. The terms of the exchange agreement resulted in GTS issuing 10,616,000 of its common shares for the early extinguishment of the Converted Bonds, which were discharged and cancelled as a result of the transaction. Of the 10,616,000 common shares issued, 1,928,396 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Bonds with the balance being issued as additional consideration for the exchange. The Company recognized an extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately E49.2 million (this amount is net of unamortized debt issuance costs of approximately E1.7 million).

    On May 18, 2001, the Company entered into agreements with three other third party holders of an additional $51,415,000 aggregate principal amount of such convertible debentures to exchange such debentures for 11,876,865 shares of the Company's common stock. Of the 11,876,865 common shares to be issued, 1,867,907 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Bonds, with the balance being issued as additional consideration for the exchange. The Company recognized an additional extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately E49.7 million (this amount is net of unamortized debt issuance costs of approximately E1.5 million). As of June 30, 2001, E426.7 million of the Converted Bonds were outstanding.

    On July 11, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $35.5 million aggregate principal amount of the Company's 5.75% Senior Subordinated Convertible Debentures due 2010 (the "Converted Debentures") for 8,165,000 shares of GTS common stock. The terms of the exchange agreement resulted in the early extinguishments of the Converted Debentures, which were discharged and cancelled as a result of the transaction. Of the 8,165,000 common shares issued, 1,289,736 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Debentures, with the balance being issued as additional consideration for the exchange. The Company will recognize an extraordinary gain of approximately E38.8 million (this amount is net of unamortized debt issuance costs of approximately E0.9 million) within its third quarter 2001 consolidated statements of operations in connection with this transaction.

    After giving effect to all the above-described transactions, as of July 31, 2001, GTS had approximately E373.7 million of such debentures outstanding.

    During the second quarter, holders of 193,500 Depositary Shares, each representing 1/100th of a share of the Company's 7.25% Cumulative Convertible Preferred Stock ("the Converted Depositary Shares"), exchanged their Depositary Shares for 280,418 shares of GTS common stock.

    In addition, on July 11, 2001, the Company entered into another agreement with the same third party that exchanged the Converted Debentures on July 11, 2001 to exchange the third party's holding of 4,340,950 Depositary Shares for 21,704,750 shares of GTS common stock. The terms of this exchange agreement resulted in the cancellation of this third party's Converted Depositary Shares as a result of the transaction. Of the 21,704,750 common shares issued, 6,290,904 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Depositary Shares, with the balance being issued as additional consideration for this exchange. Following completion of this transaction, the Company had outstanding approximately 5.5 million Depositary Shares.

    To the extent the shares of GTS common stock issued in connection with the above-described transactions relating to the Company's convertible debentures and Depositary Shares are sold, such sales are expected to have a depressive effect on the market price of the Company's common stock.

    NYSE Suspension of Trading and Delisting

On June 4, 2001, The New York Stock Exchange ("NYSE") informed the Company that it had suspended trading in GTS common stock on the NYSE due to indications of an "abnormally low selling price." The NYSE also informed the Company that it intended to seek to de-list the Company's common stock. The Company does not believe that the NYSE's decision is well founded in the NYSE's rules and on July 18, 2001 the Company filed with the NYSE its request for reversal of the June 4, 2001 decision by the NYSE to suspend trading and seek de-listing of the Company's common stock. The NYSE held a hearing on such matters on August 1, 2001, and upheld its decision to suspend the trading of GTS shares and seek the de-listing of GTS shares on the NYSE. The Company does not currently intend to take any further action with respect to this matter. The delisting will become effective upon the filing by the NYSE with the Securities and Exchange Commission of an application to strike the listing and registration of GTS shares and the expiration of the time period set forth in such application, which is expected to be 10 days. The Company's shares currently trade on the Over the Counter Bulletin Board market under the symbol "GTLS.OB".


3.       BASIS OF PRESENTATION

    The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the six months ended June 30, 2001 may not be indicative of the operating results for the full year.

    Reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to the 2001 presentation.

    Change in the Reporting Currency

    The Company changed its reporting currency from U.S. Dollars to Euros ("Euro") effective with the first quarter 2001 Form 10-Q report. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in the Euro or in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the U.S. Dollar to Euro exchange rate in effect for those periods and as such they depict the same trends as the previously issued financial statements in US Dollars.

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

    Discontinued Operations Presentation

    As previously discussed in Note 2. "Significant 2001 Business Activities and Subsequent Events", the Company initiated a Restructuring in November 2000, and as a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Further, Emerging Issues Task Force No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but Before the Issuance of Financial Statements", provides that the estimated loss from disposal and segment operating results should be presented as discontinued operations in the yet to be issued financial statements, if those statements are filed subsequent to the measurement date. Accordingly, the Company has restated its results of operations for all prior periods.

    Accordingly, the operations of the Golden Telecom and Business Services business segments have been presented within these financial statements on a discontinued basis and comprise:

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                            -----------------------------     ---------------------------------
                                                                2001               2000              2001              2000
                                                            -----------      ------------     ---------------     -------------
                                                                                      (IN MILLIONS)
Revenues from the discontinued business operations:
  Golden Telecom (through May 14, 2001).............        E       12.7      E       28.6       E       48.1      E       53.1
  Business Services.................................               104.6             104.8              230.3             238.2
                                                            ------------      ------------       ------------      ------------

Total Revenues from discontinued business operations        E      117.3      E      133.4       E      278.4      E      291.3
                                                            ============      ============       ============      ============

Losses from the discontinued operations of the Golden
 Telecom business segment, net of income taxes of
 E0.1 and E0.3 and E0.1 and E0.1 for the three and
 six months ended June 30, 2001 and 2000 respectively
 (through May 14, 2001).............................        E       (1.1)     E       (3.3)      E       (5.5)     E       (5.8)

Estimated gain/(loss) on the divestiture of Golden
 Telecom............................................                 1.3               -                (26.2)              -
Loss from the discontinued operations of the Business
 Services business segment..........................               (73.9)           (100.2)            (169.4)           (223.0)
                                                            ------------      -------------      ------------      ------------

Loss from discontinued business operations..........        E      (73.7)     E     (103.5)      E     (201.1)     E     (228.8)
                                                            ============     =============      =============     =============


    Operating losses in respect of the Business Services segment that will be incurred during the third quarter of 2001 will be deferred until the gain on the disposal is realized. No income taxes arise on either the estimated loss on the divestiture of Golden Telecom or on the losses from the discontinued operations of the Business Services business segment.

    The net assets of Golden Telecom included within the December 31, 2000 consolidated balance sheet consist of:

                                                                   DECEMBER 31,
                                                                       2000
                                                                 --------------
                                                                  (in millions)
Current assets.............................................      E      151.4
Total assets...............................................             371.3

Current liabilities........................................              38.8
Total liabilities and minority interests...................             196.3
                                                                 ------------
Net assets reflected in the Company's consolidated balance
sheets.....................................................      E      175.0
                                                                 ============


    The net liabilities of Business Services business operations included within the consolidated balance sheet consist of:

                                                                     JUNE 30,         DECEMBER 31,
                                                                       2001               2000
                                                                 ----------------   ---------------
                                                                          (IN MILLIONS)
Current assets............................................      E          894.1    E         758.9
Total assets..............................................               1,987.0            1,716.2

Current liabilities.......................................               1,610.4            1,406.3
Total liabilities.........................................               2,707.4            2,310.4
                                                                ----------------    ---------------

Net liabilities reflected in the Company's consolidated
balance sheets.............................................     E         (720.4)   E        (594.2)
                                                                =================   ================

    Financial Instruments

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which was amended in June 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. As previously discussed in Note 2. "Significant 2001 Business Activities and Subsequent Events," the buyers of part of Golden Telecom received a right to purchase the remaining shares of Golden Telecom from the Company (the "Right"). The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value. As of June 30, 2001, the Right was valued at E11.2 million and reflected as a current liability within our consolidated balance sheet.

4.       BUSINESS DISPOSITION AND RESTRUCTURING RELATED CHARGES

    2001 Business Initiatives

    In the first and second quarters of 2001, the Company recorded a charge that aggregates approximately E119.6 million which is attributable to the previously discussed November 2000 Restructuring. The charge is comprised of accrued professional advisory fees of E12.4 million; write-off of impaired tangible assets of E61.4 million; E29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E16.6 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of Esprit, the Company and GTS Europe BV and the Company's Depositary Shares. The write-off of tangible property includes provisions associated with excess transatlantic capacity and facilities. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees and personnel retention amounts will be remitted to the respective parties during the third and fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel, and additional professional advisory fees.

    2000 Business Initiatives

    During 2000, the Company underwent several business initiatives to improve the operating performance of its business, and as a result, the Company had recognized a substantial charge within its Statement of Operations of E1,127.3 million (E1,076.2 million non-cash charge and E51.1 million cash charge). The non-cash charge of E1,076.2 million was principally associated with the write-off of impaired goodwill and intangible assets, write-off of fixed assets and other non-current assets. While the cash charge of E51.1 million was principally associated with severance for personnel, transaction related costs (professional advisors) and facility closure related costs.

    At June 30, 2001, E64.3 million remains as an accrual for additional cash payments that the Company expects to pay in 2001 and 2002 for its business disposition and restructuring related initiatives.


5.       EQUITY RELATED - NON-CASH COMPENSATION:

    The Company has recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E7.8 million and E1.2 million in the six months ended June 30, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E17.0 million and E23.0 million, by the end of 2001.

6.       COMPREHENSIVE LOSS

    The following table reflects the calculation of comprehensive loss for GTS for the three and six months ended June 30, 2001 and 2000:

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      -------------------------   -----------------------
                                                          2001           2000         2001           2000
                                                      -------------  -----------  -------------  --------
                                                                         (IN MILLIONS)
Net loss.........................................     E  (220.8)     E  (153.4)   E  (477.8)    E  (300.1)

Other comprehensive (losses) gains:
  Preferred Dividends............................         (10.3)          (9.7)       (19.3)        (18.9)
  Unrealized holding gains on available for sale
    securities...................................           8.9            -            8.9           -
  Foreign currency translation adjustments.......         (32.6)         (15.8)      (102.4)          7.5
                                                      ---------      ---------    ---------     ---------

Comprehensive loss...............................     E  (254.8)     E  (178.9)   E  (590.6)    E  (311.5)
                                                      ==========     =========    =========     =========


7.       RELATED PARTY TRANSACTIONS

    Included in revenues for the six months ended June 30, 2001 and 2000, were E23.3 million and E26.7 million of revenues, respectively, from the Company's discontinued Business Services business segment. Included in revenues for the period ended May 14, 2001 and for the six months ended June 30, 2000, were E0.5 million and E0.6 million of revenues, respectively, from the Company's discontinued Golden Telecom business segment.

    Included in access and network services costs for the six months ended June 30, 2001 and 2000, were E0.7 million and E0.3 million of access and network services costs, respectively, from the Company's discontinued Business Services business segment. Included in access and network services costs for the period ended May 14, 2001 was E1.5 million of access and network services costs from the Company's discontinued Golden Telecom business segment. There was no access and network services costs for the six months ended June 30, 2000 from the Company's discontinued Golden Telecom business segment.

    As of June 30, 2001 and December 31, 2000, the Company had net receivables of E297.3 million and E324.8 million, respectively, that were due from the Company's discontinued Business Services business segment. Pursuant to the Business Services Divestiture, certain of these receivables were realized by the Company in the second quarter 2001, as the Company acquired the Ebone related business assets that were owned by the Business Services business operations, prior to their divestiture. These Ebone assets were sold to the Company based on a fair market value appraisal. As reflected in the agreement with the Esprit noteholders, the remaining amount of net receivables will be contributed as either equity or will be forgiven. As of December 31, 2000, the Company had net receivables of E13.4 million, that were due from the Company's discontinued Golden Telecom business segment.


8.       SEGMENT INFORMATION

    Based on the Company's current organizational structure, the Company operates in two reportable business segments: Ebone and Central Europe. The Corporate segment will be absorbed into Ebone upon the completion of the Company's restructuring and sale of businesses activities. Prior to the first quarter of 2001, the Company had two other reportable segments: Golden Telecom and Businesses Services, but due to their divestiture and pending divestiture, respectively, and the Company's decision to follow discontinued operations accounting for those businesses, the Company is no longer disclosing those businesses as reportable business segments (see Note 3. "Basis of Presentation - Discontinued Operations Presentation").

    The Company's reportable segments represent business units that offer telecommunication products and service offerings, that include, the provision of broadband, internet, data and voice services to its customers, which are currently being managed separately due to the geographic dispersion of their operations.

    Information about the Company's segments is as follows:


                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                            --------------------------------   --------------------------------
   (IN MILLIONS)                                                2001              2000               2001             2000
                                                            ---------------   --------------   --------------    --------------
   Revenues:
      Ebone...........................................      E         93.2    E        104.1   E        193.4    E        202.9
      Central Europe..................................                28.0              13.1             53.1              23.8
      Corporate/Eliminations..........................                (4.2)             (1.0)            (8.3)             (0.7)
                                                            ---------------   ---------------  ---------------   ---------------
   Total Revenue......................................               117.0             116.2            238.2             226.0

   Income (loss) from operations:
      Ebone...........................................              (107.5)             20.8           (134.2)             46.1
      Central Europe..................................                (1.3)             (0.2)            (1.8)             (0.4)
      Corporate.......................................               (64.1)            (25.0)           (89.8)            (48.4)
                                                            ---------------   ---------------  ---------------   ---------------
   Total (loss) income from operations................              (172.9)             (4.4)          (225.8)             (2.7)

   Unallocated other income (expense):
      Interest, net...................................               (53.7)            (19.0)           (98.9)            (38.8)
      Other expenses, net.............................               (17.9)            (22.1)           (48.7)            (21.1)
                                                            --------------    ---------------  --------------    ---------------
        Loss from continuing operations before income
        taxes.........................................      E       (244.5)   E        (45.5)  E       (373.4)   E        (62.6)

   Assets:
      Ebone...........................................                                                1,953.2           1,895.3
      Central Europe..................................                                                  174.3              87.7
      Corporate/Eliminations..........................                                                  135.9             438.9
                                                                                               --------------    --------------
   Total assets from continuing business operations...                                         E      2,263.4    E      2,421.9

   Capital expenditures:
      Ebone...........................................                20.8             119.7             97.5             196.1
      Central Europe..................................                12.0               9.7             18.1              18.9
      Corporate.......................................                28.8              33.0             51.5              54.3
                                                            --------------    --------------   --------------    --------------
   Total capital expenditures.........................      E         61.6    E        162.4   E        167.1    E        269.3


9.       NET LOSS PER SHARE (SUPPLEMENTAL INFORMATION)


    Basic and diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. The dilutive effect of the following items are calculated and presented for informational purposes only as they are anti-dilutive to the loss per share:

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
(IN MILLIONS)                                                2001           2000            2001          2000
                                                         -----------     -----------      ---------     ---------
Weighted average outstanding of:
  Common stock shares ...........................            218.4          197.8          211.1          193.3
  Contingently issuable shares - Restricted stock
    (vested) ....................................              0.5            0.1            0.5            0.1
                                                             -----          -----          -----          -----

                                                             218.9          197.9          211.6          193.4

Dilutive effect of:
  Common shares issuable upon debt conversion ...             13.2           17.0           13.2           17.0
  Preferred stock ...............................             14.2           14.5           14.2           14.5
  Restricted shares, unvested ...................              2.6            0.1            2.9            0.1
  Employee stock options ........................               --            1.2             --            7.6
  Warrants ......................................               --            5.9             --            6.7
                                                             -----          -----          -----          -----

Common stock and common stock equivalents .......            248.9          236.6          241.9          239.3
                                                             -----          -----          -----          -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 2001 and 2000 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

NOVEMBER 2000 RESTRUCTURING

    In November 2000, the Company announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete the Restructuring, as well as the restructuring of the Company's and GTS Europe BV's obligations under their public debt securities and of the Company's Depositary Shares described in more detail below under " -- Liquidity and Capital Resources", and to access additional capital to fund its operations after the first quarter of 2002. There can be no assurance that these objectives will be met or such efforts successfully consummated.

    In connection with the Restructuring, the Company will focus on its core competency of providing broadband services to traditional carriers, Internet service providers, application service providers, other Web-centric entities and data intensive pan-European corporations. The objective of the Restructuring is to position the Company as a data and Internet services-only provider, which the Company expects will have positive operating results, although there can be no assurance in this regard. As part of the Restructuring, the Company reorganized into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom. Among other things, the objective of separating itself into these four business units was to enable the Company to sell its investment interest in its Business Services and Central Europe. In addition, during the first quarter of 2001, the Company completed the sale of a majority of its 62% interest in Golden Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from the Company in an initial public offering, which occurred in October 1999. On July 11, 2001, the Company announced that the buyers of Golden Telecom had exercised their right to purchase 2.3 million shares of Golden Telecom for $25 million. After the conclusion of the sale, the Company owns 0.6 million shares or approximately 2.4% of Golden Telecom.

    As disclosed in greater detail below under "--Liquidity and Capital Resources,", during the first and second quarters of 2001, the Company made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position. The Company has held certain discussions with third parties concerning the sale of the Central European businesses. In June 2001, the Company terminated the active marketing of its Central European businesses because of unfavorable market conditions for the sale of telecommunications businesses. In addition, as further described in more detail below under "--Liquidity and Capital Resources," the Company has undertaken discussions with representatives of informal committees representing holders of public debt securities of the Company and GTS Europe BV and the Company's Depositary Shares with a view to achieving a consensual plan of restructuring with respect to the obligations under those securities.

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

    The Company's goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

     - Our pan-European broadband fiber optic network, which extends more than 25,000 kilometers, reaches virtually all major European cities, and is the largest such operational network in Europe;

     - Our pan-European Tier 1 Internet Protocol backbone, which carries large volumes of Internet data traffic and is the first European IP network to operate at 10 gigabits per second; and

     - Our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers.

The key elements of our strategy for achieving this goal are as follows:

     - Focus our activities on our core expertise in optical and IP networking;

     - Build on our leadership position in the carriers' carrier market to penetrate a broader bandwidth intensive enterprise customer base;

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

RESULTS OF OPERATIONS

  Organizational structure change

    THE FINANCIAL RESULTS THAT ARE REFLECTED BELOW ARE NOT INDICATIVE OF THE FUTURE FINANCIAL RESULTS OF THE COMPANY AS A RESULT OF THE RESTRUCTURING.

    The following table sets forth the statement of operations as a percentage of revenues:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                    ---------------------     ------------------
                                                       2001         2000        2001       2000
                                                    ---------    --------     ---------  -------
Revenues                                               100.0%       100.0%      100.0%     100.0%
Access and network services.....................        56.9         35.5        58.2       36.5
Selling, general and administrative.............        37.6         34.6        34.8       32.9
Depreciation and amortization...................        52.6         33.1        48.4       31.2
Business disposition, merger and restructuring
related charges.................................        97.4          -          50.1        -
Equity related - non-cash compensation..........         3.3          0.5         3.3        0.5
                                                    --------     --------    --------   --------
Loss from operations............................      (147.8)        (3.8)      (94.8)      (1.2)

Interest expense................................       (49.1)       (38.0)      (46.4)     (39.2)
Interest income.................................         3.2         21.6         4.9       22.0
Foreign currency losses.........................       (14.7)       (20.5)      (21.0)     (10.1)
Other income/(expense)..........................        (0.6)         1.5         0.5        0.8
                                                    --------     --------    --------   --------

Loss before income taxes........................      (209.0)       (39.1)     (156.8)     (27.7)
Income taxes....................................         1.3          3.8         0.9        3.8
                                                    --------     --------    --------   --------
Net loss from continuing operations.............      (210.3)        42.9      (157.7)     (31.5)

Loss from discontinued business operations......       (63.0)       (89.1)      (84.4)    (101.2)
                                                    --------     --------    ---------  --------
Net loss before extraordinary item..............      (273.3)%     (132.0)%    (242.1)%   (132.7)%
                                                    ========     ========    ========   ========

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

    Revenues. Consolidated revenues increased to E117.0 million, or 0.7%, for the three months ended June 30, 2001 as compared to E116.2 million for the three months ended June 30, 2000. Components of revenue for the three months ended June 30, 2001 were Ebone (E93.2 million), Central Europe (E28.0 million) and Corporate/Eliminations (E(4.2) million). Components of revenues for the three months ended June 30, 2000 were comprised of Ebone (E104.1 million), Central Europe (E13.1 million) and Corporate/Eliminations (E(1.0) million). The growth in revenue was due to the increase in customer traffic on the Company's network, which resulted from the Company's increased customer base and the expansion of the network.

    Access and Network Services. Access and network services costs for the three months ended June 30, 2001 increased to E66.6 million or 56.9% of revenues as compared to E41.3 million or 35.5% of revenues for the three months ended June 30, 2000. The increase in access and network services costs as a percentage of revenues in the second quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2001 increased to E44.0 million or 37.6% of revenues as compared to E40.2 million or 34.6% of revenues for the three months ended June 30, 2000. Components of selling, general and administrative expenses for the three months ended June 30, 2001 were Ebone (E27.2 million, or 29.2% of Ebone revenues), Central Europe (E6.4 million, or 22.9% of Central Europe revenues) and Corporate (E10.4 million). Components of selling, general and administrative expenses for the three months ended June 30, 2000 were Ebone (E18.3 million, or 17.6% of Ebone revenues), Central Europe (E3.5 million, or 26.8% of Central Europe revenues) and Corporate (E18.4 million). The increase in selling, general and administrative expenses as a percentage of revenues for Ebone, is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to E61.5 million or 52.6% of revenues for the three months ended June 30, 2001 as compared to E38.5 million or 33.1% of revenues for the three months ended June 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Business Disposition and Restructuring Related Costs. In the first and second quarters of 2001, the Company recorded a charge that aggregates approximately E119.6 million which is attributable to the previously discussed November 2000 Restructuring. The charge is comprised of accrued professional advisory fees of E12.4 million; write-off of impaired tangible assets of E61.4 million; E29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E16.6 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of Esprit, the Company and GTS Europe BV and the Company's Depositary Shares. The write-off of impaired tangible assets includes provisions associated with excess transatlantic capacity and facilities. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees and personnel retention amounts will be remitted to the respective parties during the third and fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel and additional professional advisory fees.

    Equity Related - Non-Cash Compensation. The Company recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E3.9 million and E0.6 million in the three months ended June 30, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E17.0 million and E23.0 million, by the end of 2001.

    Interest Expense. Interest expense increased to approximately E57.5 million for the three months ended June 30, 2001 as compared to E44.1 million for the three months ended June 30, 2000. This increase in interest expense is primarily attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately E3.8 million for the three months ended June 30, 2001 as compared to E25.1 million for the three months ended June 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Loss. The Company recognized foreign currency losses of E17.2 million in the three months ended June 30, 2001 as compared to losses of E23.8 million in the three months ended June 30, 2000. The changes in foreign currency losses is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Loss From Discontinued Business Operations. As a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E73.7 million and E103.5 million in the three months ended June 30, 2001 and 2000, respectively.

    Extraordinary item. In the second quarter of 2001, the Company recorded a E98.9 million extraordinary charge to earnings resulting from the early extinguishment of debt obligations.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    Revenues. Consolidated revenues increased to E238.2 million, or 5.4%, for the six months ended June 30, 2001 as compared to E226.0 million for the six months ended June 30, 2000. Components of revenue for the six months ended June 30, 2001 were Ebone (E193.4 million), Central Europe (E53.1 million) and Corporate/Eliminations ((E8.3) million). Components of revenues for the six months ended June 30, 2000 were comprised of Ebone (E202.9 million), Central Europe (E23.8 million) and Corporate/Eliminations (E(0.7) million). The growth in revenue was due to the increase in customer traffic on the Company's network, which resulted from the Company's increased customer base and the expansion of the network.

    Access and Network Services. Access and network services costs for the six months ended June 30, 2001 increased to E138.6 million or 58.2% of revenues as compared to E82.6 million or 36.5% of revenues for the six months ended June 30, 2000. The increase in access and network services costs as a percentage of revenues in the first quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2001 increased to E82.8 million or 34.8% of revenues as compared to E74.4 million or 32.9% of revenues for the six months ended June 30, 2000. Components of selling, general and administrative expenses for the six months ended June 30, 2001 were Ebone (E47.7 million, or 24.7% of Ebone revenues), Central Europe (E12.1 million, or 22.8% of Central Europe revenues) and Corporate (E23.0 million). Components of selling, general and administrative expenses for the six months ended June 30, 2000 were Ebone (E32.3 million, or 16.0% of Ebone revenues), Central Europe (E6.1 million, or 25.6% of Central Europe revenues) and Corporate (E36.0 million). The increase in selling, general and administrative expenses as a percentage of revenues for Ebone, is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to E115.2 million or 48.4% of revenues for the six months ended June 30, 2001 as compared to E70.5 million or 31.2% of revenues for the six months ended June 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Business Disposition and Restructuring Related Costs. In the first and second quarters of 2001, the Company recorded a charge that aggregates approximately E119.6 million which is attributable to the previously discussed November 2000 Restructuring. The charge is comprised of accrued professional advisory fees of E12.4 million; write-off of impaired tangible property of E61.4 million; E29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E16.6 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of Esprit, the Company and GTS Europe BV and the Company's Depositary Shares. The write-off of impaired tangible assets includes provisions associated with excess transatlantic capacity and facilities. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fee's and personnel retention amounts will be remitted to the respective parties during the third and fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel and additional professional advisory fees.

    Equity Related - Non-Cash Compensation. The Company recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E7.8 million and E1.2 million in the six months ended June 30, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E17.0 million and E23.0 million, by the end of 2001.

    Interest Expense. Interest expense increased to approximately E110.5 million for the six months ended June 30, 2001 as compared to E88.6 million for the six months ended June 30, 2000. This increase in interest expense is primarily attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately E11.6 million for the six months ended June 30, 2001 as compared to E49.8 million for the six months ended June 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Loss. The Company recognized foreign currency losses of E50.0 million in the six months ended June 30, 2001 as compared to losses of E22.8 million in the six months ended June 30, 2000. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Loss From Discontinued Business Operations. As a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E201.1 million and E228.8 million in the six months ended June 30, 2001 and 2000, respectively.

    Extraordinary item. In the second quarter of 2001, the Company recorded a E98.9 million extraordinary charge to earnings resulting from the early extinguishment of debt obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

    The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur between E175 million to E250 million in cash capital expenditures in 2001 to implement our business plan, and these amounts include the requirements for our Central European business segment and the transatlantic capacity participation discussed below. The cash capital expenditure amounts disclosed above excludes the cash capital expenditure requirements for our Golden Telecom and Business Services businesses that we have substantially divested or are in the process of divesting. Further, pursuant to the arrangement that the Company has negotiated with the Esprit bondholders, the Company contemplates that it will be responsible to fund E65 million to its Business Services business operations during 2001, the E65 million includes funding since the beginning of the year.

    On June 1, 2001, the Company and Global TeleSystems Europe B.V. ("GTS Europe BV"), a wholly-owned subsidiary of the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of the Company, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, the Company announced that representatives of informal committees representing holders of public debt of the Company and GTS Europe BV and Depositary Shares evidencing interests in preferred stock of the Company have retained independent advisors; that the advisors have begun their due diligence investigations; and that the Company would make a formal recapitalization proposal to these representatives in the near future. The Company and GTS Europe BV continue to pursue discussions on a proposal with the representatives of these security holders. Such discussions could result in, among other things, a consensual agreement between the company and GTS Europe BV and their respective debtholders (and in the case of the Company, holders of their Depositary Shares) on a plan of restructuring involving the exchange of non-cash paying securities, including common stock, for the outstanding debt securities and Depositary Shares. Such a plan of restructuring could be filed as part of a petition in bankruptcy or equivalent proceedings in a court or courts with appropriate jurisdiction over the relevant parties and matters. One possible consequence of such a plan of restructuring and its approval by such a court or courts could be the ownership or partial ownership and control of the reorganized entity or entities by such debtholders. If agreement is reached upon such a plan of restructuring, it is likely that current Company stockholders would have a significantly reduced interest in such a reorganized entity and would receive minimal or no consideration for their GTS stock in connection with such proceedings.

    In view of these plans and ongoing discussions, GTS Europe BV did not make cash interest payments, due on June 1, 2001, of E15.1 million on its E275 million aggregate principal amount of 11% Senior Notes due 2009 and E11.8 million on its E225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E13.8 million) on its $362.4 million (approximately E426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, GTS Europe BV did not make a cash interest payment due on that date of $10.4 million (approximately E11.6 million) on its $200 million (approximately E235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E4.4 million on its E85 million aggregate principal amount of its 10.375% Senior Notes due 2006. GTS and GTS Europe BV do not expect to cure these payment defaults and, if they are not cured, such payment defaults will mature into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS does not expect to make the $5.2 million (approximately E5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and GTS Europe BV does not expect to make the $15.2 million (approximately E17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. GTS and GTS Europe BV do not expect to cure these payment defaults and if they are not cured such payment defaults will mature into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    Deutsche Bank AG London, Dresdner Bank AG London Branch and Bank of America Securities Limited (the "Bank Group"), which are parties to a credit facility with Global TeleSystems Europe Holdings B.V., an indirect subsidiary of GTS and a direct subsidiary of GTS Europe BV, have agreed to waive until August 15, 2001 any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Senior Notes and GTS Senior Notes and Convertible Debentures. This waiver may expire earlier if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities or a bankruptcy or insolvency is commenced by or against GTS or GTS Europe BV in the U.S. or The Netherlands. The Company is in discussions with the Bank Group to extend the waiver.

    On May 14, 2001, the Company announced that it had closed the sale to a group of buyers of 12.2 million shares of the common stock of Golden Telecom for approximately E143.7 million. Of the E143.7 million, approximately E68.1 million of cash was received at closing with the remaining E75.6 million being received by the end of May. The buyers also have a right to purchase from the Company, during the 60 day period following May 14th, up to an additional E28.4 million of Golden Telecom shares at a price of E12.51 per share, and, if certain conditions are met, the right to purchase the Company's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E12.51 price per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date. After the closing discussed above, the Company owned approximately 2.9 million common shares of Golden Telecom, or approximately 11.6% of the outstanding Golden Telecom common shares. In addition, in connection with such closing, three of the four Company representatives on the Golden Telecom Board of Directors resigned and the Company's representation no longer constituted a majority of the membership on that Board. On July 11, 2001, the Company announced the buyers had exercised their right to purchase 2.3 million shares of Golden Telecom for $25 million. After the conclusion of the sale, the Company will own approximately 2.4% of Golden Telecom.

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend the bank facility (the "Amended Bank Facility") entered into July 2000 while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of June 30, 2001, the subsidiary had drawn down E150 million of these funds. The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from E180 million to E300 million from April 2001 through March 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. Pursuant to the agreement between GTS and the Bank Group to waive any defaults under the Amended Bank Facility resulting from the nonpayment of interest on GTS Europe BV's debt securities described above, the Bank Group's consent will be required for future funding requests. The Company and the Bank Group continue their discussions aimed at replacing the current Amended Bank Facility with a longer-term financing facility.

    In addition, in connection with the Esprit Restructuring, the Esprit Notes will be exchanged for a ninety percent ownership interest in a new business unit comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit under a scheme of arrangement that received final approval by the UK court on July 27, 2001. The Company's obligation to fund Esprit and this new business unit will be limited to borrowings under two secured loan facilities.

    On April 18, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $53,080,000 aggregate principal amount of the Company's 5.75% senior subordinated convertible debentures due 2010 (the "Converted Bonds") for shares of the Company's common stock. The terms of the exchange agreement resulted in GTS issuing 10,616,000 of its common shares for the early extinguishment of the Converted Bonds, which were discharged and cancelled as a result of the transaction. Of the 10,616,000 common shares issued, 1,928,396 shares of common stock were underlying conversion shares issued upon conversion of the Converted Bonds, with the balance being issued as additional consideration for the exchange. The Company recognized an extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately E49.2 million (this amount is net of unamortized debt issuance costs of approximately E1.7 million). As a result of the conversion, the Company estimates that it will save E3.4 million in annual interest cash payments.

    On May 18, 2001, the Company entered into agreements with three other third party holders of an additional $51,415,000 aggregate principal amount of such convertible debentures to exchange such debentures for 11,876,865 shares of the Company's common stock. Of the 11,876,865 common shares to be issued, 1,867,907 shares of common stock were underlying conversion shares issued upon conversion of such bonds, with the balance being issued as additional consideration for the exchanges. The Company recognized an additional extraordinary gain within its second quarter 2001 consolidated statements of operations of approximately E49.2 million (this amount is net of unamortized debt issuance costs of approximately E1.4 million). As a result of the conversion, the Company estimates that it will save E3.4 million in annual interest cash payments.

    On July 11, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $35.5 million aggregate principal amount of the Company's 5.75% Senior Subordinated Convertible Debentures due 2010 (the "Converted Debentures") for 8,165,000 shares of GTS common stock. The terms of the exchange agreement resulted in the early extinguishments of the Converted Debentures, which were discharged and cancelled as a result of the transaction. Of the 8,165,000 common shares issued, 1,289,736 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Debentures, with the balance being issued as additional consideration for the exchange. The Company will recognize an extraordinary gain of approximately E38.8 million (this amount is net of unamortized debt issuance costs of approximately E0.9 million) within its third quarter 2001 consolidated statements of operations in connection with this transaction.

    After giving effect to all the above-described transactions, as of July 31, 2001, GTS had approximately E373.7 million of such debentures outstanding.

    During the second quarter, holders of 193,500 Depositary Shares, each representing 1/100th of a share of the Company's 7.25% Cumulative Convertible Preferred Stock ("the Converted Depositary Shares"), exchanged their Depositary Shares for 280,418 shares of GTS common stock.

    In addition, on July 11, 2001, the Company entered into another agreement with the same third party that exchanged the Converted Debentures on July 11, 2001 to exchange the third party's holding of 4,340,950 Depositary Shares for 21,704,750 shares of GTS common stock. The terms of this exchange agreement resulted in the cancellation of the Converted Depositary Shares of this third party as a result of the transaction. Of the 21,704,750 common shares issued, 6,290,904 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Depositary Shares, with the balance being issued as additional consideration for the exchange. Following completion of this transaction, the Company had outstanding approximately 5.5 million Depositary Shares.

    To the extent the shares of GTS common stock issued in connection with the above-described transactions relating to the Company's convertible debentures and Depositary Shares are sold, such shares are expected to have a depressive effect on the market price of the Company's common stock.

    Based on the Company's current existing cash balances (including net proceeds from, and expected from, the sale of the 12.2 million common shares in Golden Telecom); projected internally generated funds and funds from certain prospective sales of assets; the Company's recent agreement under the Esprit Restructuring to divest its voice focused Business Services business, which received court approval on July 27, 2001; and cash made available as a result of the Company's decision not to pay interest on its and GTS Europe BV's public debt securities in connection with the commencement of restructuring discussions with the holders of such debt securities, and assuming the Bank Group consents to funding requests under the E300 million Amended Bank Facility, the Company believes that it will be able to address its funding requirements into first quarter 2002. To address its longer term funding needs, the Company is seeking to refinance its indebtedness under the Amended Bank Facility (through a long-term facility or otherwise); pursuing discussions with informal committees representing the holders of its and GTS Europe BV's outstanding debt obligations to achieve a consensual restructuring of such obligations; and seeking additional funding, including through the issuance of new equity or debt securities. There can be no assurance that the prospective sale of assets will occur; that the Bank Group will consent to funding requests made under the Amended Bank Facility; that the Company's objectives will be met with regard to the Company's efforts to address its longer-term funding needs; or that such restructuring discussions will be successfully consummated.

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) consummate the Restructuring, including the Esprit Restructuring and the restructuring of the Company's and GTS Europe BV's debt obligations and GTS' depositary shares described above, (2) meet the financial covenants and other conditions to borrowing under the Amended Bank Facility and obtain the Bank Group's consent to such borrowings, (3) effectively and efficiently manage the expansion of the Ebone network and operations and the completion of its City Enterprise Network infrastructure in the targeted metropolitan markets, (4) implement its strategy to become a leading provider of data and IP to corporate businesses, (5) limit, to the extent possible, price erosion for broadband services, (6) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe, and (7) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate, its funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. If the Company cannot raise additional capital through these steps or otherwise, however, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a further curtailment of capital and other expenditures, a sale of assets (in addition to those assets the Company has sold or otherwise disposed of as part of the Restructuring), a sale of the Company, halting certain operations of the Company, or seeking the protection of applicable bankruptcy laws for units of the Company or the Company as a whole.


LIQUIDITY ANALYSIS

    The Company had cash and cash equivalents of E111.6 million and E219.1 million as of June 30, 2001 and December 31, 2000, respectively. The Company had restricted cash of E43.0 million and E89.1 million as of June 30, 2001 and December 31, 2000, respectively. The restricted cash relates to cash held in escrow that is primarily related to the Company's future funding requirements for the FLAG Atlantic Limited joint venture and for bank guarantees issued in connection with leases in the ordinary course of business.

    The Company used cash of E148.2 million and provided cash of E4.2 million for its operating activities for the six months ended June 30, 2001 and 2000, respectively. In addition, at June 30, 2001, the Company had E64.3 million of accrued expenses associated with unpaid liabilities that have resulted from our Restructuring. The Company also provided cash of E22.7 million and used cash of E233.1 million for its investing activities in the six months ended June 30, 2001 and 2000, respectively. The Company has consistently spent a significant amount of its investing cash flows on building its telecommunications network. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, the Company may not be able to meet its debt service obligations or working capital requirements.

    Substantially all of the Company's operations and therefore consolidated financial results are subject to fluctuations in currency exchange rates. The Company's continuing operations transact their business in the following significant currencies: Euro, British Pound Sterling, and the US Dollar. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company has experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the Euro. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the Euro. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

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

IMPACT OF THE EURO

    On January 1, 2000, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where the Company has operations, established fixed conversion rates between their existing sovereign currencies and a new currency called the `Euro'
(E). These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

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

                           PART II OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    DEFAULTS

    On June 1, 2001, the Company and Global TeleSystems Europe B.V. ("GTS Europe BV"), a wholly-owned subsidiary of the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of the Company, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies.

    In view of these plans and ongoing discussions, GTS Europe BV did not make cash interest payments, due on June 1, 2001, of E15.1 million on its E275 million aggregate principal amount of 11% Senior Notes due 2009 and E11.8 million on its E225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E13.8 million) on its $362.4 million (approximately E426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, GTS Europe BV did not make a cash interest payment due on that date of $10.4 million (approximately E11.6 million) on its $200 million (approximately E235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E4.4 million on its E85 million aggregate principal amount of its 10.375% Senior Notes due 2006. GTS and GTS Europe BV do not expect to cure these payment defaults and, if they are not cured, such payment defaults will mature into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS does not expect to make the $5.2 million (approximately E5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and GTS Europe BV does not expect to make the $15.2 million (approximately E17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. GTS and GTS Europe BV do not expect to cure these payment defaults and if they are not cured such payment defaults will mature into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    Deutsche Bank AG London, Dresdner Bank AG London Branch and Bank of America Securities Limited (the "Bank Group"), which are parties to a credit facility with Global TeleSystems Europe Holdings B.V., an indirect subsidiary of GTS and a direct subsidiary of GTS Europe BV, have agreed to waive until August 15, 2001 any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Senior Notes and GTS Senior Notes and Convertible Debentures. This waiver may expire earlier if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities or a bankruptcy or insolvency is commenced by or against GTS or GTS Europe BV in the U.S. or The Netherlands. The Company is in discussions with the Bank Group to extend the waiver.


ITEM 5.  OTHER INFORMATION

    DELEVERAGING TRANSACTIONS

    On June 15, 2001, GTS did not make a dividend payment due on its Depositary Shares, each representing 1/100 of a share of its 7.25% Cumulative Convertible Preferred Stock. GTS has dividend arrearages of $27.2 million on such Depositary Shares representing non-payment of three consecutive quarterly dividend payments. GTS does not expect to make future dividend payments or to pay dividend arrearages on the Depositary Shares during the pendency of their restructuring efforts. Upon the accumulation of six full unpaid quarterly dividends (whether or not consecutive) the number of members of GTS's Board of Directors will be immediately and automatically increased by two and the holders of a majority of the outstanding Depositary Shares, voting together as a class, will be entitled to elect two members to the Board of Directors of GTS.

    On July 11, 2001, GTS entered into an agreement with a third party to exchange the third party's holding of $35.5 million aggregate principal amount of GTS's 5.75% Senior Subordinated Convertible Debentures due 2010 (the "Converted Debentures") for 8,165,000 shares of GTS common stock. The terms of the exchange agreement resulted in the early extinguishments of the Converted Debentures, which were discharged and cancelled as a result of the transaction. Of the 8,165,000 common shares issued, 1,289,736 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Debentures, with the balance being issued as additional consideration for the exchange. GTS will recognize an extraordinary gain of approximately E38.8 million (this amount is net of unamortized debt issuance costs of approximately E0.9 million) within its third quarter 2001 consolidated statements of operations in connection with this transaction.

    During the second quarter, holders of 193,500 Depositary Shares, each representing 1/100th of a share of the Company's 7.25% Cumulative Convertible Preferred Stock ("the Converted Depositary Shares"), exchanged their Depositary Shares for 280,418 shares of GTS common stock.

    In addition, on July 11, 2001, GTS entered into another agreement with the same third party that exchanged the Converted Debentures on July 11, 2001 to exchange the third party's holding of 4,340,950 Depositary Shares, each representing 1/100 of a share of Converted Depositary Shares for an additional 21,704,750 shares of GTS common stock. The terms of this exchange agreement resulted in the cancellation of the Converted Depositary Shares as a result of the transaction. Of the 21,704,750 common shares issued, 6,290,904 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Depositary Shares, with the balance being issued as additional consideration for the exchange. Following completion of this transaction, GTS had outstanding approximately 5.5 million Depositary Shares.

    The above transactions are in addition to deleveraging transactions effected by GTS during April and May 2001 to extinguish $104,495,000 aggregate principal amount of GTS's 5.75% Senior Subordinated Convertible Debentures due 2010. After giving effect to all the above-described transactions, as of July 31, 2001, GTS had approximately E373.7 million of such debentures outstanding. In connection with such previously reported transactions, GTS recognized an extraordinary gain within its second quarter consolidated statements of operations of approximately E98.9 million (this amount is net of unamortized debt issuance costs of approximately E3.1 million).

    These deleveraging transactions are a part of the process to recapitalize GTS's balance sheet to eliminate or reduce the Company's debt obligations and preferred stock, as discussed below. To the extent the shares of GTS common stock issued in connection with the above-described transactions are sold, such sales are expected to have a depressive effect on the market price of the Company's common stock.


    DISCUSSIONS WITH GTS AND GTS EUROPE BV BONDHOLDERS

    During the second quarter of 2001, GTS and GTS Europe commenced discussions with holders of their senior notes and, in the case of GTS, its convertible debentures and depositary shares representing its preferred stock. In their discussions, GTS and GTS Europe BV will explore various options for reducing such debt obligations and depositary shares and related cash interest obligations and dividend requirements. In July 2001, the Company announced that representatives of informal committees representing holders of public debt of the Company and GTS Europe BV and the depositary shares have retained independent advisors, that the advisors have begun their due diligence investigations and that the Company would make a formal recapitalization proposal to these representatives in the near future. The Company and GTS Europe BV continue to pursue discussions on a proposal with the representatives of these securityholders. Such discussions could result in, among other things, a consensual agreement between the company and GTS Europe BV and their respective debtholders (and in the case of the Company, holders of their Depositary Shares) on a plan of restructuring involving the exchange of non-cash paying securities, including common shares, for the outstanding debt securities and Depositary Shares. Such a plan of restructuring could be filed as part of a petition in bankruptcy or equivalent proceedings in a court or courts with appropriate jurisdiction over the relevant parties and matters. One possible consequence of such a plan of restructuring and its approval by such a court or courts could be the ownership or partial ownership and control of the reorganized entity or entities by such debtholders. If agreement is reached upon such a plan of restructuring, it is likely that current Company stockholders would have a significantly reduced interest in such a reorganized entity and would receive minimal or no consideration for their GTS stock in connection with such proceedings.

    During the pendency of such discussions, GTS and GTS Europe BV intend that they will continue to operate in the normal course, including satisfying all obligations to customers, suppliers, partners and staff, consistent with their normal business practices.

    GTS has retained Houlihan Lokey Howard & Zukin as its investment banker to assist in developing a financial restructuring plan and undertaking discussions with GTS and GTS Europe BV bondholders and preferred stockholders.

    ESPRIT TELECOM RESTRUCTURING

    On July 13, 2001, GTS announced that the holders of approximately $500 million aggregate principal amount of publicly-traded senior notes issued by its Global TeleSystems (Europe) Ltd. subsidiary, formerly known as Esprit Telecom Group plc ("Esprit Telecom"), have approved Esprit Telecom's Scheme of Arrangement under Part XIII of the UK Companies Act of 1985 (the "Scheme") to restructure the terms of their notes. One-hundred percent of bondholder votes cast were in favor of the Scheme. Final approval of the scheme by the High Court (the "Court") of England and Wales occurred on July 27, 2001.

    Pursuant to the Scheme, as previously announced, Esprit Telecom's senior notes will be exchanged for stock representing a 90% ownership interest in a new company that will own Esprit Telecom as well as the other GTS subsidiaries providing principally voice services to businesses in Western Europe. GTS will own through a subsidiary the remaining 10% of the equity in the new company, and will hold warrants to acquire an additional 10% of the new company. The Scheme is consistent with GTS's overall program to recapitalize its balance sheet by eliminating or reducing its debt obligations and preferred stock.

    NYSE SUSPENSION OF TRADING AND DELISTING

    On June 4, 2001, The New York Stock Exchange ("NYSE") informed GTS that it had suspended trading in GTS common stock on the NYSE due to indications of an "abnormally low selling price." The NYSE also informed GTS that it intended to seek to delist GTS's common stock. GTS does not believe that the NYSE's decision is well founded in the NYSE's rules and on July 18, 2001 GTS filed with the NYSE its request for reversal of the June 4, 2001 decision by the NYSE to suspend trading and seek delisting of GTS's common stock. The NYSE held a hearing on such matters on August 1, 2001, and upheld its decision to suspend the trading of GTS shares and seek the de-listing of GTS shares on the NYSE. The Company does not currently intend to take any further action with respect to this matter. The delisting will become effective upon the filing by the NYSE with the Securities and Exchange Commission of an application to strike the listing and registration of GTS shares and the expiration of the time period set forth in such application, which is expected to be 10 days. The Company's shares currently trade on the Over the Counter Bulletin Board market under the symbol "GTLS.OB".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                         DESIGNATION           DESCRIPTION
                         -----------           -----------
                           None


    B. Reports on Form 8-K

DATE OF REPORT       SUBJECT OF REPORT
--------------       -----------------

April 2, 2001         Announcement of the sale of Golden Telecom shares
                      for $125 million.

April 5, 2001         Announcement of the Agreement with the Esprit
                      Telecom Senior Bondholders.

April 6, 2001         Announcement of the Fourth Quarter and Annual
                      2000 Financial Results.

May 14, 2001          Announcement of the closing of the sale of the
                      Golden Telecom shares for $125 million.

June 1, 2001          Announcement of the Company's intention to
                      recapitalize its Balance Sheet and its
                      election not to pay interest on certain
                      outstanding bonds.

June 5, 2001          Announcement of the New York Stock Exchanges
                      decision to suspend trading of the Company's shares.

June 8, 2001          Announcement of initial discussions with Senior
                      Bondholders.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        GLOBAL TELESYSTEMS, INC.
                                        (Registrant)

                                        By:   /s/     ROBERT A. SCHRIESHEIM
                                             ---------------------------------
                                             Name: Robert A. Schriesheim
                                             Title:  Executive Vice President,
                                                     & Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

Date: August 14, 2001