Form 10-Q/A
period 2001-06-30
GLOBAL TELESYSTEMS INC
filed 2001-10-19
CIK 946392

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


ITEM 5.  OTHER INFORMATION

    AMENDMENTS TO CERTAIN SENIOR EXECUTIVES' EMPLOYMENT AGREEMENTS

    In June 2001, the Company and Messrs. Amman, Schriesheim and Raclin entered into amendments to their amended and restated employment agreements that provide for an increase of their annual base salaries as of July 1, 2001 in an aggregate amount of $2.15 million and the payment on July 1, 2001 of retention bonuses in an aggregate amount of $5.5 million. In addition, the June 2001 amendments provide for the payment of an aggregate amount of up to $2.98 million to these senior executives in full satisfaction of performance bonuses previously agreed by the Company in January 2001, of which two-thirds was paid on July 1, 2001 and the balance is payable upon completion or waiver of certain transactions related to the Espirit Telecom scheme of arrangement. Finally, the June 2001 amendments awarded the three senior executives restructuring success bonuses of up to $6 million in aggregate, 50% of which would be payable upon the execution of definition agreements relating to a restructuring of the Company's and its subsidiary GTS Europe's debt obligations or a sale of all or substantially of the equity or assets of the Company, with the balance payable upon the issuance of any court orders approving such restructuring or the closing of such sale, as applicable. Payments of the restructuring success bonuses or portions thereof would be made to Messrs. Amman, Schriesheim and Raclin only if they remain employed with the Company at the time the payments are due, provided that the Company will be required to make the payments if they are terminated without cause or resign with good reason prior to such time. In partial consideration for the awarding and payment of the retention bonuses, Messrs. Amman, Schriesheim and Raclin agreed to waive their rights to the severance payments under their amended and restated employment agreements. The Board of Directors of the Company has approved a waiver by the Company of its rights to reimbursement of the payment of the first 50% of the restructuring success bonuses under the foregoing June 2001 amendments in consideration of the three senior executives' agreement to waive their rights to the remaining 50% of the restructuring success bonuses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

DESIGNATION           DESCRIPTION
-----------           -----------
   10.1               Agreement Regarding Certain Compensation, dated as of
                      June 23, 2001 between Global TeleSystems, Inc. and
                      Robert J. Amman

   10.2 Agreement Regarding Certain Compensation, dated as of June 23, 2001 between Global TeleSystems, Inc. and Robert A. Schriesheim

   10.3 Agreement Regarding Certain Compensation, dated as of June 23, 2001 between Global TeleSystems, Inc. and Grier C. Raclin


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

Date: October 19, 2001

                               INDEX TO EXHIBITS


DESIGNATION           DESCRIPTION
-----------           -----------
   10.1               Agreement Regarding Certain Compensation, dated as of
                      June 23, 2001 between Global TeleSystems, Inc. and
                      Robert J. Amman

   10.2 Agreement Regarding Certain Compensation, dated as of June 23, 2001 between Global TeleSystems, Inc. and Robert A. Schriesheim

   10.3 Agreement Regarding Certain Compensation, dated as of June 23, 2001 between Global TeleSystems, Inc. and Grier C. Raclin