Form 10-Q
period 2001-09-30
GLOBAL TELESYSTEMS INC
filed 2001-11-19
CIK 946392

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At October 31, 2001 there were 257,327,221 outstanding shares of common stock of the registrant.



================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
     PART I.   FINANCIAL INFORMATION
     Item 1    Financial Statements of Global TeleSystems, Inc. (unaudited)
               Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ....      3
               Condensed Consolidated Statements of Operations for the Three and Nine Months
                    Ended September 30, 2001 and 2000 ..................................................      4
               Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2001 and 2000 ..................................................      5
               Notes to Condensed Consolidated Financial Statements ....................................      6
     Item 2    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations .........................................................................     15
     Item 3    Quantitative and Qualitative Disclosures About Market Risk ..............................     26
     PART II.  OTHER INFORMATION
     Item 3    Defaults Upon Senior Securities .........................................................     26
     Item 5    Other Information .......................................................................     27
     Item 6    Exhibits and Reports on Form 8-K ........................................................     29
     Signatures ........................................................................................     30

                          PART I FINANCIAL INFORMATION


ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            GLOBAL TELESYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                       ASSETS                                                    2001              2000
                                                                                             -------------      ------------
                                                                                             (IN MILLIONS, EXCEPT SHARE DATA)
     Current Assets
       Cash and cash equivalents, including restricted cash .............................     E.      83.2      E.     308.2
       Accounts receivable, net .........................................................             83.7             111.8
       Net assets of the Golden Telecom business segment ................................               --             175.0
       Other current assets .............................................................            111.7             109.2
                                                                                              ------------      ------------
               Total Current Assets .....................................................            278.6             704.2

     Property and equipment, net ........................................................          1,109.7           1,427.0
     Other non-current assets, principally goodwill and intangible assets, net ..........             61.9             410.7
                                                                                              ------------      ------------

               Total Assets .............................................................     E.   1,450.2      E.   2,541.9
                                                                                              ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

     Current  Liabilities
       Accounts payable .................................................................     E.     184.9      E.     226.1
       Accrued expenses .................................................................            268.5             157.2
       Current portion of debt and capital lease obligations ............................          1,758.4              32.8
       Net liabilities of the Business Services business segment ........................               --             594.2
       Deferred revenue .................................................................             68.0              56.7
                                                                                              ------------      ------------

               Total Current Liabilities ................................................          2,279.8           1,067.0

       Long-term debt and capital lease obligations .....................................            311.8           2,146.8
       Other non-current liabilities, principally deferred revenue ......................            168.6             177.3
                                                                                              ------------      ------------

               Total Liabilities ........................................................          2,760.2           3,391.1

     Commitments and Contingencies

     Redeemable preferred stock, $0.0001 par value (10,000,000 shares authorized;
     50,876 and 100,000 shares issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively) ...................................................            300.7             542.9

     Shareholders' Deficit
     Common stock, $0.10 par value (540,000,000 shares authorized;
     257,327,221 and 203,869,538 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively .............................             24.2              18.0
     Additional paid-in capital .........................................................          1,685.1           1,376.4
     Accumulated other comprehensive income .............................................             37.9              36.4
     Accumulated deficit ................................................................         (3,357.9)         (2,822.9)
                                                                                              ------------      ------------

               Total Shareholders' Deficit ..............................................         (1,610.7)         (1,392.1)
                                                                                              ------------      ------------

               Total Liabilities and Shareholders' Deficit ..............................     E.   1,450.2      E.   2,541.9
                                                                                              ============      ============


   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3)

                            GLOBAL TELESYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ------------------------------      ------------------------------
                                                                    2001              2000              2001              2000
                                                                ------------      ------------      ------------      ------------
                                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues .....................................................  E.     104.4      E.     125.3      E.     342.7      E.     351.3

Operating expenses:
  Access and network services ................................          68.9              54.7             207.5             137.3
  Selling, general and administrative ........................          41.5              37.7             124.3             112.1
  Depreciation and amortization ..............................          63.3              43.4             178.5             114.0
  Business disposition and restructuring related charges .....         727.1              15.6             846.8              15.6
  Equity related - non-cash compensation .....................           5.0               0.6              12.8               1.8
                                                                ------------      ------------      ------------      ------------

Total operating expenses .....................................         905.8             152.0           1,369.9             380.8
                                                                ------------      ------------      ------------      ------------

Loss from operations .........................................        (801.4)            (26.7)         (1,027.2)            (29.5)
Other income (expense):
  Interest expense ...........................................         (35.7)            (45.5)           (146.1)           (134.1)
  Interest income ............................................           4.5              22.1              16.0              72.0
  Foreign currency income (losses) ...........................          53.0             (25.4)              2.9             (48.2)
  Other income (expense) .....................................           9.2               2.3              10.6               4.0
                                                                ------------      ------------      ------------      ------------
Total other expenses .........................................          31.0             (46.5)           (116.6)           (106.3)
                                                                ------------      ------------      ------------      ------------

Loss before income taxes .....................................        (770.4)            (73.2)         (1,143.8)           (135.8)
Income taxes .................................................           0.3               4.9               2.4              13.6
                                                                ------------      ------------      ------------      ------------
Net loss from continuing operations ..........................        (770.7)            (78.1)         (1,146.2)           (149.4)
Loss from discontinued business operations ...................         (13.2)           (135.3)           (214.4)           (364.0)
                                                                ------------      ------------      ------------      ------------

Net loss before extraordinary  item ..........................        (783.9)           (213.4)         (1,360.6)           (513.4)
Extraordinary item ...........................................         726.7                --             825.6                --
                                                                ------------      ------------      ------------      ------------
Net loss .....................................................         (57.2)           (213.4)           (535.0)           (513.4)
Preferred dividends ..........................................          (6.9)            (10.0)            (26.2)            (28.9)
                                                                ------------      ------------      ------------      ------------

Net loss applicable to common shareholders ...................  E.     (64.1)     E.    (223.4)     E.    (561.2)     E.    (542.3)
                                                                ============      ============      ============      ============

Basic and diluted loss per common share:
  Net loss from continuing operations (includes preferred
  dividends) per share .......................................  E.     (3.07)     E.     (0.44)     E.     (5.21)     E.     (0.91)
  Net loss per share - discontinued operations ...............          0.05             (0.67)            (0.95)            (1.85)
  Net income per share - extraordinary item ..................          2.87                --              3.67                --
                                                                ------------      ------------      ------------      ------------
  Basic and diluted net loss per share .......................  E.     (0.25)     E.     (1.11)     E.     (2.49)     E.     (2.76)
                                                                ============      ============      ============      ============

Weighted average common shares outstanding ...................         253.1             201.9             225.1             196.2
                                                                ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3)

                            GLOBAL TELESYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                              2001              2000
                                                                                          ------------      ------------
                                                                                                   (IN MILLIONS)

Net Cash (Used in) Provided by Operating Activities of Continuing Operations ........     E.    (166.2)     E.      32.5
                                                                                          ------------      ------------

Cash Flow from Investing Activities
  Purchases of property and equipment ...............................................           (205.8)           (434.6)
  Proceeds from disposition of business .............................................            172.7                --
  Restricted cash and other investing activities ....................................             39.9              34.4
                                                                                          ------------      ------------

    Net Cash Provided by (Used in) Investing Activities of Continuing Operations ....              6.8            (400.2)
                                                                                          ------------      ------------

Cash Flow from Financing Activities
  Proceeds from the issuance of debt ................................................            100.0             200.0
  Repayments of debt and capital lease obligations ..................................            (68.1)            (28.7)
  Net Proceeds from issuance of securities ..........................................               --               7.5
  Payment of debt issue costs .......................................................             (2.5)             (7.6)
  Funding to Business Services business segment .....................................            (35.0)               --
                                                                                          ------------      ------------

   Net Cash (Used in) Provided by Financing Activities of Continuing Operations .....             (5.6)            171.2
                                                                                          ------------      ------------

Effect of exchange rate changes on cash and cash equivalents ........................             71.3              73.5
Cash used in discontinued operations ................................................            (91.4)           (340.3)
                                                                                          ------------      ------------
Net decrease in cash and cash equivalents ...........................................           (185.1)           (463.3)
Cash and cash equivalents at beginning of period ....................................            219.1             907.9
                                                                                          ------------      ------------

Cash and Cash Equivalents at End of Period ..........................................     E.      34.0      E.     444.6
                                                                                          ============      ============

Supplemental Disclosure of Cash Flow Information:

  Capitalization of leases ..........................................................     E.      52.0      E.     175.3
                                                                                          ============      ============

  Issuance of common shares or notes for interest in business ventures ..............     E.        --      E.     141.0
                                                                                          ============      ============

  Conversion of debt into common shares .............................................     E.     159.3      E.      79.9
                                                                                          ============      ============

  Conversion of preferred stock into common shares ..................................     E.     285.1      E.        --
                                                                                          ============      ============


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

2.  SIGNIFICANT 2001 BUSINESS ACTIVITIES AND SUBSEQUENT EVENTS

    November 2000 Restructuring

    In November 2000, the Company announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which is essential and was previously plentiful for below-investment grade emerging alternative telecommunications providers, like the Company, has become unavailable or has become available only with extremely onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required in an effort to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete the Restructuring, as well as the restructuring of the Company's and Global TeleSystems Europe BV's ("GTS Europe BV") obligations under their public debt securities and of the Company's depositary shares representing its preferred stock, as described in more detail below under, "--Defaults, Restructuring of Debt and Preferred Stock," and " --KPNQwest Acquisition."

    Defaults; Restructuring of Debt and Preferred Stock

    On June 1, 2001, the Company and GTS Europe BV, a wholly-owned subsidiary of the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of the Company, depositary shares representing its preferred stock regarding a proposed balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, the Company announced that representatives of informal committees representing holders of public debt of the Company and GTS Europe BV and depositary shares evidencing interests in preferred stock of the Company (the "Depository Shares") had retained independent advisors, that the advisors had begun their due diligence investigations and that the Company would make a formal recapitalization proposal to these representatives in the near future.

    In view of these plans and ongoing discussions with security holders of the Company and GTS Europe BV, GTS Europe BV did not make cash interest payments, due on June 1, 2001, of E.15.1 million on its E.275 million aggregate principal amount of 11% Senior Notes due 2009 and E.11.8 million on its E.225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E.13.8 million) on its $362.4 million (approximately E.426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, GTS Europe BV did not make a cash interest payment due on that date of $10.4 million (approximately E.11.6 million) on its $200 million (approximately E.235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E.4.4 million on its E.85 million aggregate principal amount of its 10.375% Senior Notes due 2006. These payment defaults matured into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS did not make the $5.2 million (approximately E.5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E.123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and GTS Europe BV did not make the $15.2 million (approximately E.17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately
E.311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. These payment defaults matured into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts, as described below under " -- KPNQwest Acquisition."

    Banc of America Securities Limited, Bank of America International Limited, Deutsche Bank AG London, Dresdner Bank AG London Branch, E.N. Investment Company, Centaurus Alpha Master Fund Limited, Lehman Commercial Paper Inc., Morgan Stanley & Co. International Limited, certain investment funds and accounts managed by Oaktree Capital Management, LLC, and certain other funds described as the "Mackay Funds" (collectively, the "Bank Group"), which are parties to a E.250.0 million revolving credit facility with the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V., an indirect subsidiary of the Company and a direct subsidiary of GTS Europe BV) have waived any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Senior Notes and GTS Senior Notes and Convertible Debentures. The Bank Group also waived certain other defaults under such credit facility. These waivers may expire if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities, or a bankruptcy or insolvency is commenced by or against the Company or GTS Europe BV in the U.S. or The Netherlands other than a bankruptcy pursuant to the proposed voluntary restructuring of the Company and its subsidiaries described herein.

    On September 15, 2001, the Company did not make a dividend payment due on its Depositary Shares, each representing 1/100 of a share of its 7.25% Cumulative Convertible Preferred Stock. The Company has dividend arrearages of $19.2 million on such Depositary Shares representing non-payment of four consecutive quarterly dividend payments. The Company does not expect to make future dividend payments or to pay dividend arrearages on the Depositary Shares during the pendency of its restructuring efforts. Upon the accumulation of six full unpaid quarterly dividends (whether or not consecutive) the number of members of GTS's Board of Directors will be immediately and automatically increased by two and the holders of a majority of the outstanding Depositary Shares, voting together as a class, will be entitled to elect two members to the Board of Directors of GTS.

KPNQwest Acquisition

    On October 19, 2001, the Company announced that it had signed a definitive share purchase agreement with KPNQwest. The agreement provides that KPNQwest will acquire on the terms and conditions set forth in such agreement (i) GTS Europe BV and (ii) the Company's Central European businesses. KPNQwest will acquire these companies through the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The transaction is expected to close during the first quarter of 2002.

    The Company also reached agreements with the informal committees representing the holders of the Company's and GTS Europe BV's debt securities with respect to existing events of default under such debt securities, the terms of the transaction with KPNQwest and the allocation of the KPNQwest senior convertible notes. Holders of approximately 67% of the approximately E.1.1 billion outstanding principal amount of the publicly traded GTS Europe BV Senior Notes, approximately 78% of the approximately E.116 million outstanding principal amount of the GTS Senior Notes and approximately 35% of the approximately E.362 million outstanding principal amount of GTS Convertible Debentures signed forbearance agreements committing them to support the proposed transaction subject to certain terms and conditions, and to forbear from exercising and from supporting any exercise by other holders of such debt securities of remedies against the Company or GTS Europe BV arising under such debt securities.

    To ensure the binding nature of the sale arrangement on all of the holders of their debt securities, the Company and GTS Europe BV expect that the transaction will be effectuated through "pre-arranged" court proceedings by the Company and GTS Europe BV under United States bankruptcy laws and a corresponding application by GTS Europe BV for "surseance" and "deposition for composition" in The Netherlands.

    On November 14, 2001, the Company and GTS Europe BV filed petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the Bankruptcy Code, the Company and GTS Europe BV will continue in the management and possession of their properties as debtors in possession. Also on November 14, 2001, GTS Europe BV commenced a proceeding in the District Court of Amsterdam under the Netherlands Bankruptcy Act relating to a moratorium of payments to creditors and a binding composition. The plan of reorganization filed in the U.S. and Dutch court proceedings provide for the E.210 million KPNQwest senior convertible notes and the Company's investment in Ventelo BV, the Company's reorganized Business Services business unit that was divested by the Company earlier this year, to be distributed to the debt security holders of the Company and GTS Europe BV as agreed between the Company and the informal committees representing the debt security holders. No distribution is anticipated to be made to holders of the Company's common or preferred equity securities.

    In addition, the Company caused certain of its affiliates to enter into a Share and Asset Purchase Agreement, dated as of October 18, 2001 (the "Share and Asset Purchase Agreement"), with KPNQwest and certain of its affiliates, calling for the sale of all of the outstanding shares of GTS Transatlantic Carrier Services, Ltd. ("GTS Transatlantic"), the owner of the Company's rights in a transatlantic cable system known as FLAG-Atlantic-1 (the "System"), together with the equipment used by certain affiliates of the Company to operate and maintain the System. The aggregate purchase price for these purchases was E.50 million, payable in installments of E.5 million, E.10 million, E.15 million and E.20 million on October 19, 2001, November 15, 2001, December 15, 2001 and February 28, 2002, respectively. Additionally, pursuant to the Share and Asset Purchase Agreement, GTS Network (Ireland) Limited, an affiliate of the Company, will provide, at cost, network management services for KPNQwest and its affiliates in respect of the equipment purchased under the Share and Asset Purchase Agreement.

    Golden Telecom Divestiture

    On May 14, 2001, the Company announced that it had closed the sale to a group of buyers of 12.2 million shares of the common stock of Golden Telecom for approximately E.143.7 million. The Company recognized a loss of approximately
E.20.0 million upon the completion of the sale. The buyers also received a right to purchase from the Company, during the 60 day period following May 14th, up to an additional E.28.4 million of Golden Telecom shares at a price of E.12.51 per share, and, if certain conditions are met, the right to purchase the Company's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E.12.51 per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date.

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

    On July 10, 2001, the buyers notified the Company of the exercise of their right to cause the Company to sell certain shares of Golden Telecom held by the Company. The buyers designated Golden Telecom as the purchaser of such shares. On July 24, 2001, the Company completed the sale of 2.3 million shares of Golden Telecom to Golden Telecom (as designee of each of the buyers) for $25.0 million. After the conclusion of this sale, the Company owned approximately 0.6 million shares, or approximately 2.4%, of Golden Telecom. On October 30, 2001, one of the buyers in the May 14, 2001 sale purchased from the Company the remaining shares of Golden Telecom held by the Company for approximately $6.0 million.

    Business Services Divestiture

    On March 28, 2001, the Company announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, ("Esprit") under which, among other things, the obligation to repay approximately E.572.8 million of senior debt owed to the noteholders will be exchanged for a 90% ownership interest in a new legal entity comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement (the "Scheme") by the noteholders and the U.K. courts. GTS will either directly or indirectly own the remaining 10% of this new company and has agreed, upon certain conditions, to provide on or after May 1, 2001 up to
E.35.0 million in secured financing for working capital and on or after April 1, 2001 up to E.20.0 million in secured debt financing (subject to increase in certain circumstances) which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit to be used by this new company to purchase backbone transmission services from the Company. On July 13, 2001, the Company announced that the noteholders approved the Scheme to restructure the terms of their notes. One-hundred percent of noteholder votes cast were in favor of the Scheme. Final approval of the scheme by the High Court (the "Court") of England and Wales occurred on July 27, 2001 and the Company fulfilled all material conditions to effectiveness of the Scheme on or about August 23, 2001. As discussed in further detail in Note 3 "Basis of Presentation
- Discontinued Operations", upon the completion of the Esprit debt restructuring, the Company recorded an extraordinary gain of E.687.3 million, principally attributable to the early extinguishment of the Esprit note obligations.

    Amended Bank Facility

    On October 18, 2001 the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V.) entered into a Second Supplemental Agreement dated October 18, 2001 with the Bank Group, which amended and restated the existing loan agreement providing for a revolving credit facility available to Global TeleSystems Europe Holdings B.V (such facility, as it was amended pursuant to the Second Supplemental Agreement, the "Amended Bank Facility"). The Amended Bank Facility provides for a revolving credit facility of up to E.250.0 million that terminates upon consummation of the bankruptcy restructuring of the Company and its subsidiaries. As of November 14, 2001, E.170.0 million is outstanding under the Amended Bank Facility. The Amended Bank Facility comprises two tranches, "Tranche A" of up to E.150.0 million and "Tranche B" of up to
E.100.0 million. No utilizations may be made under Tranche B if the Company's gross cash balances are more than E.10.0 million. In addition, utilizations under Tranche B must be consistent with the Company's agreed upon monthly budget and must not exceed a cumulative weekly limit of E.10.0 million.

    Conversion of Debt to Equity

    On July 11, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $35.5 million aggregate principal amount of the Company's 5.75% Senior Subordinated Convertible Debentures due 2010 (the "Converted Debentures") for 8,165,000 shares of GTS common stock. The terms of the exchange agreement resulted in the early extinguishments of the Converted Debentures, which were discharged and cancelled as a result of the transaction. Of the 8,165,000 common shares issued, 1,289,736 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Debentures, with the balance being issued as additional consideration for the exchange. The Company recognized an extraordinary gain of approximately
E.39.4 million (this amount is net of unamortized debt issuance costs of approximately E.0.9 million) within its third quarter 2001 consolidated statements of operations in connection with this transaction.

    The above transaction is in addition to deleveraging transactions effected by GTS during April and May 2001 to extinguish $104.5 million aggregate principal amount of GTS's 5.75% Senior Subordinated Convertible Debentures due 2010. In connection with such previously reported transactions, GTS recognized an extraordinary gain within its second quarter consolidated statements of operations of approximately E.98.9 million (this amount is net of unamortized debt issuance costs of approximately E.3.1 million). After giving effect to all the above-described transactions, as of September 30, 2001, GTS had approximately E.359.3 million of such debentures outstanding.

    In addition, on July 11, 2001, the Company entered into another agreement with the same third party that exchanged the Converted Debentures on July 11, 2001 to exchange the third party's holding of 4,340,950 Depositary Shares, for 21,704,750 shares of GTS common stock. The terms of this exchange agreement resulted in the cancellation of this third party's Converted Depositary Shares as a result of the transaction. Of the 21,704,750 common shares issued, 6,290,904 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Depositary Shares, with the balance being issued as additional consideration for this exchange.

    During the third quarter, holders of 378,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.25% Cumulative Convertible Preferred Stock ("the Converted Depositary Shares"), exchanged their Depositary Shares for 547,793 shares of GTS common stock. Following the completion of these transactions, the Company had approximately 5.1 million Depository Shares outstanding. In addition, these transactions resulted in a reduction of unpaid dividends of approximately E.18.1 million.

    To the extent the shares of GTS common stock issued in connection with the above-described transactions relating to the Company's convertible debentures and Depositary Shares are sold, such sales are expected to have a depressive effect on the market price of the Company's common stock.

    NYSE Suspension of Trading and Delisting

    On June 4, 2001, The New York Stock Exchange ("NYSE") informed the Company that it had suspended trading in GTS common stock on the NYSE due to indications of an "abnormally low selling price." The NYSE also informed the Company that it intended to seek to de-list the Company's common stock. The Company did not believe that the NYSE's decision is well founded in the NYSE's rules and on July 18, 2001 the Company filed with the NYSE its request for reversal of the June 4, 2001 decision. The NYSE held a hearing on such matters on August 1, 2001, and upheld its decision to suspend the trading of GTS shares and seek the de-listing of GTS shares on the NYSE. Following the August 1, 2001 hearing, the Company decided not to take any further action with respect to this matter and the NYSE filed an application with the Securities and Exchange Commission to strike the listing and registration of GTS shares. The Securities and Exchange Commission issued an order granting the application of the NYSE to strike the listing and registration of the GTS shares, effective at the opening of business on August 31, 2001. The Company's shares currently trade on the Over the Counter Bulletin Board market under the symbol "GTLS.OB."

    Involuntary Chapter 7 Bankruptcy Petition

    On October 11, 2001, three holders of GTS Convertible Debentures filed an involuntary petition against the Company under chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filing of the petition itself does not mean that the Company is a debtor in a chapter 7 bankruptcy case or is otherwise inhibited from undertaking business or operating in the normal course. Under the Bankruptcy Code, the Company must file an answer within twenty days after it has been served with the petition. On November 1, 2001, the Company was served with the involuntary petition. On November 14, 2001, the Company consented to the relief sought in the petition and voluntarily converted its case from chapter 7 to chapter 11 of the Bankruptcy Code.

3.  BASIS OF PRESENTATION

    The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the nine months ended September 30, 2001 may not be indicative of the operating results for the full year.

    Reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to the 2001 presentation.

    Going Concern

    The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent on its ability to complete the restructuring of the obligations of the Company and GTS Europe BV under their public debt securities and of the Company's depositary shares representing its preferred stock and to consummate the KPNQwest acquisition as previously discussed in Note 2. "Significant Business Activities and Subsequent Events," under "--Defaults, Restructuring of Debt and Preferred Stock," and " --KPNQwest Acquisition." The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

    Functional Currency

    The functional currency for the Company's legal entities is the currency that most transactions are conducted in for a specific legal entity. The assets and liabilities for the Company's legal entities are translated into the Euro currency using current exchange rates at the balance sheet dates. Statement of operations items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account within the shareholders' deficit section of the consolidated balance sheets. Foreign currency transaction gains or losses are included in the calculation of net loss.

Recent Accounting Pronouncements

    In June, 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our consolidated financial statements.

    Discontinued Operations Presentation

    As previously discussed in Note 2. "Significant 2001 Business Activities and Subsequent Events", the Company initiated a Restructuring in November 2000, and as a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to the divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Further, Emerging Issues Task Force No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but Before the Issuance of Financial Statements", provides that the estimated loss from disposal and segment operating results should be presented as discontinued operations in the yet to be issued financial statements, if those statements are filed subsequent to the measurement date. Accordingly, the Company has restated its results of operations for all prior periods.

    Accordingly, the operations of the Golden Telecom and Business Services business segments have been presented within these financial statements on a discontinued basis and comprise:

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------------------     -------------------------
                                                                         2001           2000           2001           2000
                                                                      ----------     ----------     ----------     ----------
                                                                                           (IN MILLIONS)
Revenues from the discontinued business operations:
  Golden Telecom (through May 14, 2001) ..........................    E.      --     E.    32.3     E.    48.1     E.    85.4
  Business Services (through August 23, 2001) ....................          58.3          188.3          288.6          426.5
                                                                      ----------     ----------     ----------     ----------

Total Revenues from discontinued business operations .............    E.    58.3     E.   220.6     E.   336.7     E.   511.9
                                                                      ==========     ==========     ==========     ==========

Income (losses) from the discontinued operations of the Golden
 Telecom business segment, net of income taxes of E.0.1 and E.0.3 and E.0.1 and E.0.1 for the three and nine months ended September
 30, 2001 and 2000 respectively (through May 14, 2001) ...........    E.      --     E.     0.4     E.    (5.5)    E.    (5.4)

Estimated gain/(loss) on the divestiture of Golden Telecom .......           8.4             --          (17.8)            --
Loss from the discontinued operations of the Business Services
business segment (through August 23, 2001) .......................         (21.6)        (135.7)        (191.1)        (358.6)
                                                                      ----------     ----------     ----------     ----------

Loss from discontinued business operations .......................    E.   (13.2)    E.  (135.3)    E.  (214.4)    E.  (364.0)
                                                                      ==========     ==========     ==========     ==========

Extraordinary gain on the early extinguishment of debt of the
Business Services business segment ...............................    E.   687.3     E.      --     E.   687.3     E.      --
                                                                      ==========     ==========     ==========     ==========

    Upon the completion of the divestiture of the Business Services business segment, the Company recorded an extraordinary gain of E.687.3 million, principally attributable to the early extinguishment of the Esprit note obligations.

    No income taxes arise on the estimated loss on the divestiture of Golden Telecom, the losses from the discontinued operations of the Business Services business segment, or the extraordinary gain on the divesture of the Business Services business segment.

    The net assets of Golden Telecom included within the December 31, 2000 consolidated balance sheet consist of:

                                                                                 DECEMBER 31,
                                                                                     2000
                                                                                 ------------
                                                                                (in millions)

     Current assets ........................................................     E.     151.4
     Total assets ..........................................................            371.3

     Current liabilities ...................................................             38.8
     Total liabilities and minority interests ..............................            196.3
                                                                                 ------------

     Net assets reflected in the Company's consolidated balance sheets .....     E.     175.0
                                                                                 ============

    The net liabilities of Business Services business operations included within the December 31, 2000 consolidated balance sheet consist of:

                                                                                    DECEMBER 31,
                                                                                        2000
                                                                                    ------------
                                                                                    (in millions)

     Current assets ...........................................................     E.     758.9
     Total assets .............................................................          1,716.2

     Current liabilities ......................................................          1,406.3
     Total liabilities ........................................................          2,310.4
                                                                                    ------------

     Net liabilities reflected in the Company's consolidated balance sheets ...     E.    (594.2)
                                                                                    ============

    Financial Instruments

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which was amended in June 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. As previously discussed in Note 2. "Significant 2001 Business Activities and Subsequent Events," the buyers of part of Golden Telecom received a right to purchase the remaining shares of Golden Telecom from the Company (the "Right"). The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value. As of September 30, 2001, the remaining Right was valued at E.0.8 million and reflected as a current liability within our consolidated balance sheet.

4.  BUSINESS DISPOSITION AND RESTRUCTURING RELATED CHARGES

    2001 Business Initiatives

    In the first, second and third quarters of 2001, the Company recorded a charge that aggregates approximately E.846.8 million which is attributable to the previously discussed November 2000 Restructuring. The charge is comprised of professional advisory fees of E.19.5 million; write-off of impaired tangible assets of E.434.4 million; write-off of impaired intangible assets of E.332.2 million; E.29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E.31.5 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of Esprit, the Company and GTS Europe BV and the Company's Depositary Shares. In determining the write-down amounts for the tangible and intangible assets, the Company utilized the estimated total consideration of the KPNQwest Acquisition, including the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees and personnel retention amounts will be remitted to the respective parties during the fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout the final quarter of 2001 and the first quarter of 2002 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional severance for personnel and additional professional advisory fees.

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

    At September 30, 2001, E.47.9 million remains as an accrual for additional cash payments that the Company expects to pay in 2001 and 2002 for its business disposition and restructuring related initiatives.

5.  EQUITY RELATED - NON-CASH COMPENSATION:

    The Company has recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E.12.8 million and
E.1.8 million in the nine months ended September 30, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E.16.0 million and E.19.0 million, by the end of 2001.

6.  COMPREHENSIVE INCOME (LOSS)

    The following table reflects the calculation of comprehensive income (loss) for GTS for the three and nine months ended September 30, 2001 and 2000:

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -------------------------     -------------------------
                                                                             2001           2000           2001           2000
                                                                          ----------     ----------     ----------     ----------
                                                                                               (IN MILLIONS)

    Net loss .........................................................    E.   (57.2)    E.  (213.4)    E.  (535.0)    E.  (513.4)

    Other comprehensive (losses) gains:
      Preferred Dividends ............................................          (6.9)         (10.0)         (26.2)         (28.9)
      Unrealized holding losses on available for sale securities .....         (10.9)            --           (2.0)            --
      Foreign currency translation adjustments .......................         105.9         (107.1)           3.5          (99.5)
                                                                          ----------     ----------     ----------     ----------

    Comprehensive income (loss) ......................................    E.    30.9     E.  (330.5)    E.  (559.7)    E.  (641.8)
                                                                          ==========     ==========     ==========     ==========

7.  RELATED PARTY TRANSACTIONS

    Included in revenues for period ended August 23, 2001 and for the nine months ended September 30, 2000, were E.26.1 million and E.43.9 million of revenues, respectively, from the Company's discontinued Business Services business segment. Included in revenues for the period ended May 14, 2001 and for the nine months ended September 30, 2000, were E.0.5 million and E.0.2 million of revenues, respectively, from the Company's discontinued Golden Telecom business segment.

    Included in access and network services costs for the period ended August 23, 2001 and for the nine months ended September 30 2000, were E.0.8 million and
E.2.0 million of access and network services costs, respectively, from the Company's discontinued Business Services business segment. Included in access and network services costs for the period ended May 14, 2001 was E.1.5 million of access and network services costs from the Company's discontinued Golden Telecom business segment. There was no access and network services costs for the nine months ended September 30, 2000 from the Company's discontinued Golden Telecom business segment.

    As of December 31, 2000, the Company had net receivables of E.324.8 million, that were due from the Company's discontinued Business Services business segment. Pursuant to the Business Services Divestiture, certain of these receivables were realized by the Company in the second quarter 2001, as the Company acquired the Ebone related business assets that were owned by the Business Services business operations, prior to their divestiture. These Ebone assets were sold to the Company based on a fair market value appraisal. As reflected in the agreement with the Esprit noteholders, the remaining amount of net receivables were contributed as either equity or forgiven and included as a reduction in the extraordinary gain on the divestiture of the Business Services business segment. As of December 31, 2000, the Company had net receivables of
E.13.4 million, that were due from the Company's discontinued Golden Telecom business segment.

8.  SEGMENT INFORMATION

    Based on the Company's current organizational structure, the Company operates in two reportable business segments: Ebone and Central Europe. The Corporate segment will be absorbed into Ebone upon the completion of the Company's restructuring and sale of businesses activities. Prior to the first quarter of 2001, the Company had two other reportable segments: Golden Telecom and Businesses Services, but due to their divestiture and the Company's decision to follow discontinued operations accounting for those businesses, the Company is no longer disclosing those businesses as reportable business segments (see
Note 3. "Basis of Presentation - Discontinued Operations Presentation").

    The Company's reportable segments represent business units that offer telecommunication products and service offerings, that include, the provision of broadband, internet, data and voice services to its customers, which are currently being managed separately due to the geographic dispersion of their operations.

    Information about the Company's segments is as follows:

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------------------     -------------------------
(IN MILLIONS)                                                      2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
Revenues:
   Ebone ...................................................    E.    80.1     E.   108.9     E.   273.6     E.   311.8
   Central Europe ..........................................          28.9           19.0           82.0           42.9
   Corporate/Eliminations ..................................          (4.6)          (2.6)         (12.9)          (3.4)
                                                                ----------     ----------     ----------     ----------
Total Revenue ..............................................         104.4          125.3          342.7          351.3

Income (loss) from operations:
   Ebone ...................................................        (745.2)          11.3         (877.4)          57.4
   Central Europe ..........................................         (31.2)          (0.3)         (32.9)          (0.7)
   Corporate ...............................................         (25.0)         (37.7)        (116.9)         (86.2)
                                                                ----------     ----------     ----------     ----------
Total (loss) income from operations ........................        (801.4)         (26.7)      (1,027.2)         (29.5)

Unallocated other income / (expense):
   Interest, net ...........................................         (31.2)         (23.4)        (130.1)         (62.1)
   Other expenses, net .....................................          62.2          (23.1)          13.5          (44.2)
                                                                ----------     ----------     ----------     ----------
     Loss from continuing operations before income taxes ...    E.  (770.4)    E.   (73.2)    E.(1,143.8)    E.  (135.8)

Assets:
   Ebone ...................................................                                     1,265.4        2,245.4
   Central Europe ..........................................                                       147.2          122.4
   Corporate/Eliminations ..................................                                        37.6          319.2
                                                                                              ----------     ----------
Total assets from continuing business operations ...........                                  E. 1,450.2     E. 2,687.0

Capital expenditures:
   Ebone ...................................................          35.2          135.1          132.7          331.2
   Central Europe ..........................................           3.5            9.9           21.6           28.8
   Corporate ...............................................            --           20.3           51.5           74.6
                                                                ----------     ----------     ----------     ----------
Total capital expenditures .................................    E.    38.7     E.   165.3     E.   205.8     E.   434.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 2001 and 2000 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

NOVEMBER 2000 RESTRUCTURING

    In November 2000, the Company announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on the Company's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and alternative telecommunications providers, like the Company, has become unavailable or has become available only with extremely onerous terms and conditions. At the same time, the pace of competition in the Company's markets has intensified. The Company cannot predict when these conditions will improve. Consequently, the Company determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company believes it has made significant progress during the first, second and third quarters of 2001 to complete the Restructuring and to enhance its liquidity position, the future viability of the Company will depend upon the Company's ability to complete the Restructuring, as well as complete the restructuring of the obligations of the Company and Global TeleSystems Europe B.V. ("GTS Europe BV) under their public debt securities and of the Company's Depositary Shares, as described in more detail below under "--KPNQwest Acquisition" and "--Liquidity and Capital Resources." There can be no assurance that these objectives will be met or such efforts successfully consummated.

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

    During the first quarter of 2001, the Company completed the sale of a majority of its 62% interest in Golden Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from the Company in an initial public offering, which occurred in October 1999. On July 10, 2001, the buyers notified the Company of the exercise of their right to cause the Company to sell certain shares of Golden Telecom held by the Company. The buyers designated Golden Telecom as the purchaser of such shares. On July 24, 2001, the Company completed the sale of 2.3 million shares of Golden Telecom to Golden Telecom (as designee of each of the buyers) for $25 million. After the conclusion of this sale, the Company owned approximately 0.6 million shares, or approximately 2.4% of Golden Telecom. On October 30, 2001, one of the buyers in the May 14, 2001 sale purchased from the Company the remaining shares of Golden Telecom held by the Company for approximately $6 million.

    During the second quarter of 2001, GTS and GTS Europe BV commenced discussions with holders of their senior notes and, in the case of GTS, its convertible debentures and depositary shares representing its preferred stock. In their discussions, GTS and GTS Europe BV explored various options for reducing such debt obligations and depositary shares and related cash interest obligations and dividend requirements. In July 2001, the Company announced that representatives of informal committees representing holders of public debt of the Company and GTS Europe BV and the depositary shares have retained independent advisors, that the advisors have begun their due diligence investigations and that the Company would make a formal recapitalization proposal to these representatives in the near future. The Company retained Houlihan Lokey Howard & Zukin as its investment banker to assist in developing a financial restructuring plan and undertaking discussions with security holders of the Company and GTS Europe BV.

    As disclosed in greater detail below under "--KPNQwest Acquisition" and "--Liquidity and Capital Resources," during the first, second and third quarters of 2001, the Company made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position. In addition, as further described in more detail below under "--KPNQwest Acquisition" and "--Liquidity and Capital Resources," the Company has reached an agreement with representatives of informal committees representing holders of public debt securities of the Company and GTS Europe BV with respect to a consensual plan in regard to the obligations under those securities.

    KPNQWEST ACQUISITION

         On October 19, 2001, the Company announced that it had signed a definitive share purchase agreement with KPNQwest. The agreement provides that KPNQwest will acquire, under the terms and conditions therein (i) GTS Europe BV and (ii) the Company's Central European businesses (the "KPNQwest Acquisition"). KPNQwest will acquire these companies through the issuance of approximately
E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The transaction is expected to close during the first quarter of 2002.

         The Company also reached agreements with the informal committees representing the holders of the Company's and GTS Europe BV's debt securities with respect to existing events of default under such debt securities, the terms of the transaction with KPNQwest and the allocation of the KPNQwest senior convertible notes. To ensure the binding nature of the sale arrangement on all of the holders of their debt securities, the Company and GTS Europe BV expect that the transaction will be effectuated through "pre-arranged" court proceedings by the Company and GTS Europe BV under United States bankruptcy laws and a corresponding application by GTS Europe BV for "surseance" and "deposition for composition" in The Netherlands.

    On November 14, 2001, the Company and GTS Europe BV filed petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the Bankruptcy Code, the Company and GTS Europe BV will continue in the management and possession of their properties as debtors in possession. Also on November 14, 2001, GTS Europe BV commenced a proceeding in the District Court of Amsterdam under the Netherlands Bankruptcy Act relating to a moratorium of payments to creditors and a binding composition. Approval of the a plan of reorganization in the U.S. would be subject to, among other things, acceptance by more than one-half in number and two-thirds in dollar amount of voting holders of debt securities in the requisite classes. Approval of the plan in The Netherlands would be subject to, among other things, approval by two-thirds in number and three-quarters in value of the GTS Europe BV debt security holders participating in the proceedings. The transaction also may require approval by the European Commission competition authorities.

    In addition, the Company caused certain of its affiliates to enter into a Share and Asset Purchase Agreement, dated as of October 18, 2001 (the "Share and Asset Purchase Agreement"), with KPNQwest and certain of its affiliates, calling for the sale of all of the outstanding shares of GTS Transatlantic Carrier Services, Ltd. ("GTS Transatlantic"), the owner of the Company's rights in a transatlantic cable system known as FLAG-Atlantic-1 (the "System"), together with the equipment used by certain affiliates of the Company to operate and maintain the System. The aggregate purchase price for these purchases was E.50 million (the "Purchase Price"), payable in installments of E.5 million, E.10 million, E.15 million and E.20 million on October 19, 2001,

November 15, 2001, December 15, 2001 and February 28, 2002, respectively. Additionally, pursuant to the Share and Asset Purchase Agreement, GTS Network (Ireland) Limited, an affiliate of the Company, will provide at cost network management services for KPNQwest and its affiliates in respect of the equipment purchased under the Share and Asset Purchase Agreement.

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

    The Company's goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

    o Our pan-European broadband fiber optic network, which extends more than 25,000 kilometers, reaches virtually all major European cities, and is the largest such operational network in Europe;

    o Our pan-European Tier 1 Internet Protocol backbone, which carries large volumes of Internet data traffic and is the first European IP network to operate at 10 gigabits per second; and

    o Our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers.

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

RESULTS OF OPERATIONS

  Organizational structure change

    THE FINANCIAL RESULTS THAT ARE REFLECTED BELOW ARE NOT INDICATIVE OF THE FUTURE FINANCIAL RESULTS OF THE COMPANY AS A RESULT OF THE RESTRUCTURING.

    The following table sets forth the statement of operations as a percentage of revenues:

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      --------------------------      --------------------------
                                                                         2001            2000            2001            2000
                                                                      ----------      ----------      ----------      ----------

Revenues .........................................................         100.0%          100.0%          100.0%          100.0%
Access and network services ......................................          66.0            43.7            60.5            39.1
Selling, general and administrative ..............................          39.8            30.1            36.3            31.9
Depreciation and amortization ....................................          60.6            34.6            52.1            32.5
Business disposition, merger and restructuring related charges ...         696.5            12.5           247.1             4.4
Equity related - non-cash compensation ...........................           4.7             0.5             3.8             0.6
                                                                      ----------      ----------      ----------      ----------
Loss from operations .............................................        (767.6)          (21.4)         (299.8)           (8.5)

Interest expense .................................................         (34.2)          (36.3)          (42.5)          (38.2)
Interest income ..................................................           4.3            17.6             4.7            20.5
Foreign currency losses ..........................................          50.8           (20.3)            0.8           (13.7)
Other income/(expense) ...........................................           8.8             1.8            (3.1)            1.1
                                                                      ----------      ----------      ----------      ----------
Loss before income taxes .........................................        (737.9)          (58.6)         (333.7)          (38.8)
Income taxes .....................................................           0.3             3.9             0.7             3.9
                                                                      ----------      ----------      ----------      ----------
Net loss from continuing operations ..............................        (738.2)           62.5          (334.4)          (42.7)

Income (loss) from discontinued business operations ..............         (12.6)         (108.0)          (62.7)         (103.6)
                                                                      ----------      ----------      ----------      ----------
Net loss before extraordinary item ...............................        (750.8)%        (170.5)%        (397.1)%        (146.3)%
                                                                      ----------      ----------      ----------      ----------

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Consolidated revenues decreased to E.104.4 million, or (16.7)%, for the three months ended September 30, 2001 as compared to E.125.3 million for the three months ended September 30, 2000. Components of revenue for the three months ended September 30, 2001 were Ebone (E.80.1 million), Central Europe (E.28.9 million) and Corporate/Eliminations (E.(4.6) million). Components of revenues for the three months ended September 30, 2000 were comprised of Ebone (E.108.9 million), Central Europe (E.19.0 million) and Corporate/Eliminations (E.(2.6) million). The decrease in Ebone revenue was due to pricing pressures in the carrier's carrier market resulting in price declines on existing and new contracts and cancellations of certain contracts as competitors completed network buildout.

    Access and Network Services. Access and network services costs for the three months ended September 30, 2001 increased to E.68.9 million or 66.0% of revenues as compared to E.54.7 million or 43.7% of revenues for the three months ended September 30, 2000. The increase in access and network services costs as a percentage of revenues in the second quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 increased to E.41.5 million or 39.8% of revenues as compared to E.37.7 million or 30.1% of revenues for the three months ended September 30, 2000. Components of selling, general and administrative expenses for the three months ended September 30, 2001 were Ebone (E.26.5 million, or 33.1% of Ebone revenues), Central Europe (E.6.2 million, or 21.5% of Central Europe revenues) and Corporate (E.8.8 million). Components of selling, general and administrative expenses for the three months ended September 30, 2000 were Ebone (E.16.6 million, or 15.3% of Ebone revenues), Central Europe (E.4.2 million, or 21.9% of Central Europe revenues) and Corporate (E.16.9 million). The increase in selling, general and administrative expenses as a percentage of revenues for Ebone, is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to
E.63.3 million or 60.6% of revenues for the three months ended September 30, 2001 as compared to E.43.4 million or 34.6% of revenues for the three months ended September 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities.

    Business Disposition and Restructuring Related Costs. In the third quarter of 2001, the Company recorded a charge that aggregates approximately E.727.1 million which is attributable to the previously discussed November 2000 Restructuring. The charge is comprised of professional advisory fees of E.7.2 million; write-off of impaired tangible assets of E.372.8 million; write-off of impaired intangible assets of E.332.2 and personnel related costs of E.14.9 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of Esprit, the Company and GTS Europe BV and the Company's Depositary Shares. In determining the write-down amounts for the tangible and intangible assets, the Company utilized the estimated total consideration of the KPNQwest Acquisition, including the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees and personnel retention amounts will be remitted to the respective parties during the fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout the final quarter of 2001 and the first quarter of 2002 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional severance for personnel and additional professional advisory fees.

    Equity Related - Non-Cash Compensation. The Company recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E.5.0 million and E.0.6 million in the three months ended September 30, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E.16.0 million and
E.19.0 million, by the end of 2001.

    Interest Expense. Interest expense decreased to approximately E.35.7 million for the three months ended September 30, 2001 as compared to E.45.5 million for the three months ended September 30, 2000. The decrease in interest expense is primarily attributable to decreased interest on the Converted Debentures as a result of exchanges in April, May and July of $140.0 million of these debentures into GTS common stock and decreased interest on capital leases related to facilities closed or in the process of being closed as part of the November 2000 Restructuring.

    Interest Income. Interest income decreased to approximately E.4.5 million for the three months ended September 30, 2001 as compared to E.22.1 million for the three months ended September 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Gains (Losses). The Company recognized foreign currency gains of E.53.0 million in the three months ended September 30, 2001 as compared to losses of (E.25.4) million in the three months ended September 30, 2000. The changes in foreign currency gains (losses) is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Loss From Discontinued Business Operations. As a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to its divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E.13.2 million and E.135.3 million in the three months ended September 30, 2001 and 2000, respectively.

    Extraordinary Item. For the three months ended September 30, 2001, the company recorded a E.726.7 million extraordinary charge to earnings resulting from the early extinguishment of debt obligations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Consolidated revenues decreased to E.342.7 million, or (2.4)%, for the nine months ended September 30, 2001 as compared to E.351.3 million for the nine months ended September 30, 2000. Components of revenue for the nine months ended September 30, 2001 were Ebone (E.273.6 million), Central Europe (E.82.0 million) and Corporate/Eliminations ((E.12.9) million). Components of revenues for the nine months ended September 30, 2000 were comprised of Ebone (E.311.8 million), Central Europe (E.42.9 million) and Corporate/Eliminations (E.(3.4) million). The decrease in Ebone revenue was due to pricing pressures in the carrier's carrier market resulting in price declines on existing and new contracts and cancellations of certain contracts as competitors completed network buildout.

    Access and Network Services. Access and network services costs for the nine months ended September 30, 2001 increased to E.207.5 million or 60.5% of revenues as compared to E.137.3 million or 39.1% of revenues for the nine months ended September 30, 2000. The increase in access and network services costs as a percentage of revenues in the first quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2001 increased to E.124.3 million or 36.3% of revenues as compared to E.112.1 million or 31.9% of revenues for the nine months ended September 30, 2000. Components of selling, general and administrative expenses for the nine months ended September 30, 2001 were Ebone (E.73.8 million, or 26.7% of Ebone revenues), Central Europe (E.18.3 million, or 22.3% of Central Europe revenues) and Corporate (E.32.2 million). Components of selling, general and administrative expenses for the nine months ended September 30, 2000 were Ebone (E.48.9 million, or 15.7% of Ebone revenues), Central Europe (E.10.3 million, or 24.1% of Central Europe revenues) and Corporate (E.52.9 million). The increase in selling, general and administrative expenses as a percentage of revenues for Ebone, is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to
E.178.5 million or 52.1% of revenues for the nine months ended September 30, 2001 as compared to E.114.0 million or 32.5% of revenues for the nine months ended September 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities.

    Business Disposition and Restructuring Related Costs. In the first, second and third quarters of 2001, the Company recorded a charge that aggregates approximately E.846.8 million which is attributable to the previously discussed November 2000 Restructuring. The charge is comprised of professional advisory fees of E.19.5 million; write-off of impaired tangible property of E.434.4 million; write-off of impaired intangible assets of E.332.2; E.29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E.31.5 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of Esprit, the Company and GTS Europe BV and the Company's Depositary Shares. In determining the write-down amounts for the tangible and intangible assets, the Company utilized the estimated total consideration of the KPNQwest Acquisition, including the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company, and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fee's and personnel retention amounts will be remitted to the respective parties during the fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional severance for personnel and additional professional advisory fees.

    Equity Related - Non-Cash Compensation. The Company recognized non-cash compensation costs associated with equity securities, restricted shares and stock options, of E.12.8 million and E.1.8 million in the nine months ended September 30, 2001 and 2000, respectively. The Company anticipates that it will have recognized non-cash compensation charges in the range of E.16.0 million and
E.19.0 million, by the end of 2001.

    Interest Expense. Interest expense increased to approximately E.146.1 million for the nine months ended September 30, 2001 as compared to E.134.1 million for the nine months ended September 30, 2000. This increase in interest expense is primarily attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately E.16.0 million for the nine months ended September 30, 2001 as compared to E.72.0 million for the nine months ended September 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Gain (Loss). The Company recognized foreign currency gains of E.2.9 million in the nine months ended September 30, 2001 as compared to losses of (E.48.2) million in the nine months ended September 30, 2000. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Loss From Discontinued Business Operations. As a result of the Restructuring, the Company has entered into agreements during the first and second quarters of 2001 related to its divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for the disposal of these segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E.214.4 million and E.364.0 million in the nine months ended September 30, 2001 and 2000, respectively.

    Extraordinary item. For the nine months ended September 30, 2001, the Company recorded E.825.6 million of extraordinary charges to earnings resulting from the early extinguishment of debt obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

    The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur between E.200 million to E.250 million in cash capital expenditures in 2001 to implement our business plan, and these amounts include the requirements for our Central European business segment and the transatlantic capacity participation discussed below. The cash capital expenditure amounts disclosed above excludes the cash capital expenditure requirements for our Golden Telecom and Business Services businesses that we have substantially divested or are in the process of divesting. Further, pursuant to the arrangement that the Company has negotiated with the Esprit bondholders, the Company contemplates that it will be responsible to fund E.65 million to its Business Services business operations during 2001, the E.65 million includes funding since the beginning of the year.

    On May 14, 2001, the Company announced that it had closed the sale to a group of buyers of 12.2 million shares of the common stock of Golden Telecom for approximately E.143.7 million. Of the E.143.7 million, approximately E.68.1 million of cash was received at closing with the remaining E.75.6 million being received by the end of May. The buyers also have a right to purchase from the Company, during the 60 day period following May 14th, up to an additional E.28.4 million of Golden Telecom shares at a price of E.12.51 per share, and, if certain conditions are met, the right to purchase the Company's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E.12.51 price per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date. After the closing discussed above, the Company owned approximately 2.9 million common shares of Golden Telecom, or approximately 11.6% of the outstanding Golden Telecom common shares. In addition, in connection with such closing, three of the four Company representatives on the Golden Telecom Board of Directors resigned and the Company's representation no longer constituted a majority of the membership on that Board. On July 10, 2001, the buyers notified the Company of the exercise of their right to cause the Company to sell certain shares of Golden Telecom held by the Company. The buyers designated Golden Telecom as the purchaser of such shares. On July 24, 2001, the Company completed the sale of 2.3 million shares of Golden Telecom to Golden Telecom (as designee of each of the buyers) for $25 million. After the conclusion of this sale, the Company owned approximately 2.4% of Golden Telecom. On October 31, 2001, one of the buyers in the May 14, 2001 sale purchased from the Company the remaining shares, approximately 2.4% of Golden Telecom held by the Company for approximately $6 million.

    On June 1, 2001, the Company and GTS Europe BV, announced plans to initiate discussions with the holders of their debt securities and, in the case of the Company, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, the Company announced that representatives of informal committees representing holders of public debt of the Company and GTS Europe BV and Depositary Shares evidencing interests in preferred stock of the Company have retained independent advisors; that the advisors have begun their due diligence investigations; and that the Company would make a formal recapitalization proposal to these representatives in the near future.

    In view of these plans and ongoing discussions with security holders of the Company and GTS Europe BV, GTS Europe BV did not make cash interest payments, due on June 1, 2001, of E.15.1 million on its E.275 million aggregate principal amount of 11% Senior Notes due 2009 and E.11.8 million on its E.225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E.13.8 million) on its $362.4 million (approximately E.426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, GTS Europe BV did not make a cash interest payment due on that date of $10.4 million (approximately E.11.6 million) on its $200 million (approximately E.235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E.4.4 million on its E.85 million aggregate principal amount of its 10.375% Senior Notes due 2006. Such payment defaults matured into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS did not make the $5.2 million (approximately E.5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E.123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and GTS Europe BV did not make the $15.2 million (approximately E.17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately
E.311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. These payment defaults matured into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    Banc of America Securities Limited, Bank of America International Limited, Deutsche Bank AG London, Dresdner Bank AG London Branch and, E.N. Investment Company, Centaurus Alpha Master Fund Limited, Lehman Commercial Paper Inc., Morgan Stanley & Co. International Limited, certain investment funds and accounts managed by Oaktree Capital Management, LLC and certain other funds described as the "Mackay Funds" (collectively, the "Bank Group"), which are parties to a E.250.0 million revolving credit facility with the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V., an indirect subsidiary of the Company and a direct subsidiary of GTS Europe BV), waived any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Senior Notes and GTS Senior Notes and Convertible Debentures. The Bank Group also waived certain other defaults under such credit facility. These waivers may expire if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities or a bankruptcy or insolvency is commenced by or against the Company or GTS Europe BV in the U.S. or The Netherlands other than a bankruptcy pursuant to the proposed voluntary restructuring of the Company and its subsidiaries.

    On July 11, 2001, the Company entered into an agreement with a third party to exchange the third party's holding of $35.5 million aggregate principal amount of the Company's 5.75% Senior Subordinated Convertible Debentures due 2010 (the "Converted Debentures") for 8,165,000 shares of GTS common stock. The terms of the exchange agreement resulted in the early extinguishments of the Converted Debentures, which were discharged and cancelled as a result of the transaction. Of the 8,165,000 common shares issued, 1,289,736 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Debentures, with the balance being issued as additional consideration for the exchange. The Company recognized an extraordinary gain of approximately
E.39.4 million (this amount is net of unamortized debt issuance costs of approximately E.0.9 million) within its third quarter 2001 consolidated statements of operations in connection with this transaction.

    The above transactions is in addition to deleveraging transactions effected by GTS during April and May 2001 to extinguish $104.0 million aggregate principal amount of GTS's 5.75% Senior Subordinated Convertible Debentures due 2010. In connection with such previously reported transactions, GTS recognized an extraordinary gain within its second quarter consolidated statements of operations of approximately E.98.9 million (this amount is net of unamortized debt issuance costs of approximately E.3.1 million). After giving effect to all the above-described transactions, as of September 30, 2001, GTS had approximately E.359.3 million of such debentures outstanding.

    On October 18, 2001 the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V.) entered into a Second Supplemental Agreement dated 18 October 2001 with the Bank Group, which Second Supplemental Agreement amended and restated the existing Loan Agreement providing for a revolving credit facility available to Global TeleSystems Europe Holdings B.V (such facility, as it was amended pursuant to the Second Supplemental Agreement, the "Amended Bank Facility"). The Amended Bank Facility provides, on the terms and conditions therein, for a revolving credit facility of up to E.250.0 million which terminates upon consummation of the bankruptcy restructuring of the Company and its subsidiaries. As of November 14, 2001, E.170.0 million is outstanding under the Amended Bank Facility. The Amended Bank Facility comprises two tranches, "Tranche A" of up to E.150.0 million and "Tranche B" of up to
E.100.0 million. No utilizations may be made under Tranche B if the Company's gross cash balances are more than E.10.0 million. In addition, utilizations under Tranche B must be consistent with the Company's agreed monthly budget and must not exceed a cumulative weekly limit of E.10.0 million.

    On October 19, 2001, the Company announced that it had signed a definitive share purchase agreement with KPNQwest. The agreement provides that KPNQwest will acquire, under the terms and conditions therein, (the "KPNQwest Acquisition") (i) GTS Europe BV and (ii) the Company's Central European businesses. KPNQwest will acquire these companies through the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The transaction is expected to close during the first quarter of 2002.

    The Company also reached agreements with the informal committees representing the holders of the Company's and GTS Europe BV's debt securities with respect to existing events of default under such debt securities, the terms of the transaction with KPNQwest and the allocation of the KPNQwest senior convertible notes. Holders of approximately 67% of the approximately E.1.1 billion outstanding principal amount of the publicly traded GTS Europe BV Senior Notes, approximately 78% of the approximately E.116 million outstanding principal amount of the GTS Senior Notes and approximately 35% of the approximately E.362 million outstanding principal amount of GTS Convertible Debentures signed forbearance agreements committing them to support, on the terms and conditions therein, the proposed transaction subject to certain terms and conditions, and to forbear from exercising and from supporting any exercise of remedies against the Company or GTS Europe BV arising under such debt securities.

    To ensure the binding nature of the sale arrangement on all of the holders of their debt securities, the Company and GTS Europe BV expect that the transaction will be effectuated through "pre-arranged" court proceedings by the Company and GTS Europe BV under U.S. bankruptcy laws and a corresponding application by GTS Europe BV for "surseance" and "deposition for composition" in The Netherlands.

         On November 14, 2001, the Company and GTS Europe BV filed petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the Bankruptcy Code, the Company and GTS Europe BV will continue in the management and possession of their properties as debtors in possession. Also on November 14, 2001, GTS Europe BV commenced a proceeding in the District Court of Amsterdam under the Netherlands Bankruptcy Act relating to a moratorium of payments to creditors and a binding composition. The plan of reorganization filed in the U.S. and Dutch court proceedings provide for the E.210.0 million KPNQwest senior convertible notes and other assets of the Company and GTS Europe BV to be distributed to the debt security holders of the Company and GTS Europe BV as agreed between the Company and the informal committees representing the debt security holders. The Company anticipates that the plan would also include provisions for mergers and other restructuring transactions necessary to effectuate the acquisition, payment in the ordinary course of the Company's trade creditors, and releases from liability of the parties involved in negotiating the transaction for their roles in the transaction. The plan would not provide for a distribution to equity security holders of the Company.

         Approval of the plan in the United States would be subject to, among other things, acceptance by more than one-half in number and two-thirds in dollar amount of voting holders of debt securities in the requisite classes. Approval of the plan in The Netherlands would be subject to, among other things, approval by two-thirds in number and three-quarters in value of the GTS Europe BV debt security holders participating in the proceedings. The transaction also may require approval by the European Commission and is subject to other conditions.

         The Company anticipates that none of the operating subsidiaries of the Company will be involved in either court proceeding and both the Dutch and U.S. plans will call for all vendor claims of the Company's operating subsidiaries to be paid in the ordinary course of business.

         Pursuant to the agreement between the Company and the informal committees representing its debt security holders, the E.210 million of new KPNQwest senior convertible notes will be allocated as follows: (i) approximately E.40.0 - 55.0 million principal amount will be distributed to bondholders participating in the interim financing agreement based upon peak interim borrowings; (ii) approximately E.5.3 million principal amount, plus part of the allocation outlined below, will be allocated to the GTS Convertible Debentures, which will result in a total allocation to the GTS Convertible Debentures of E.10.0 million in principal amount of senior convertible notes;
(iii) 76 percent of the remaining net amount of the new senior convertible notes will be allocated to the GTS Europe BV bondholders and (iv) the remaining 24 percent of the senior convertible notes, less the approximately E.4.7 million principal amount required to increase the allocation to the GTS Convertible Debentures to E.10.0 million principal amount, will be allocated to the holders of the GTS Senior Notes. In addition, the holders of the GTS Senior Notes will receive the Company's investments in the common stock, warrants and a portion of the preferred shares of Ventelo BV, the Company's reorganized business services voice operations unit that was divested by the Company earlier this year.

         In addition, the Company caused, as of October 18, 2001, certain of its affiliates to enter into the Share and Asset Purchase Agreement with KPNQwest and certain of its affiliates, calling for the sale of all of the outstanding shares of GTS Transatlantic, the owner of the Company's rights in the System, together with the equipment used by certain affiliates of the Company to operate and maintain the System. The Purchase Price is payable in installments of E.5 million, E.10 million, E.15 million and E.20 million on October 19, 2001, November 15, 2001, December 15, 2001 and February 28, 2002, respectively. Additionally, pursuant to the Share and Asset Purchase Agreement, GTS Network (Ireland) Limited, an affiliate of the Company, will provide at cost network management services for KPNQwest and its affiliates in respect of the equipment purchased under the Share and Asset Purchase Agreement.

    During the third quarter, holders of 378,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.25% Cumulative Convertible Preferred Stock ("the Converted Depositary Shares"), exchanged their Depositary Shares for 547,793 shares of GTS common stock.

    In addition, on July 11, 2001, the Company entered into another agreement with the same third party that exchanged the Converted Debentures on July 11, 2001 to exchange the third party's holding of 4,340,950 Depositary Shares, for 21,704,750 shares of GTS common stock. The terms of this exchange agreement resulted in the cancellation of the Converted Depositary Shares of this third party as a result of the transaction. Of the 21,704,750 common shares issued, 6,290,904 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Depositary Shares, with the balance being issued as additional consideration for the exchange. Following completion of this transaction, the Company had outstanding approximately 5.1 million Depositary Shares.

    To the extent the shares of GTS common stock issued in connection with the above-described transactions relating to the Company's convertible debentures and Depositary Shares are sold, such sales are expected to have a depressive effect on the market price of the Company's common stock.

    Based on the Company's current existing cash balances (including net proceeds from the sale of the remaining 0.6 million common shares in Golden Telecom); projected internally generated funds and funds from the sale of assets under the Share and Asset Purchase Agreement; available borrowings under the Amended Bank Facility, the Company's recent agreement under the Esprit Restructuring to divest its voice focused Business Services business, which received court approval on July 27, 2001; and cash made available as a result of the Company's decision not to pay interest on its and GTS Europe BV's public debt securities in connection with the commencement of restructuring discussions with the holders of such debt securities, the Company believes that it will be able to address its funding requirements into first quarter 2002. There can be no assurance that the Company will be able to address its longer-term funding needs, or that the KPNQwest acquisition will be successfully consummated.

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (i) consummate the KPNQwest acquisition, (ii) consummate the restructuring of the Company's and GTS Europe BV's debt obligations and GTS' depositary shares described above, (iii) meet the conditions to borrowing under the Amended Bank Facility, (iv) effectively and efficiently manage the expansion of the Ebone network and operations and the completion of its City Enterprise Network infrastructure in the targeted metropolitan markets, (v) implement its strategy to become a leading provider of data and IP to corporate businesses, (vi) limit, to the extent possible, price erosion for broadband services, (vii) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe, and (viii) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses.

    If the Company cannot consummate the KPNQwest acquisition or otherwise raise additional capital through these steps or otherwise, however, the Company may be compelled to examine and pursue other alternatives, including instituting further cash conservation measures, which may include a further curtailment of capital and other expenditures, a sale of assets (in addition to those assets the Company has sold or other wise disposed of as part of the Restructuring) or a liquidation of the Company

LIQUIDITY ANALYSIS

    The Company had cash and cash equivalents of E.34.0 million and E.219.1 million as of September 30, 2001 and December 31, 2000, respectively. The Company had restricted cash of E.49.2 million and E.89.1 million as of September 30, 2001 and December 31, 2000, respectively. The restricted cash relates to cash held in escrow that is primarily related to bank guarantees issued in connection with leases in the ordinary course of business in 2001 and 2000 and additionally, for the Company's funding requirements for the FLAG Atlantic Limited joint venture in 2000.

    The Company used cash of E.166.2 million and provided cash of E.32.5 million for its operating activities for the nine months ended September 30, 2001 and 2000, respectively. In addition, at September 30, 2001, the Company had E.47.9 million of accrued expenses associated with unpaid liabilities that have resulted from our Restructuring. The Company also provided cash of E.6.8 million and used cash of E.400.2 million for its investing activities in the nine months ended September 30, 2001 and 2000, respectively. The Company has consistently spent a significant amount of its investing cash flows on building its telecommunications network. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, the Company may not be able to meet its debt service obligations or working capital requirements.

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

IMPACT OF THE EURO

    On January 1, 2000, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where the Company has operations, established fixed conversion rates between their existing sovereign currencies and a new currency called the 'Euro' (E.). These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

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

                            PART II OTHER INFORMATION

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    DEFAULTS

    On June 1, 2001, the Company and Global TeleSystems Europe B.V. ("GTS Europe BV"), a wholly-owned subsidiary of the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of the Company, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, the Company announced that representatives of informal committees representing holders of public debt of the Company and GTS Europe BV and depositary shares evidencing interests in preferred stock of the Company had retained independent advisors, that the advisors had begun their due diligence investigations and that the Company would make a formal recapitalization proposal to these representatives in the near future.

    In view of these plans and ongoing discussions with security holders of the Company and GTS Europe BV, GTS Europe BV did not make cash interest payments, due on June 1, 2001, of E.15.1 million on its E.275 million aggregate principal amount of 11% Senior Notes due 2009 and E.11.8 million on its E.225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E.13.8 million) on its $362.4 million (approximately E.426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, GTS Europe BV did not make a cash interest payment due on that date of $10.4 million (approximately E.11.6 million) on its $200 million (approximately E.235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E.4.4 million on its E.85 million aggregate principal amount of its 10.375% Senior Notes due 2006. Such payment defaults matured into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS did not make the $5.2 million (approximately E.5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E.123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and GTS Europe BV did not make the $15.2 million (approximately E.17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately
E.311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. These payment defaults matured into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    The Bank Group, as parties to a E.250.0 million revolving credit facility with the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V., an indirect subsidiary of the Company and a direct subsidiary of GTS Europe BV) have waived any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Senior Notes and GTS Senior Notes and Convertible Debentures. The Bank Group also waived certain other defaults under such credit facility. These waivers may expire if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities or a bankruptcy or insolvency is commenced by or against the Company or GTS Europe BV in the U.S. or The Netherlands other than a bankruptcy pursuant to the proposed voluntary restructuring of the Company and its subsidiaries.

    ITEM 5 - OTHER INFORMATION

    DELEVERAGING TRANSACTIONS

    On July 11, 2001, GTS entered into an agreement with a third party to exchange the third party's holding of $35.5 million aggregate principal amount of GTS's 5.75% Senior Subordinated Convertible Debentures due 2010 (the "Converted Debentures") for 8,165,000 shares of GTS common stock. The terms of the exchange agreement resulted in the early extinguishments of the Converted Debentures, which were discharged and cancelled as a result of the transaction. Of the 8,165,000 common shares issued, 1,289,736 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Debentures, with the balance being issued as additional consideration for the exchange. GTS recognized an extraordinary gain of approximately E.39.4 million (this amount is net of unamortized debt issuance costs of approximately E.0.9 million) within its third quarter 2001 consolidated statements of operations in connection with this transaction.

    During the third quarter, holders of 378,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.25% Cumulative Convertible Preferred Stock ("the Converted Depositary Shares"), exchanged their Depositary Shares for 547,793 shares of GTS common stock.

    In addition, on July 11, 2001, GTS entered into another agreement with the same third party that exchanged the Converted Debentures on July 11, 2001 to exchange the third party's holding of 4,340,950 Depositary Shares, each representing 1/100 of a share of Converted Depositary Shares for an additional 21,704,750 shares of GTS common stock. The terms of this exchange agreement resulted in the cancellation of the Converted Depositary Shares as a result of the transaction. Of the 21,704,750 common shares issued, 6,290,904 shares of common stock were underlying conversion shares issued upon the conversion of the Converted Depositary Shares, with the balance being issued as additional consideration for the exchange. Following completion of this transaction, GTS had outstanding approximately 5.1 million Depositary Shares.

    The above transactions are in addition to deleveraging transactions effected by GTS during April and May 2001 to extinguish $104.5 million aggregate principal amount of GTS's 5.75% Senior Subordinated Convertible Debentures due 2010. In connection with such previously reported transactions, GTS recognized an extraordinary gain within its second quarter consolidated statements of operations of approximately E.98.9 million (this amount is net of unamortized debt issuance costs of approximately E.3.1 million). After giving effect to all the above-described transactions, as of September 30, 2001, GTS had approximately E.359.3 million of such debentures outstanding.

    On September 15, 2001, GTS did not make a dividend payment due on its Depositary Shares, each representing 1/100 of a share of its 7.25% Cumulative Convertible Preferred Stock. GTS has dividend arrearages of $19.2 million on such Depositary Shares representing non-payment of four consecutive quarterly dividend payments. GTS does not expect to make future dividend payments or to pay dividend arrearages on the Depositary Shares during the pendency of their restructuring efforts. Upon the accumulation of six full unpaid quarterly dividends (whether or not consecutive) the number of members of GTS's Board of Directors will be immediately and automatically increased by two and the holders of a majority of the outstanding Depositary Shares, voting together as a class, will be entitled to elect two members to the Board of Directors of GTS.

    These deleveraging transactions are a part of the process to recapitalize GTS's balance sheet to eliminate or reduce the Company's debt obligations and preferred stock, as discussed below. To the extent the shares of GTS common stock issued in connection with the above-described transactions are sold, such sales are expected to have a depressive effect on the market price of the Company's common stock

    ESPRIT TELECOM RESTRUCTURING

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

    Pursuant to the Scheme, as previously announced, Esprit Telecom's senior notes will be exchanged for stock representing a 90% ownership interest in Ventelo BV, a new company that will own Esprit Telecom as well as the other GTS subsidiaries providing principally voice services to businesses in Western Europe. GTS or its affiliates will own through a subsidiary the remaining 10% of the equity in Ventelo BV, and will hold preferred shares that will be convertible into a 1% interest in Ventelo BV as well as warrants to acquire an additional 10% of Ventelo BV. The Scheme is consistent with GTS's overall program to recapitalize its balance sheet by eliminating or reducing its debt obligations and preferred stock. The Company fulfilled all material conditions to effectiveness of the Scheme on or about August 23, 2001.

    NYSE SUSPENSION OF TRADING AND DELISTING

    On June 4, 2001, The New York Stock Exchange ("NYSE") informed GTS that it had suspended trading in GTS common stock on the NYSE due to indications of an "abnormally low selling price." The NYSE also informed GTS that it intended to seek to delist GTS's common stock. GTS did not believe that the NYSE's decision is well founded in the NYSE's rules and on July 18, 2001 GTS filed with the NYSE its request for reversal of the June 4, 2001 decision. The NYSE held a hearing on such matters on August 1, 2001, and upheld its decision to suspend the trading of GTS shares and seek the de-listing of GTS shares on the NYSE. Following the August 1, 2001 hearing, the Company decided not to take any further action with respect to this matter and the NYSE filed with the Securities and Exchange Commission an application to strike the listing and registration of GTS shares. The Securities and Exchange Commission issued an order granting the application of the NYSE to strike the listing and registration of the GTS shares, effective at the opening of business on August 31, 2001. The Company's shares currently trade on the Over the Counter Bulletin Board market under the symbol "GTLS.OB".

    INVOLUNTARY CHAPTER 7 BANKRUPTCY PETITION

    On October 11, 2001, three holders of GTS Convertible Debentures filed an involuntary petition against the Company under chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filing of the petition itself does not mean that the Company is a debtor in a chapter 7 bankruptcy case or is otherwise inhibited from undertaking business or operating in the normal course. Under the Bankruptcy Code, the Company must file an answer within twenty days after it has been served with the petition. On November 1, 2001, the Company was served with the involuntary petition. On November 14, 2001, the Company consented to the relief sought in the petition and voluntarily converted its case from chapter 7 to chapter 11 of the Bankruptcy Code.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                DESIGNATION           DESCRIPTION

                  None

    B. Reports on Form 8-K

               DATE OF REPORT       SUBJECT OF REPORT

               July 13, 2001        Announcement of (i) the exchange of certain
                                    of the senior subordinated debenture and cumulative convertible preferred stock of the Company and (ii) the approval of the Esprit Telecom bondholders and (iii) the default under the GTS Europe BV bonds.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLOBAL TELESYSTEMS, INC.
                              (Registrant)

                              By: /s/ ROBERT A. SCHRIESHEIM
                                  ----------------------------------------------
                                  Name: Robert A. Schriesheim
                                       Title:  Executive Vice President,
                                       & Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

Date: November 19, 2001